Form 10-Q
period 2000-03-31
NUTRISYSTEM COM INC
filed 2000-05-12
CIK 1096376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
     (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

              For the Transition Period From           to
                                             ----------   ---------

                         Commission File Number 0-28551

                             ----------------------

                              nutrisystem.com inc.
                              --------------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                    23-3012204
                      --------                   -----------
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

                      202 Welsh Road,
                   Horsham, Pennsylvania              19044
                   ---------------------              -----
         (Address of principal executive offices)   (Zip Code)

                                 (215) 706-5300
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       No  X
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2000:

      Common Stock,$.001 par value                 27,744,737 shares
                              nutrisystem.com inc.

                               INDEX TO FORM 10-Q

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Balance Sheets......................................   1

    Consolidated Statements of Operations............................   2

    Consolidated Statements of Cash Flows............................   3

    Notes to Consolidated Financial Statements.......................   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................  10

 Item 3 - Quantitative and Qualitative Disclosure About Market Risk..  14

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings..........................................  15

 Item 2 - Changes in Securities and Use of Proceeds..................  15

 Item 3 - Defaults Upon Senior Securities............................  15

 Item 4 - Submission of Matters to a Vote of Security Holders........  15

 Item 5 - Other Information..........................................  15

 Item 6 - Exhibits and Reports on Form 8-K...........................  16

SIGNATURES...........................................................  17

                      NUTRISYSTEM.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
              (unaudited, dollars in thousands, except share data)

                                                          December 31  March 31
                                                          ----------- ----------
                                                              1999       2000
                                                          ----------- ----------
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                  $  2,902   $  4,494
 Restricted cash                                                 360        709
 Trade receivables, less allowance of
    $80 and $73 in 1999 and 2000, respectively                   140        334
 Inventories                                                     769        997
 Prepaid expenses and other current assets                       670        543
                                                            --------   --------
                 Total current assets                          4,841      7,077

FIXED ASSETS, net                                                295        453
GOODWILL, net                                                    500        474
OTHER ASSETS                                                     220        374
                                                            --------   --------

                                                            $  5,856   $  8,378
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                           $    870   $  1,986
 Accrued payroll and related benefits                             65        157
 Other current liabilities                                       397        397
                                                            --------   --------
        Total current liabilities                              1,332      2,540

NON-CURRENT LIABILITIES                                          133        130
                                                            --------   --------
          Total liabilities                                    1,465      2,670
                                                            --------   --------

COMMITMENTS AND CONTINGENCIES                                     --         --
STOCKHOLDERS' EQUITY:
 Preferred stock $.001 par value
    (5,000,000 shares authorized, no shares outstanding)          --         --
 Common stock, $.001 par value (55,000,000 shares                 27         28
 authorized; shares issued - 27,176,737 at December 31, 1999 and 27,744,737 at March 31, 2000)
 Additional paid-in capital                                   16,760     19,555
 Warrants exercisable at $1 per share                            344        343
 Accumulated deficit                                         (12,740)   (14,218)
                                                            --------   --------

          Total stockholders' equity                           4,391      5,708
                                                            --------   --------
                                                            $  5,856   $  8,378
                                                            ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRISYSTEM.COM INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          (unaudited, dollars in thousands, except per share amounts)


                                                           Three Months Ended
                                                                March 31
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
REVENUES:
 Food sales                                                $ 2,133    $ 5,066
 Franchise royalty fees                                        135         83
 Other                                                          49         22
                                                           -------    -------

                                                             2,317      5,171
                                                           -------    -------
COSTS AND EXPENSES:
 Cost of revenues                                            1,726      2,835
 Advertising and marketing                                      28      2,605
 General and administrative                                    647      1,203
 Depreciation and amortization                                  17         49
 Other                                                           6         --
 Non-cash compensation expense                                  --          5
                                                           -------    -------

                                                             2,424      6,697
                                                           -------    -------
   Operating loss                                             (107)    (1,526)

INTEREST INCOME                                                  6         48
                                                           -------    -------

   Loss before minority interest                              (101)    (1,478)
MINORITY INTEREST                                                2         --
                                                           -------    -------

   Net loss                                                $   (99)   $(1,478)
                                                           =======    =======

BASIC AND DILUTED                                          $ (0.01)   $ (0.05)
      LOSS PER SHARE                                       =======    =======

BASIC AND DILUTED WEIGHTED AVERAGE  SHARES OUTSTANDING      19,539     27,363
                                                           -------    -------


  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRISYSTEM.COM INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (unaudited, dollars in thousands)

                                                                     Three Months Ended
                                                                          March 31
                                                                     ------------------
                                                                       1999      2000
                                                                     --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                             $ (99)   $(1,478)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities-
   Other non-cash expense                                                --        330
   Minority interest                                                     (2)        --
   Depreciation and amortization                                         17         49
   Loss on disposals                                                     53         --

 Changes in operating assets and liabilities-
  Restricted cash                                                        49       (349)
  Trade receivables                                                     112       (194)
  Inventories                                                           128       (228)
  Prepaid expenses and other assets                                     208        (27)
  Accounts payable                                                     (383)     1,116
  Accrued payroll and related expenses                                   50         92
  Other current liabilities                                              15         --
                                                                   --------   --------
              Net cash provided by (used in) operating activities       148       (689)
                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital additions                                              (28)      (184)
                                                                   --------   --------
     Net cash used in investing activities                              (28)      (184)
                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common shares, net of costs                       --      2,465
                                                                   --------   --------

              Net cash provided by financing activities                  --      2,465
                                                                   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 120      1,592
CASH AND CASH EQUIVALENTS,
beginning of period                                                     361      2,902
                                                                   --------   --------
CASH AND CASH EQUIVALENTS,
end of period                                                         $ 481    $ 4,494
                                                                   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRISYSTEM.COM INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      (In thousands, except share amounts)

                  (Information as of March 31, 2000 and for the
                               three months ended
                      March 31, 1999 and 2000 is unaudited)


1.  BACKGROUND:
    -----------

Nature of the Business
----------------------

nutrisystem.com inc. (a Delaware corporation) together with its subsidiaries (the "Company") is a provider of weight loss programs and distributor of pre-packaged foods. As discussed below, the Company was formed to offer interactive, Internet-based weight loss solutions to the beauty, health, wellness and personal care markets by providing well known diet programs that incorporate pre-packaged meals and a comprehensive diet philosophy.

nutrisystem.com inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Independent franchise weight loss center owners operate using the Company's trade name, trademarks and programs for which a royalty is paid to the Company. The Company's pre-packaged foods are sold to program participants through the Internet, independent distribution and through franchised weight loss centers.

Since the inception of the Nutri/System business in 1972, the Company and its predecessors have operated in various organizational and legal structures. In early 1993, the business was party to a bankruptcy proceeding. This case was converted to a Chapter 11 proceeding effective June 4, 1993. One of the Company's predecessors operated as a debtor in possession through December 1993. In 1999, the Company acquired the Predecessor Businesses for cash of $3,400 plus 17,500,000 shares of common stock. In order to fund the Company's purchase of the Predecessor Businesses and planned investments, the Company completed a private placement that raised net proceeds of approximately $7,574.

Since 1993, the Company has incurred significant losses and, as of March 31, 2000, has an accumulated deficit of $14,218. The Company intends to invest heavily in marketing and promotion, strategic alliances, web site development and technology and development of its administrative organization. As a result, the Company believes that it will incur further operating losses for the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company plans to raise capital through an additional private placement or a public offering of its common stock. Based on the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2000 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations through the end of 2000. Achieving profitability depends upon the Company's ability to: (1) raise the necessary capital to fund operating needs and finance the planned marketing programs and technology investment and (2) generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs to generate sufficient revenues to achieve or sustain profitability in the future.

Merger Transaction
------------------

In August 1999, Ansama Corp. ("Ansama"), a non-operating public company with minimal assets and liabilities and the sole stockholder of nutrisystem.com inc., entered into: (1) an Asset Purchase Agreement to acquire the operating assets and assume certain liabilities of Nutri/System L.P. for $3,000 and (2) a Stock Exchange and Purchase Agreement to acquire the beneficial interest of NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. The Asset Purchase Agreement and Stock Exchange and Purchase Agreement are collectively referred to as the Merger Agreements and the transactions contemplated by the Merger Agreements are referred to as the Merger. The amount paid to the principal stockholder in excess of the book value was treated as a dividend. The consideration paid for the acquisition of the minority interest was allocated to the Company's assets and liabilities in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

On September 27, 1999, Ansama was merged into the Company and the Company completed the Merger with proceeds generated from the private placement. As a result of the Merger, the owners of the Predecessor Businesses obtained a controlling interest in the common stock of the Company. In addition, the management team of the Predecessor Businesses became the officers and management of the Company. The Merger was treated as a recapitalization with the assets and liabilities of the Predecessor Businesses recorded at historical cost in the accompanying consolidated financial statements.

In connection with the Merger, the Company issued 8,200,000 shares of common stock to the president of the Company. This issuance was treated as compensation expense for accounting purposes. The compensation expense was recorded in 1999 and was based on a fair market value of $1 per share.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Presentation of Financial Statements
------------------------------------

As of December 31, 1999 and March 31, 2000, the Company's consolidated financial statements include the accounts of nutrisystem.com inc. and its wholly owned subsidiaries. The accompanying historical financial statements prior to September 27, 1999 include the combined accounts of the Predecessor Businesses. The historical stockholders' equity presented in the accompanying financial statements has been retroactively restated to give effect to the shares and consideration issued in the Merger. See Note 1.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)
----------------------------------------

The accompanying consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2000.

Cash Flow Information
---------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the three months ended March 31, 2000. Payments for interest were $2 and $2 for the three months ended March 31, 1999 and 2000, respectively.

Restricted Cash
---------------

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories
-----------

Inventories consist principally of packaged food at the Company's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Goodwill
--------

Goodwill represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is amortized over five years.

Advertising Costs
-----------------

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 1999 and March 31, 2000, $587 and $453, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $28 and $2,588 during the three months ended March 31, 1999 and 2000, respectively.

Internet Site Development Costs
-------------------------------

Internet site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internet site development costs totaled $207 in 1999 of which $3 was capitalized and is included in other assets.

Fixed Assets
------------

Fixed assets are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the related lease terms.

Other Assets
------------

Other assets represent security deposits for leased facilities, equipment and credit card processors.

Revenue Recognition
-------------------

Revenues from food sales and other are recognized when the related products are shipped. Other revenues represent primarily the sale of print materials to franchisees and independent distributors.

Franchise royalty fees are contractually set at 4% of franchisees' total net sales.

Minority Interest
-----------------

Minority interest represents the minority stockholders' share of the equity and results of operations of the Company based on their proportionate share of capital contributions.

Income Taxes
------------

The Predecessor Businesses were flow-through entities which were not subject to federal or state income taxes and, consequently, none have been reflected in the accompanying consolidated financial statements. The owners of the Predecessor Business were required to include their respective share of the profits or losses in their respective tax returns.

nutrisystem.com inc. is a "C" corporation which is subject to corporate level income taxes. As a result of the Merger discussed in Note 1, the Company became subject to corporate income taxes, and began providing for income taxes in the accompanying consolidated financial statements beginning on September 27, 1999 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

As a result of the Merger discussed in Note 1, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized through future taxable income. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity.

Stock Options
-------------

The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 4.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of the Company's financial instruments approximate their fair values.

Net Loss Per Common Share
-------------------------

The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding. The impact of common stock equivalents has not been included in the weighted average shares for diluted loss per share purposes since its effect would be anti-dilutive.

Recently Issued Accounting Pronouncements
-----------------------------------------

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and disclosure of comprehensive income. The pronouncement had no impact on the Company because it has no other comprehensive income items to report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is required to adopt this statement beginning in 2001. Management currently believes that the adoption of SFAS No. 133 will have no impact on the Company's consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and operating expenses during the reporting period. Actual results could differ from these estimates.

Certain Reclassifications
-------------------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  CAPITAL STOCK:
    --------------

Common Stock
------------

The Company's certificate of incorporation includes authorization to issue up to 55 million shares of common stock with a $.001 par value per share. As of December 31, 1999 and March 31, 2000, 27,176,737 and 27,744,737 shares, respectively, were issued and outstanding.

In October 1999, the Company completed a private placement of 7,637,400 shares of common stock which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 in payments to service providers. The Company also issued 3,000 shares of stock in March 2000 upon the exercise of common stock warrants.

Preferred Stock
---------------

The Company has also authorized 5,000,000 shares of preferred stock issuable in series upon resolution of the Board of Directors. Unless otherwise required by law, the Board of Directors can, without stockholder approval, issue preferred stock in the future with voting and conversion rights that could adversely affect the voting power of the common stock. The issuance of preferred stock may have the effect of delaying, averting or preventing a change in control of the Company.

4.  STOCK OPTIONS AND WARRANTS:
    ---------------------------

Stock Option Plan
-----------------

In August 1999, the Company adopted the 1999 Equity Incentive Plan (the "Plan"), under which options to purchase shares of the Company's common stock could be granted to key employees. A maximum of 1,000,000 shares of common stock may be issued pursuant to the Plan. These options could be either incentive stock options or nonqualified stock options. The Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. The Board also determines the option exercise price per share and vesting provisions. No options were issued prior to 1999. The following table summarizes the options granted in 1999 and the three months ended March 31, 2000:

                    Options    Options      Options       Remaining        Options     Exercise
Date Issued         Issued    Forfeited   Outstanding       Term         Exercisable     Price
-----------         ------    ---------   -----------       ----         -----------     -----
October 1999        294,500     1,000       293,500        9.5 Years         -0-         $1.00
November 1999       200,000       -0-       200,000        9.6 Years         -0-          1.75
January 2000        119,000       -0-       119,000        9.8 Years         -0-          2.50
February 2000       205,000       -0-       205,000        9.9 Years         -0-          5.00
March 2000           75,000       -0-        75,000         10 Years         -0-          5.00

As permitted under SFAS No. 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that the Company disclose pro forma net income and pro forma earnings per share amounts as if compensation expense were recognized for options granted based on the fair value of the options issued. The Company estimates the fair value of its options using the Black-Scholes option pricing model and the following weighted average assumptions: no dividend yield; expected volatility of 0.1%; risk free interest rate of 6.04% and expected life of 10 years. The weighted average fair value of the options issued in 1999 was $.71. The Company's net loss in 1999 would have been $9,649 and basic and diluted loss per share would have been $0.45

The Company will record $60 in compensation expense related to the options granted in November 1999 over the three-year vesting period based on a fair market value of $2.05 per share. Compensation expense of $2 and $5 associated with these options was recorded in 1999 and the three months ended March 31, 2000, respectively.

Common Stock Warrants
---------------------

In return for services in connection with the October 1999 private placement, the placement agent received warrants to purchase 763,740 common shares at $1.00 per share. The fair value of the warrants of $344 was recorded as a reduction of the proceeds from the offering. Fair value was computed using the Black-Scholes option pricing model.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to nutrisystem.com or its management, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in our Form 10 (Amendment 4) filed March 14, 2000 with the Securities and Exchange Commission, and risks associated with the results of our continuing operations. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

     The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

     We formed nutrisystem.com inc., a Delaware corporation, in August 1999 to become a leading authoritative Internet web site for weight loss and related health issues by providing a well-known diet program that incorporates pre-packaged meals and a complete diet philosophy in the convenience of one's own home.

     The Nutri/System diet plan was developed by one of our predecessor businesses that historically operated through company-owned and franchised weight loss centers. Currently, owners of independent, franchised weight loss centers operate using our trade name, trademarks and programs for which a royalty is paid to us. In 1998, we initiated NutriSystem Direct, a multilevel marketing program of independent distributors of our diet plan. Our pre-packaged foods are now sold to program participants through the Internet, independent distribution and the franchised weight loss centers.

     Our strategy is to combine the well-established NutriSystem name and proven weight loss program with the Internet as a medium of communication between ourselves and our members and potential members. We will develop the direct business, which we believe complements the Internet strategy, and we will continue to support the franchise centers. In pursuing this business strategy, we have made, and will continue to make, significant expenditures for:

 .    Advertising and promotion of our web site and program;
 .    Introduction of our program in international markets;
 .    Enhancements to the nutrisystem.com web site;
 .    Expansion of our fulfillment capacity; and
 .    Development of our administrative infrastructure to support growth.

     We believe that potential profit margins and revenue growth justify the expenditures required to pursue our business strategy. However, achieving these returns depends upon our ability to raise the necessary funds to execute our business strategy successfully. To date we have incurred significant losses and, as of March 31, 2000, had an accumulated deficit of $14,218. In the quarter ended March 31, 2000, our net loss was $1,478. We anticipate that we will incur additional losses in future periods. We expect future capital needs to be funded through the sale of additional equity securities in private or public offerings in 2000. There can be no assurance that we will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future.

     In pursuing our business strategy, our primary financial objectives are to generate rapid growth while maintaining and improving profit margins. We measure growth in terms of total membership, the number of new customers, revenues per customer and total revenues. We measure profit margins in terms of gross margin (revenues less cost of revenues) as a percentage of revenues, total advertising and marketing expense as a percentage of revenues and operating profit or loss. In order to remove the effects of seasonality, we will compare current period results to the same period in prior years. However, because we started our Internet business so recently, we will initially evaluate our business by comparing current results to immediately prior periods.

     Our revenues and expenses consist of the following components:

     Revenues. Revenues consist of food sales, franchise royalty fees and other revenues. Food sales include sales of food, supplements, shipping and handling charges billed to members and sales adjustments including product returns.
Prior to October 1999, all revenues related to company-owned or franchised weight loss centers and independent distribution (direct sales). Internet revenues began with the launch of our web site in October 1999. Revenues from product sales are recorded when shipped.

     Cost of revenues. Cost of revenues consists primarily of the cost of the products sold to members, fees paid to independent distributors on their sales, incoming and outgoing shipping costs, charge card discounts and packing material.

     Advertising and marketing expense. Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll and related expenses for personnel engaged in these activities. We follow the AICPA Statement of Position 93-7, "Reporting for Advertising Costs" to account for Internet site linking arrangements. Generally Internet advertising expense is recognized based on the rate of delivery of a guaranteed number of impressions over the advertising contract term. All other advertising costs are expensed as incurred.

     General and administrative expenses. General and administrative expenses consist of payroll and related expenses for administrative, information technology, fulfillment and customer service personnel, facility expenses, Internet site development costs, professional service fees and other general corporate expenses. Internet site development costs are accounted for in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internet site development cost in 1999 (when the site was launched) totaled $207, of which $3 was capitalized and the remainder was expensed.

     Non-cash compensation expense. Non-cash compensation expense recorded in 2000 represents the amortization of deferred compensation related to stock options granted to our management over the three-year vesting period.

     Interest income/expense. Interest consists of interest income earned on cash balances, net of interest expense.

     Income taxes. Our predecessor companies were flow-through entities, which were not subject to federal or state income taxes and, consequently, none have been reflected in our financial statements for the historical periods prior to September 30, 1999. For purposes of pro forma presentation, due to the recurring losses incurred by the predecessor companies and management's assessment of realization of the related tax deduction, no pro forma tax benefit was recorded during the years ended December 31, 1996, 1997, 1998 or 1999. Effective with the Merger on September 27, 1999, we became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of our assets over the financial reporting carrying amount has been recorded based on management's assessment that the net deferred tax asset is not realizable through future taxable earnings.

Internet Operations

     We launched our web site on October 15, 1999. Developing our Internet operations is central to our business strategy. However, because of our web site's limited operating history, we believe that historical period-to-period comparisons should not be relied upon as an indication of future performance.

     Our Internet operations generated food sales of $275 in the three months ended December 31, 1999 and $3,183 in the three months ended March 31, 2000. Internet food sales grew consistently during the first three months of 2000, moving from $935 to $1,068 to $1,180 from January to February to March. In the three months ended December 31, 1999, our Internet-based program gained 5,487 new members and attracted 1,416 new customers. In the three months ended March 31, 2000, we gained 59,949 new members and attracted 13,384 new customers. We attribute these substantial gains to (a) seasonality (dieting falls off from mid-November through December), (b) greater advertising spending and (c) greater awareness of our web site over time. In the three months ended December 31, 1999, advertising and marketing expense amounted to $465, or 27% of total revenues and 169% of Internet food sales. In the three months ended March 31, 2000, advertising and marketing expense amounted to $2,605, or 50% of total revenues and 82% of Internet food sales. We timed the initiation of a number of advertising programs to begin on January 1, 2000, generally the start of a popular dieting period.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

     Revenues. Our revenues increased from $2,317 for the quarter ended March 31, 1999 to $5,171 for the quarter ended March 31, 2000. The revenue increase of $2,854, or 123%, resulted from $3,183 in food sales related to the commencement of Internet sales.

     Costs and Expenses.   Cost of revenues increased $1,109 for the quarter
ended March 31, 2000 compared to the same period of the prior year. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 26% to 45% for the quarters ended March 31, 1999 and March 31, 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales. Advertising and promotional expense increased from $28 to $2,605 from the first quarter of 1999 to the first quarter of 2000. Virtually all advertising in the first quarter of 2000 promoted the Internet program. General and administrative expenses increased from $647 to $1,203 from the first quarter of 1999 compared to the first quarter of 2000. This increase of $556 is due primarily to an increase in compensation expense ($416) and professional services ($93) which were connected to establishing our Internet business.

     Interest Income. Interest income (net of interest expense) increased $42 from $6 in the first quarter of 1999 to $48 in the first quarter of 2000 primarily due to higher cash balances.

     Net Loss.   Our net loss increased $1,379 for the quarter ended March 31,
2000 compared to the first quarter of 1999. This increase is due primarily to an increase in advertising and compensation costs associated with the launch of our Internet business.

Liquidity, Capital Resources and Other Financial Data

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures. In August 1999, Ansama, a non-operating public shell corporation and the sole stockholder of nutrisystem.com, entered into: (1) an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and (2) a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into us. In order to fund our resulting cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, we completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, we completed a private placement of 500,000 shares of common stock, which resulted in gross proceeds of $2,500, and also issued 65,000 shares valued at $5.00 per share to two service providers. The net proceeds of these equity sale transactions will be used for working capital and to pursue our business strategy, including advertising and promotion, international expansion, web site enhancements and the development of our administrative infrastructure.

     At March 31, 2000, we had net working capital of $4,537. Cash and cash equivalents were $4,494. Our principal source of liquidity is the cash obtained from the private placement transactions. We currently have no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the three months ended March 31, 2000, we generated a ($689) cash flow deficit from operations, attributable to net losses, which were funded from the private placement equity transactions.

     In the three months ended March 31, 2000, net cash used by investing activities was $184 which consisted of capital expenditures incurred primarily to increase web site and fulfillment capacity.

     In the three months ended March 31, 2000, net cash provided by financing activities amounted to $2,465. These funds were raised in a private placement of equity securities and from the exercise of warrants. The proceeds from these transactions will be used for working capital and to pursue our business strategy.

     Under marketing agreements, we are required to pay aggregate minimum fixed fees of $3,679 and $319 for the nine months ending December 31, 2000 and the twelve months ending December 31, 2001, respectively. As of March 31, 2000, our principal commitments consisted of obligations under our marketing agreements and operating leases. Although we have no material commitments for capital expenditures, we anticipate substantial increases in capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel.

     We expect future cash obligations to be funded from financing activities, which may include additional private or public offerings of equity securities. Based on the variable nature of a portion of our expenditures, the cash balance at March 31, 2000 and our belief that additional equity financing can be raised, we believe that we have the ability to continue operations through the end of 2000. However, there can be no assurance that we will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. We have no credit facilities available to fund working capital or investment needs.

     We have no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

Factors Affecting Our Business and Prospects

     We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control.

Inflation

     Our financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, inflation issues may impact our business in the future. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

Year 2000 Matters

     We have not experienced any computer problems since January 1, 2000 nor do we have any knowledge of any computer problems experienced by any of our suppliers since January 1, 2000.

Recently Issued Accounting Pronouncements

     See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     We have no material interest-bearing assets or liabilities, nor do we have any current exposure for changes in foreign currency exchange rates. We do not use derivatives or other financial instruments. Our financial instruments consist of cash and receivables. The market values of these financial instruments approximate book value.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
-------  ------------------

      None

Item 2.  Changes in Securities and Use of Proceeds
-------  ------------------------------------------

      The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the period January 1, 2000 through March 31, 2000.

     (a) On March 2, 2000, the Company sold 500,000 shares of Common Stock at a price of $5.00 per share to CRX Investments I, L.P., a private investment firm, in a private placement exempt from registration under Section 4(2) of the Act. The gross proceeds of $2.5 million from the private placement were added to the Company's working capital and are being used to pursue the Company's business strategy, including payment of advertising and marketing expenses and enhancements to the Company's web site. No underwriters were used in connection with this private placement.

     (b) On March 1, 2000, the Company issued 50,000 shares of Common Stock valued at $5.00 per share to Telamerica Media Incorporated in payment for certain advertising services rendered to the Company by Telamerica Media Incorporated. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act.

     (c) On March 1, 2000, the Company issued 15,000 shares of Common Stock valued at $5.00 per share to Duane, Morris & Heckscher LLP in payment for legal services rendered to the Company by Duane, Morris & Heckscher LLP. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

      None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      None

Item 5.  Other Information
-------  -----------------

      None

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

a.  Exhibits:

  27.1     Financial data schedule


b.  Reports on Form 8-K:

       No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

nutrisystem.com inc.

BY: /S/ BRIAN D. HAVESON                          May 12, 2000
    --------------------                          ------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                            May 12, 2000
    ------------------                            ------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index
                                 -------------



  27.1       Financial data schedule