Form 10-Q
period 2000-06-30
NUTRISYSTEM COM INC
filed 2000-07-31
CIK 1096376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
     (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

             For the Transition Period From _________ to _________

                         Commission File Number 0-28551
                             ______________________

                              nutrisystem.com inc.
             (Exact name of Registrant as specified in its charter)

                      Delaware                    23-3012204
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                    202 Welsh Road,
                 Horsham, Pennsylvania                19044
       (Address of principal executive offices)     (Zip Code)

                                 (215) 706-5300
              (Registrant's telephone number, including area code)

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

                                Yes  __    No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 27, 2000:

      Common Stock,$.001 par value                 27,794,737 shares
                              nutrisystem.com inc.

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


                     NUTRISYSTEM.COM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (unaudited, dollars in thousands, except share data)

                                                                           December 31,          June 30,
                                                                               1999                2000
                                                                           ------------        -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  2,902            $  2,515
 Restricted cash                                                                  360                 784
 Trade receivables, less allowance of
    $80 and $73 in 1999 and 2000, respectively                                    140                 158
 Inventories                                                                      769               1,423
 Prepaid expenses and other current assets                                        670                 480
                                                                             --------            --------
        Total current assets                                                    4,841               5,360

FIXED ASSETS, net                                                                 295                 720
GOODWILL, net                                                                     500                 448
OTHER ASSETS                                                                      220                 784
                                                                             --------            --------
                                                                             $  5,856            $  7,312
                                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                            $    870            $  2,131
 Accrued payroll and related benefits                                              65                 111
 Other current liabilities                                                        397                 396
                                                                             --------            --------
        Total current liabilities                                               1,332               2,638
NON-CURRENT LIABILITIES                                                           133                 127
                                                                             --------            --------
          Total liabilities                                                     1,465               2,765
                                                                             --------            --------
COMMITMENTS AND CONTINGENCIES                                                      --                  --
STOCKHOLDERS' EQUITY:
 Preferred stock $.001 par value
    (5,000,000 shares authorized, no shares outstanding)                           --                  --
 Common stock, $.001 par value (100,000,000 shares
  authorized; shares issued - 27,176,737 at December 31, 1999 and
  27,794,737 at June 30, 2000)                                                     27                  28
 Additional paid-in capital                                                    16,760              19,860
 Warrants exercisable at $1 per share                                             344                 343
 Accumulated deficit                                                          (12,740)            (15,684)
                                                                             --------            --------
          Total stockholders' equity                                            4,391               4,547
                                                                             --------            --------
                                                                             $  5,856            $  7,312
                                                                             ========            ========

      The accompanying notes are an integral part of these consolidated financial statements.

                     NUTRISYSTEM.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (unaudited, dollars in thousands, except per share amounts)

                                                         Three Months Ended                   Six Months Ended
                                                               June 30                            June 30
                                                  --------------------------------   ---------------------------------
                                                        1999             2000              1999              2000
REVENUES:
  Food sales                                           $ 2,309          $ 5,466           $ 4,442           $10,532
  Franchise royalty fees                                   133               45               268               128
  Other                                                    132               10               181                32
                                                       -------          -------           -------           -------
                                                         2,574            5,521             4,891            10,692
                                                       -------          -------           -------           -------
COSTS AND EXPENSES:
  Cost of revenues                                       1,834            3,038             3,560             5,873
  Advertising and marketing                                 21            2,515                49             5,120
  General and administrative                               627            1,420             1,274             2,623
  Depreciation and amortization                             17               62                34               111
  Other                                                      7               --                13                --
  Non-cash compensation expense                             --                5                --                10
                                                       -------          -------           -------           -------
                                                         2,506            7,040             4,930            13,737
                                                       -------          -------           -------           -------
        Operating income (loss)                             68           (1,519)              (39)           (3,045)
INTEREST INCOME                                              6               53                12               101
                                                       -------          -------           -------           -------
        Income (loss) before minority                       74           (1,466)              (27)           (2,944)
         interest
MINORITY INTEREST                                           (2)              --                --                --
                                                       -------          -------           -------           -------
        Net income (loss)                              $    72          $(1,466)          $   (27)          $(2,944)
                                                       =======          =======           =======           =======

BASIC AND DILUTED
 INCOME (LOSS) PER SHARE                               $  0.00          $ (0.05)          $ (0.00)          $ (0.11)
                                                       =======          =======           =======           =======
BASIC AND DILUTED WEIGHTED AVERAGE  SHARES
 OUTSTANDING                                            19,539           27,768            19,539            27,565
                                                       -------          -------           -------           -------

             The accompanying notes are an integral part of these consolidated financial statements.

                     NUTRISYSTEM.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (unaudited, dollars in thousands)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                -----------------------------
                                                                                   1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $ (27)            $(2,944)
 Adjustments to reconcile net loss to net cash (used in) operating activities-
   Other non-cash expense                                                            --                 635
   Depreciation and amortization                                                     34                 111
   Loss on disposals                                                                 53                   7

 Changes in operating assets and liabilities-
  Restricted cash                                                                    46                (424)
  Trade receivables                                                                  60                 (18)
  Inventories                                                                       (32)               (654)
  Prepaid expenses and other assets                                                 165                (374)
  Accounts payable                                                                 (368)              1,261
  Accrued payroll and related expenses                                               60                  46
  Other current liabilities                                                         (77)                 (1)
                                                                                 ------             -------
              Net cash (used in) operating activities
                                                                                    (86)             (2,355)
                                                                                 ------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital additions                                                     (34)               (497)
                                                                                 ------             -------
              Net cash used in investing activities                                 (34)               (497)
                                                                                 ------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Issuance of common shares, net of costs                                --               2,465
                                                                                 ------             -------
              Net cash provided by financing activities
                                                                                     --               2,465
                                                                                 ------             -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (120)               (387)
CASH AND CASH EQUIVALENTS,
beginning of period                                                                 361               2,902
                                                                                 ------             -------
CASH AND CASH EQUIVALENTS,
end of period                                                                     $ 241             $ 2,515
                                                                                 ======             =======


         The accompanying notes are an integral part of these consolidated financial statements.

                     NUTRISYSTEM.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

                                ( Unaudited)

1.     BACKGROUND:

Nature of the Business

nutrisystem.com inc. (a Delaware corporation) together with its subsidiaries (the "Company") is a provider of weight loss programs and distributor of pre-packaged foods. As discussed below, the Company was formed to offer interactive, Internet-based weight loss solutions to the beauty, health, wellness and personal care markets by providing well known diet programs that incorporate pre-packaged meals and a comprehensive diet philosophy.

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

Since 1993, the Company has incurred significant losses and, as of June 30, 2000, has an accumulated deficit of $15,684. The Company intends to invest heavily in marketing and promotion, strategic alliances, web site development and technology and development of its administrative organization. As a result, the Company believes that it will incur further operating losses for the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company plans to raise capital through an additional private placement and/or a public offering of its common stock. Based on the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2000 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations through the end of 2000. Achieving profitability depends upon the Company's ability to: (1) raise the necessary capital to fund operating needs and finance the planned marketing programs and technology investment and (2) generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs to generate sufficient revenues to achieve or sustain profitability in the future.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Financial Statements

As of December 31, 1999 and June 30, 2000, the Company's consolidated financial statements include the accounts of nutrisystem.com inc. and its wholly owned subsidiaries. The accompanying historical financial statements prior to September 27, 1999 include the combined accounts of the Predecessor Businesses. The historical stockholders' equity presented in the accompanying financial statements has been retroactively restated to give effect to the shares and consideration issued in the Merger. See Note 1.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three and six months ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2000.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the six months ended June 30, 2000. Payments for interest were $4 for each of the six months ended June 30, 1999 and 2000.

Restricted Cash

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

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 1999 and June 30, 2000, $587 and $406, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $49 and $5,034 during the six months ended June 30, 1999 and 2000, respectively.

Internet Site Development Costs

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

3.  CAPITAL STOCK:

Common Stock

In June 2000, the Company's certificate of incorporation was amended to increase the number of shares authorized for issue to 100 million shares of common stock with a $.001 par value per share. As of December 31, 1999 and June 30, 2000, 27,176,737 and 27,794,737 shares, respectively, were issued and outstanding.

In October 1999, the Company completed a private placement of 7,637,400 shares of common stock which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 per share in May 2000 in payments to service providers. The Company also issued 3,000 shares of stock in March 2000 upon the exercise of common stock warrants.

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

4.  STOCK OPTIONS AND WARRANTS:

Stock Option Plans

In August 1999, the Company adopted the 1999 Equity Incentive Plan and in June 2000, the Company adopted the 2000 Equity Incentive Plan, under which options to purchase shares of the Company's common stock could be granted to key employees. Currently 1,000,000 and 4,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively. Under the terms of the 2000 Equity Incentive Plan, the number of shares reserved will be adjusted quarterly so that the total number of shares subject to outstanding options plus the shares available for grant will equal 14% of the then-outstanding shares of the Company's common stock. These options could be either incentive stock options or nonqualified stock options. In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the "Director Plan"), under which nonqualified stock options to purchase shares of the Company's common stock could be granted to non-employee directors and consultants to the Company. A maximum of 500,000 shares of common stock may be issued pursuant to the Director Plan. Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. The Board also determines the option exercise price per share and vesting provisions. No options were issued prior to 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Background

     We formed nutrisystem.com inc., a Delaware corporation, in August 1999 to combine the well-established NutriSystem name and proven weight loss program with the Internet as a medium of communication between ourselves and our members and potential members. The NutriSystem diet program was originally developed by our predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, 20 owners of independent, franchised weight loss centers remain, with territories encompassing less than 2% of the United States population. In 1998, we initiated NutriSystem Direct, L.L.C. a multi-level marketing program of independent distributors of our diet program. Our pre-packaged foods are now sold to program participants through the Internet, independent distributors and the remaining franchised weight loss centers.

     Since the NutriSystem businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993 which was discharged in 1994. In August 1999, Ansama, a non-operating public shell corporation and the sole stockholder of nutrisystem.com, entered into: (1) an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and (2) a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into us. In order to fund our resulting cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, we completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, we completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. We also issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 in May 2000 to service providers. The net proceeds of these equity sale transactions will be used for working capital and to pursue our business strategy, including advertising and promotion, international expansion, web site enhancements and the development of our administrative infrastructure.

     We believe that potential profit margins and revenue growth justify the expenditures required to pursue our business strategy. However, achieving these returns depends upon our ability to raise the necessary funds to execute our business strategy successfully. To date we have incurred significant losses and, as of June 30, 2000, had an accumulated deficit of $15,684. In the six months ended June 30, 2000, our net loss was $2,944. We anticipate that we will incur additional losses in future periods. We expect future capital needs to be funded through the sale of additional equity securities in private and/or public offerings in 2000. There can be no assurance that we will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future.

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

     Cost of revenues. Cost of revenues consists primarily of the cost of the products sold to members, fees paid to independent distributors on their sales, incoming and outgoing shipping costs, charge card discounts and packing material. Cost of products sold includes products provided at no charge as part of promotions.

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

     Income taxes. Our predecessor companies were flow-through entities, which were not subject to federal or state income taxes and, consequently, none have been reflected in our financial statements for the historical periods prior to September 30, 1999. For purposes of pro forma presentation, due to the recurring losses incurred by the predecessor companies and management's assessment of realization of the related tax deduction, no pro forma tax benefit was recorded during the year ended December 31, 1999. Effective with the Merger on September 27, 1999, we became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of our assets over the financial reporting carrying amount has been recorded based on management's assessment that the net deferred tax asset is not realizable through future taxable earnings.

Internet Operations

     We launched our web site on October 15, 1999. Developing our Internet operations is central to our business strategy. However, because of our web site's limited operating history, we believe that historical period-to-period comparisons should not be relied upon as an indication of future performance.

     Our Internet operations generated revenue of $275, $3,183 and $3,700 in the three months ended December 31, 1999, March 31, 2000 and June 30, 2000, respectively. In the three months ended December 31, 1999, our Internet-based program gained 5,487 new members and attracted 1,416 new customers. In the three months ended March 31 and June 30, 2000, respectively, we gained 59,949 and 45,530 new members and attracted 13,384 and 12,448 new customers. We attribute the substantial gains in the first half of 2000 to (a) seasonality (dieting falls off from mid-November through December and in the summer months),
(b) greater advertising spending and (c) greater awareness of our web site over time. In the three months ended December 31, 1999, advertising and marketing expense amounted to $465, or 27% of total revenues and 169% of Internet revenues. In the three months ended March 31, 2000, advertising and marketing expense amounted to $2,605, or 50% of total revenues and 82% of Internet revenues, while in the three months ended June 30, 2000, advertising and marketing expense amounted to $2,515, or 46% of total revenues and 68% of Internet revenues. We timed the initiation of a number of advertising programs to begin on January 1, 2000, generally the start of a popular dieting period.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

     Revenues. Our revenues increased from $2,574 for the quarter ended June 30, 1999 to $5,521 for the quarter ended June 30, 2000. The revenue increase of $2,947, or 114%, resulted from a $3,157 increase in food sales related to the commencement of Internet sales.

     Costs and Expenses.   Cost of revenues increased from $1,834 to $3,038 for
the quarters ended June 30, 1999 and 2000, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 29% to 45% for the quarters ended June 30, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales. Advertising and marketing expense increased from $21 to $2,515 from the second quarter of 1999 to the second quarter of 2000. Virtually all advertising in the second quarter of 2000 promoted the Internet program. General and administrative expenses increased from $627 to $1,420 from the second quarter of 1999 compared to the second quarter of 2000. This increase of $793 is due primarily to an increase in compensation expense ($609), professional services ($98), rent ($53) and other costs which were connected to establishing our Internet business.

     Interest Income. Interest income (net of interest expense) increased $47 from $6 in the second quarter of 1999 to $53 in the second quarter of 2000 primarily due to higher cash balances.

     Net Income and Loss.   We incurred a net loss of $1,466 for the quarter
ended June 30, 2000 as compared to net income of $72 for the quarter ended June 30, 1999. This variance of $1,538 was due primarily to an increase in advertising and compensation costs associated with the launch of our Internet business.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 2000

     Revenues. Our revenues increased from $4,891 for the six months ended June 30, 1999 to $10,692 for the six months ended June 30, 2000. The revenue increase of $5,801, or 119%, resulted from $6,090 in food sales related to the commencement of Internet sales.

     Costs and Expenses.   Cost of revenues increased from $3,560 to $5,873 for
the six months ended June 30, 1999 and 2000, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 27% to 45% for the six months ended June 30, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales. Advertising and promotional expense increased from $49 to $5,120 from the first half of 1999 to the first half of 2000. Virtually all advertising in the first half of 2000 promoted the Internet program. General and administrative expenses increased from $1,274 to $2,623 from the first half of 1999 compared to the first half of 2000. This increase of $1,349 is due primarily to an increase in compensation expense ($1,105), professional services ($191), rent ($97) and other costs which were connected to establishing our Internet business.

     Interest Income. Interest income (net of interest expense) increased $89 from $12 in the first half of 1999 to $101 in the first half of 2000 primarily due to higher cash balances.

     Net Loss.   Our net loss increased $2,917 from $27 to $2,944 for the six months ended June 30, 1999 and 2000, respectively. This increase is due primarily to an increase in advertising and compensation costs associated with the launch of our Internet business.

Liquidity, Capital Resources and Other Financial Data

     At June 30, 2000, we had net working capital of $2,722. Cash and cash equivalents were $2,515. Our principal source of liquidity is the cash obtained from the private placement transactions. We currently have no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the six months ended June 30, 2000, we generated a $2,355 cash flow deficit from operations, primarily attributable to net losses.

     In the six months ended June 30, 2000, net cash used by investing activities was $497 which consisted of capital expenditures incurred primarily to increase web site and fulfillment capacity.

     In the six months ended June 30, 2000, net cash provided by financing activities amounted to $2,465. These funds were raised in a private placement of equity securities and from the exercise of warrants. The proceeds from these transactions will be used for working capital and to pursue our business strategy.

     Under marketing agreements, we are required to pay aggregate minimum fixed fees of $3,557 and $536 for the six months ending December 31, 2000 and the twelve months ending December 31, 2001, respectively. As of June 30, 2000, our principal commitments consisted of obligations under our marketing agreements and operating leases. Although we have no material commitments for capital expenditures, we anticipate substantial increases in capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel.

     We expect future cash obligations to be funded from financing activities, which may include additional private and/or public offerings of equity securities. Based on the variable nature of a portion of our expenditures, the cash balance at June 30, 2000 and our belief that additional equity financing can be raised, we believe that we have the ability to continue operations through the end of 2000. However, there can be no assurance that we will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. We have no credit facilities available to fund working capital or investment needs.

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

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

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

     (d) On May 19, 2000, the Company issued 50,000 shares of Common Stock valued at $6.00 per share to Telamerica Media Incorporated in payment for certain advertising services rendered to the Company by Telamerica Media Incorporated. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

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

nutrisystem.com inc.

BY: /S/ BRIAN D. HAVESON                                 July 31, 2000
    ----------------------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                   July 31, 2000
    ----------------------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index



  27.1       Financial data schedule