Form 10-Q
period 2000-09-30
NUTRISYSTEM COM INC
filed 2000-11-14
CIK 1096376

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
     (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

               For the Quarterly Period Ended SEPTEMBER 30, 2000

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

             For the Transition Period From _________ to _________

                         COMMISSION FILE NUMBER 0-28551
                             ______________________

                               NUTRI/SYSTEM, INC.
                               ------------------

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

                                 (215) 706-5300
                                ---------------
              (Registrant's telephone number, including area code)

                              NUTRISYSTEM.COM INC.
                              -------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No  __
                                    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2000:

      Common Stock,$.001 par value                 28,734,128 shares

                              NUTRI/SYSTEM, INC.

                              INDEX TO FORM 10-Q



                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Balance Sheets......................................   1

    Consolidated Statements of Operations............................   2

    Consolidated Statements of Cash Flows............................   3

    Notes to Consolidated Financial Statements.......................   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................  11

 Item 3 - Quantitative and Qualitative Disclosure About Market Risk..  18

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings..........................................  19

 Item 2 - Changes in Securities and Use of Proceeds..................  19

 Item 3 - Defaults Upon Senior Securities............................  19

 Item 4 - Submission of Matters to a Vote of Security Holders........  19

 Item 5 - Other Information..........................................  19

 Item 6 - Exhibits and Reports on Form 8-K...........................  19

SIGNATURES...........................................................  20

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
             (unaudited, dollars in thousands, except share data)

                                                                            December 31,       September 30,
                                                                               1999                2000
                                                                            ------------       -------------

ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  2,902            $  2,143
 Restricted cash                                                                  360                 625
 Trade receivables, less allowance of
    $80 and $36 in 1999 and 2000, respectively                                    140                 445
 Inventories                                                                      769               3,122
 Prepaid expenses and other current assets                                        670                 265
                                                                            ------------       -------------
          Total current assets                                                  4,841               6,600

FIXED ASSETS, net                                                                 295               1,051
INTANGIBLES, net                                                                  500               7,939
OTHER ASSETS                                                                      220                 470
                                                                            ------------       -------------
                                                                             $  5,856            $ 16,060
                                                                            ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                            $    870            $  2,303
 Accrued payroll and related benefits                                              65                 201
 Other current liabilities                                                        397                 410
                                                                            ------------       -------------
        Total current liabilities                                               1,332               2,914
NON-CURRENT LIABILITIES                                                           133                 150
                                                                            ------------       -------------
          Total liabilities                                                     1,465               3,064
                                                                            ------------       -------------

COMMITMENTS AND CONTINGENCIES                                                      --                  --
STOCKHOLDERS' EQUITY:
 Preferred stock $.001 par value
 (5,000,000 shares authorized, no shares outstanding)                              --                  --
 Common stock, $.001 par value (100,000,000 shares
  authorized; shares issued - 27,176,737 at December 31, 1999 and
  28,711,737 at September 30, 2000)                                                27                  29
 Additional paid-in capital                                                    16,760              29,259
 Warrants exercisable at $1 per share                                             344                 335
 Accumulated deficit                                                          (12,740)            (16,627)
                                                                            ------------       -------------
          Total stockholders' equity                                            4,391              12,996
                                                                            ------------       -------------
                                                                             $  5,856            $ 16,060
                                                                            ============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

          (unaudited, dollars in thousands, except per share amounts)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30                       September 30
                                               -------------------------------   ---------------------------------
                                                     1999            2000              1999             2000
                                               --------------   --------------   ---------------   ---------------
REVENUES:
  Food sales                                          $ 1,903          $ 6,448           $ 6,345           $16,980
  Franchise royalty fees                                   78               10               346               138
  Other                                                    31                2               212                34
                                               --------------   --------------   ---------------   ---------------
                                                        2,012            6,460             6,903            17,152
                                               --------------   --------------   ---------------   ---------------
COSTS AND EXPENSES:
  Cost of revenues                                      1,454            3,751             5,014             9,624
  Advertising and marketing                                21            1,806                70             6,926
  General and administrative                              722            1,655             1,996             4,278
  Depreciation and amortization                            16              308                50               419
  Other                                                   108               --               121                --
  Non-cash compensation expense                         8,200               10             8,200                20
                                               --------------   --------------   ---------------   ---------------
                                                       10,521            7,530            15,451            21,267
                                               --------------   --------------   ---------------   ---------------
        Operating loss                                 (8,509)          (1,070)           (8,548)           (4,115)
OTHER INCOME                                                -               84                --                84
INTEREST INCOME                                             4               43                16               144
                                               --------------   --------------   ---------------   ---------------
        Loss before minority interest                  (8,505)            (943)           (8,532)           (3,887)
MINORITY INTEREST                                         208               --               208                --
                                               --------------   --------------   ---------------   ---------------
        Net loss                                      $(8,297)         $  (943)          $(8,324)          $(3,887)
                                               ==============   ==============   ===============   ===============

BASIC AND DILUTED
      LOSS PER SHARE                                   $(0.42)          $(0.03)           $(0.43)           $(0.14)
                                               ==============   ==============   ===============   ===============
BASIC AND DILUTED WEIGHTED
      AVERAGE  SHARES OUTSTANDING                      19,539           28,149            19,539            27,761
                                               --------------   --------------   ---------------   ---------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                       (unaudited, dollars in thousands)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                            --------------------------------
                                                                                 1999              2000
                                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $(8,324)            $(3,887)
 Adjustments to reconcile net loss to net cash used in operating activities-
   Non-cash compensation expense                                                  8,200                   -
   Minority interest                                                               (208)                  -
   Other non-cash expense                                                             -                 645
   Depreciation and amortization                                                     50                 419
   Loss on disposals                                                                167                   7

 Changes in operating assets and liabilities-
  Restricted cash                                                                    43                (265)
  Trade receivables                                                                 186                (305)
  Inventories                                                                       119                (618)
  Prepaid expenses and other assets                                                 196                 155
  Accounts payable                                                                 (485)              1,433
  Accrued payroll and related expenses                                               44                  36
  Other current liabilities                                                        (203)                 39
                                                                            -------------      -------------
     Net cash used in operating activities                                         (215)             (2,341)
                                                                            -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital additions                                                          (58)               (900)
                                                                            -------------      -------------

     Net cash used in investing activities                                          (58)               (900)
                                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares, net of costs                                        964               2,482
                                                                            -------------      -------------
     Net cash provided by financing activities                                      964               2,482
                                                                            -------------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             691                (759)
CASH AND CASH EQUIVALENTS, beginning of period                                      361               2,902
                                                                            -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,052             $ 2,143
                                                                            =============      =============



  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES
                      -----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                     (In thousands, except share amounts)

                                  (Unaudited)

1.     BACKGROUND:

Nature of the Business

Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries (the "Company") is a provider of weight loss programs and a distributor of pre-packaged foods. As discussed below, the Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. On September 14, 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

Nutri/System, Inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the remaining independent franchised weight loss centers encompass less than 2% of the United States population and there are no Company-operated centers. The Company's pre-packaged foods are sold to weight loss program participants through the Internet, independent distribution and through franchised weight loss centers.

To complement the online weight loss program, in August 2000 the Company acquired certain assets of the Sweet Success diet meal replacement product line consisting primarily of ready to drink shakes. The Company intends to continue to sell this product line nationwide through grocery chains, drug stores, price club discounters and other mass market retailers. The Company will market these products under the Nutri/System brand. In 1999, the Sweet Success product line generated revenue net of price promotions of $34 million.

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

Since 1993, the Company, including its Predecessor Businesses, has incurred significant losses and, as of September 30, 2000, has an accumulated deficit of $16,627. The Company intends to invest heavily in marketing and promotion and in the development of its web site and its administrative organization. As a result, the Company believes that it will incur further operating losses for the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company plans to raise capital through the sale of additional equity in private and/or public offerings. Based on the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2000 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations through the end of 2001. Achieving profitability depends upon the Company's ability to: (1) raise the necessary capital to fund operating needs and finance the planned marketing programs and technology investment, and (2) generate and sustain substantially increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs to generate sufficient revenues to achieve or sustain profitability in the future.

Merger Transaction

In August 1999, Ansama Corp. ("Ansama"), a non-operating public company with minimal assets and liabilities and the sole stockholder of the Company, entered into: (1) an Asset Purchase Agreement to acquire the operating assets and assume certain liabilities of Nutri/System L.P. for $3,000 and (2) a Stock Exchange and Purchase Agreement to acquire the beneficial interest of NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. The Asset Purchase Agreement and Stock Exchange and Purchase Agreement are collectively referred to as the Merger Agreements and the transactions contemplated by the Merger Agreements are referred to as the Merger. The amount paid to the principal stockholder in excess of the book value was treated as a dividend. The consideration paid for the acquisition of the minority interest was allocated to the Company's assets and liabilities in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

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

Acquisition of the Sweet Success Product Line

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the "Seller") in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company also acquired the right to sell Sweet Success using the Nestle trademark for up to six months to facilitate the transition of product labeling to Nutri/System Sweet Success. Based upon a preliminary analysis, the Company allocated the $9.5 million purchase price to inventory ($1.8 million) and intellectual property ($7.7 million). The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. Prior to the acquisition, there were no employees of the Seller dedicated solely to the product line, and the Company did not hire any of the Seller's employees at the time of the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company did enter into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001 and piggy-back registration rights prior to that date. See Item 2, Management's Discussion and Analysis, below for a discussion of the operating results of the Sweet Success product line.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Financial Statements

As of December 31, 1999 and September 30, 2000, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries. The accompanying historical financial statements prior to September 27, 1999 include the combined accounts of the Predecessor Businesses. The historical stockholders' equity presented in the accompanying financial statements has been retroactively restated to give effect to the shares and consideration issued in the Merger. See Note 1.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three and nine months ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2000.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the nine months ended September 30, 1999 or 2000. Payments for interest were $7 for each of the nine months ended September 30, 1999 and 2000.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's and, on a transitional basis, the Seller's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill and intellectual property. Goodwill represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is amortized over five years. Intellectual property was generated from the acquisition of certain assets of the Sweet Success product line and consists of acquired trademarks and a transitional trademark license. Based upon a preliminary analysis, the acquired trademarks and the trademark license have been assigned a 12 year and a six month life, respectively.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 1999 and September 30, 2000, $587 and $217, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $70 and $6,770 during the nine months ended September 30, 1999 and 2000, respectively.

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

Revenue Recognition

Revenues from food sales and other are recognized when the related products are shipped. Food sales are presented net of price promotions and free food products provided to trade customers and consumers. Other revenues represent primarily the sale of print materials to franchisees and independent distributors.

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

Nutri/System, Inc. is a "C" corporation which is subject to corporate level income taxes. As a result of the Merger discussed in Note 1, the Company became subject to corporate income taxes, and began providing for income taxes in the accompanying consolidated financial statements beginning on September 27, 1999 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

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

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on its financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

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

3.  CAPITAL STOCK:

Common Stock

In June 2000, the Company's certificate of incorporation was amended to increase the number of shares of common stock authorized for issue to 100 million shares with a $.001 par value per share. As of December 31, 1999 and September 30, 2000, 27,176,737 and 28,711,737 shares, respectively, were issued and outstanding.

In October 1999, the Company completed a private placement of 7,637,400 shares of common stock which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 per share in May 2000 in payments to service providers. In August 2000, the Company issued 900,000 shares valued at $10.41 per share in connection with the acquisition of certain assets of the Sweet Success product line. The Company also issued the following shares of stock in 2000 upon the exercise of common stock warrants: 3,000 in March, 17,000 in September and 22,391 in October.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to Nutri/System, Inc. or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Form 10 (Amendment 4) filed March 14, 2000 with the Securities and Exchange Commission, and risks associated with the results of continuing operations. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

     The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

BACKGROUND

     Nutri/System, Inc., a Delaware corporation, was formed in August 1999 to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication between the Company and its members and potential members. The Nutri/System diet program was originally developed by the Company's predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, 17 owners of independent, franchised weight loss centers remain, with territories encompassing less than 2% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C. a direct marketing program of independent distributors of the Company's diet program. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, independent distributors and the remaining franchised weight loss centers.

     To complement the Company's online weight loss program, in August 2000 it acquired certain assets of the Sweet Success diet meal replacement product line, which enables the Company to combine its Nutri/System brand with a diet meal replacement product sold in stores. With Sweet Success, the Company sells a convenient and trusted line of ready to drink shakes, powdered mixes and snack bars to dieters nationwide through grocery chains, drug stores, price club discounters and other mass market retailers.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public shell corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company also issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 in May 2000 to service providers.

     On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from the Seller in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line consisting of a ready to drink shake, powdered drink mix and snack bars. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company also acquired the right to sell Sweet Success using the Nestle trademark for up to six months to facilitate transition of product labeling to Nutri/System Sweet Success. The Company did not acquire any customer receivables or fixed assets, and it did not assume any liabilities, beyond those obligations associated with certain contracts. Prior to the acquisition, there were no employees of the Seller dedicated solely to the product line, and the Company did not hire any of the Seller's employees at the time of the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company did enter into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001 and piggy-back registration rights prior to that date.

     The net proceeds of the private placement and other equity sale transactions described above are being used for working capital and to pursue the Company's business strategy for the online program and the Sweet Success product line, including advertising and promotion, web site enhancements and the development of administrative infrastructure. The Company believes that potential profit margins and revenue growth justify the expenditures required to pursue its business strategy. However, achieving these returns depends upon the Company's ability to raise the necessary funds to execute the strategy. To date the Company, together with its Predecessor Businesses, has incurred significant losses and, as of September 30, 2000, had an accumulated deficit of $16,627. In the nine months ended September 30, 2000, the Company's net loss was $3,887. The Company anticipates that it will incur additional losses in future periods. The Company expects future capital needs to be funded through the sale of additional equity securities in private and/or public offerings. There can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future.

     In pursuing its business strategy for the online program, the Company's primary financial objectives are to generate rapid growth while maintaining and improving profit margins. For the online program, the Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food through the web site. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues), and total advertising and marketing expense as a percentage of revenues. In order to remove the effects of seasonality, current period results will be compared to the same period in prior years. However, because the Internet business started in October 1999, sequential period comparisons will be used initially.

     Revenues and expenses consist of the following components:

     Revenues. Revenues consist of food sales, franchise royalty fees and, prior to October 1999, other revenues. Food sales include sales of food, supplements, shipping and handling charges billed to members and sales credits and adjustments, including product returns. Prior to October 1999, all revenues were derived from company-owned or franchised weight loss centers and independent distribution (direct sales) and included program fees and other non-food revenues included in other revenues. Internet revenues began with the launch of the web site in October 1999. No revenue is recorded for food products provided at no charge as part of promotions for the online weight loss program. Revenues for the Sweet Success product line include food sales net of price promotions provided to trade customers and consumers. Revenues from product sales are recorded when shipped.

     Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, incoming and outgoing shipping costs, charge card discounts and packing material. Cost of products sold to online members includes products provided at no charge as part of promotions. Cost of direct sales includes the fees paid to independent distributors.

     Advertising and Marketing Expense. Advertising and marketing expense includes advertising, market research, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. Included in the above for the Sweet Success product line are fees paid to the Seller for transitional sales support, the processing cost associated with consumer coupons, reimbursements to retailers for in-store non-price promotions and commissions paid to the broker network, which provides field sales support. The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs" to account for Internet site-linking arrangements. Generally Internet advertising expense is recognized based on the rate of delivery of a guaranteed number of impressions over the advertising contract term. All other advertising costs are expensed as incurred.

     General and administrative expenses. General and administrative expenses consist of payroll and related expenses for administrative, information technology, fulfillment and customer service personnel, facility expenses, Internet site development costs, professional service fees and other general corporate expenses. Fees paid for many transition services related to the Sweet Success product line provided by the Seller are also included in general and administrative costs, including order processing, warehouse and accounting services and information systems support. Internet site development costs are accounted for in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internet site development cost in 1999 (when the site was launched) totaled $207, of which $3 was capitalized and the remainder was expensed.

     Non-cash compensation expense. Non-cash compensation expense recorded in 2000 represents the amortization of deferred compensation related to stock options granted to management over the three-year vesting period. For the nine months ended September 30, 1999, non-cash compensation expense is associated with equity interests granted an executive pursuant to the Stock Exchange and Purchase Agreement to acquire the beneficial interest in NutriSystem Direct, L.L.C.

     Interest income/expense. Interest consists of interest income earned on cash balances, net of interest expense.

     Income taxes. The Predecessor Businesses were flow-through entities, which were not subject to federal or state income taxes and, consequently, none have been reflected in the financial statements for the historical periods prior to September 30, 1999. For purposes of pro forma presentation, due to the recurring losses incurred by the Predecessor Businesses and management's assessment of realization of the related tax deduction, no pro forma tax benefit was recorded during the year ended December 31, 1999. Effective with the Merger on September 27, 1999, the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded based on management's assessment that the net deferred tax asset is not realizable through future taxable earnings.

INTERNET OPERATIONS

     The Company launched its web site on October 15, 1999. Developing Internet operations is central to the Company's business strategy. However, because of the web site's limited operating history, historical period-to-period comparisons, while helpful in evaluation, should not be relied upon as an indication of future performance.


                  SELECTED FINANCIAL AND OPERATING STATISTICS

                                                        1999                 2000                2000                2000
                                                         Q4                   Q1                  Q2                  Q3
                                                       ------              -------             -------             -------
Revenue (000's)                                        $  275              $ 3,183             $ 3,700             $ 3,788
Cost of revenue (000's)                                   126                1,426               1,747               1,767
                                                       ------              -------             -------             -------
  Gross margin (000's)                                 $  149              $ 1,757             $ 1,953             $ 2,021
    % of revenue                                         54.2%                55.2%               52.8%               53.4%
Advertising and marketing (000's)                      $  465              $ 2,605             $ 2,515             $ 1,662
    % of revenue                                        169.1%                81.8%               68.0%               43.9%

New customers                                           1,416               13,384              12,448              12,472
Advertising and marketing/
 new customer                                          $  328              $   195             $   202             $   133
Revenue/new customer                                   $  194              $   238             $   297             $   304

     Internet operations have generated increasing revenue in each quarter of operation. The Company attributes the increase in the first quarter of 2000 from the fourth quarter of 1999 to a) seasonality (the first quarter of the year is traditionally the strongest for the weight loss industry), and b) greater advertising spending. The increase in revenue in the second and third quarter of 2000 over the first quarter was achieved despite the relative seasonal weakness of these quarters and declining advertising spending. Spending for advertising and marketing was reduced in the second and third quarters of 2000 compared to the first quarter to focus spending on more cost effective media. In Internet advertising in particular, the Company has been successful in eliminating less effective programs and negotiating better advertising rates. From the first quarter to the third quarter, advertising and marketing expense per new customer declined 32%, from $195 to $133, an indication of more effective marketing. This improvement was generated despite the relative seasonal strength of the first quarter in weight loss. From the first quarter to the third quarter of 2000, revenue per customer increased 28% from $238 to $304 primarily because customers participated the diet program for longer periods on average, which is an indication that members are having increasing weight loss success with the program. Gross margin (revenue less cost of revenue) has fluctuated between 55.2% and 52.8% of revenue in the four quarters of operation. Fluctuations in gross margin percent have been caused by food promotions, the mix of products sold and fluctuations in shipping costs incurred and recouped from customers.

SWEET SUCCESS PRODUCT LINE

     The financial data presented below for Sweet Success is for periods prior to its acquisition by the Company and is based on unaudited information provided by the Seller that was not independently verified by the Company. Presented below is the financial data that was accumulated by the Seller on a basis comparable to the Company's financial presentation.


                            SELECTED FINANCIAL DATA

                                 (IN MILLIONS)

                                                          1997                 1998              1999           First Half
                                                                                                                   2000
Revenue before price promotions                          $  62                $  52             $  40            $  14
Price promotions                                             8                    8                 6                2
                                                         -----                -----             -----            -----
  Net revenue                                            $  54                $  44             $  34            $  12
                                                         =====                =====             =====            =====

     As indicated above, the Company classifies price promotions (provided to the trade in the form of credits and offered to consumers in form of "cents off" coupons) as an offset to arrive at net revenue, which is a change from prior practice. The Company believes that the level of advertising spending by the Seller in support of the Sweet Success product line declined significantly in the second half of 1999 and the first half of 2000. The Company believes the decline in revenue from 1997 to 1999 is attributable to supply disruptions, lower spending for advertising and marketing and a highly competitive marketing environment.

     From the acquisition on August 25, 2000 to September 30, 2000, Sweet Success revenues, net of trade price promotions of $383, were $1,362. Cost of revenue was $1,036, resulting in a gross margin (revenues less cost of revenues) of $326 or 23.9% of net revenues. Advertising and marketing in this period, which consisted primarily of non-price trade promotions and sales support, amounted to $144. During this period, day-to-day operational functions were provided by the Seller under a transition services agreement. Operations and financial results for the period may not be comparable to future periods when the transition is complete.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues increased from $2,012 for the quarter ended September 30, 1999 to $6,460 for the quarter ended September 30, 2000. The revenue increase of $4,448, or 221%, resulted primarily from an increase in food sales related to the commencement of Internet sales

($3,788) and the acquisition of certain assets of the Sweet Success product line ($1,362), offset partially by lower franchise food sales.

     Costs and Expenses.   Cost of revenues increased from $1,454 to $3,751 for
the quarters ended September 30, 1999 and 2000, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 28% to 42% for the quarters ended September 30, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales partially offset by the lower gross margin of the Sweet Success product line. Advertising and marketing expense increased from $21 to $1,806 from the third quarter of 1999 to the third quarter of 2000. Virtually all advertising in the third quarter of 2000 promoted the Internet program. General and administrative expenses increased from $722 to $1,655 from the third quarter of 1999 compared to the third quarter of 2000. This increase of $933 is due primarily to an increase in compensation expense ($563), general and administrative expenses related to the Sweet Success acquisition ($95), professional services ($81), rent ($84) and other costs that were connected to establishing the Internet business.

     Interest Income. Interest income (net of interest expense) increased $39 from $4 in the third quarter of 1999 to $43 in the third quarter of 2000 primarily due to higher cash balances.

     Net Income and Loss.   The Company incurred a net loss of $943 for the
quarter ended September 30, 2000 as compared to a net loss of $8,297 for the quarter ended September 30, 1999. This variance of $7,354 was due primarily to $8,200 non-cash compensation expense arising from the merger in August, 1999 offset by an increase in advertising and compensation costs associated with the launch of the Internet business.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues increased from $6,903 for the nine months ended September 30, 1999 to $17,152 for the nine months ended September 30, 2000. The revenue increase of $10,249, or 148%, resulted primarily from food sales related to the commencement of Internet sales ($10,671) and net revenue related to the Sweet Success product line ($1,362), partially offset by lower franchise food sales.

     Costs and Expenses.   Cost of revenues increased from $5,014 to $ 9,624 for
the nine months ended September 30, 1999 and 2000, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 27% to 44% for the nine months ended September 30, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales, partially offset by the lower gross margin of the Sweet Success product line. Advertising and promotional expense increased from $70 to $6,926 from the first three quarters of 1999 to the first three quarters of 2000. Virtually all advertising in the first three quarters of 2000 promoted the Internet program. General and administrative expenses increased from $1,996 to $4,278 from the first three quarters of 1999 compared to the first three quarters of 2000. This increase of $2,282 is due primarily to an increase in compensation expense ($1,578), professional services ($272), rent ($181), general and administrative expenses related to the acquisition of Sweet Success ($95), and other costs which were connected to establishing the Internet business.

     Interest Income. Interest income (net of interest expense) increased $128 from $16 in the first three quarters of 1999 to $144 in the first three quarters of 2000 primarily due to higher cash balances.

     Net Loss. The Company incurred net losses of $8,324 and $3,887 for the nine months ended September 30, 1999 and 2000, respectively. This variance of $4,437 is due primarily to $8,200 non-cash compensation expense arising from the merger in August, 1999 offset by an increase in advertising and compensation costs associated with the launch of the Internet business.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     At September 30, 2000, the Company had net working capital of $3,686. Cash and cash equivalents were $2,143. The Company's principal source of liquidity is the cash obtained from the private placement transactions. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the nine months ended September 30, 2000, the Company generated a $2,341 cash flow deficit from operations, primarily attributable to net losses.

     In the nine months ended September 30, 2000, net cash used by investing activities was $900 that primarily consisted of capital expenditures incurred to increase web site and fulfillment capacity.

     In the nine months ended September 30, 2000, net cash provided by financing activities amounted to $2,482. This amount represents funds raised in a private placement of equity securities and from the exercise of warrants. The proceeds from these transactions will be used for working capital and to pursue the Company's business strategy.

     Under marketing agreements, the Company is required to pay aggregate minimum fixed fees of $918 and $1,220 for the three months ending December 31, 2000 and the twelve months ending December 31, 2001, respectively. As of September 30, 2000, the Company's principal commitments consisted of obligations under marketing agreements and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates substantial increases in capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     The Company expects future cash obligations to be funded from financing activities, which may include additional private and/or public offerings of equity securities. Based on the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2000 and management's belief that additional equity financing can be raised, the Company anticipates that it has the ability to continue operations through the end of 2001. However, there can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. There are no credit facilities available to fund working capital or investment needs.

     There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

FACTORS AFFECTING BUSINESS AND PROSPECTS

     The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors, many of which are outside its control.

INFLATION

     The Company's financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, inflation issues may impact business in the future. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

YEAR 2000 MATTERS

     The Company has not experienced any computer problems since January 1, 2000 nor does management have any knowledge of any computer problems experienced by any suppliers since January 1, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no material interest-bearing assets or liabilities, nor does it have any current exposure for changes in foreign currency exchange rates. It does not use derivatives or other financial instruments. Financial instruments consist of cash and receivables. The market values of these financial instruments approximate book value.

                         PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None

Item 2.  Changes in Securities and Use of Proceeds

      The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the period July 1, 2000 through September 30, 2000.

      (a) On August 25, 2000, the Company issued 900,000 shares of Common Stock valued at $10.41 per share (after discounting the NASDAQ closing price by 10% for illiquidity) to Nestle USA, Inc. in payment for the purchase of certain assets relating to the Sweet Success diet meal replacement product line. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act. No underwriters were used in connection with this transaction.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

    27.1     Financial data schedule


b.  Reports on Form 8-K:

    On October 24, 200 the registrant filed a Form 8-K reporting under Item 2 the August 25, 2000 acquisition of certain assets from Nestle USA, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRI/SYSTEM, INC.

BY: /S/ BRIAN D. HAVESON                       November 13, 2000
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                         November 13, 2000
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index



  27.1       Financial data schedule