Form 10-K
period 2000-12-31
NUTRISYSTEM COM INC
filed 2001-03-30
CIK 1096376

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                        COMMISSION FILE NUMBER 0-28551

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 706-5300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No   .
                                               -         -

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001: $8,253,473

                Number of shares outstanding the Registrant's Common Stock, $.001 par value, as of March 20, 2001: 28,735,794

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for Nutri/System, Inc.'s Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated by reference into Part III of this Form 10-K.

                              NUTRI/SYSTEM, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.     Business........................................................   3

Item 2.     Properties......................................................  10

Item 3.     Legal Proceedings...............................................  10

Item 4.     Submission of Matters to a Vote of Security Holders.............  10

            Executive Officers of the Registrant............................  10

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters.............................................  12

Item 6.     Selected Consolidated Financial Data............................  12

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  15

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk.......  20

Item 8.     Financial Statements and Supplementary Data.....................  20

Item 9.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  20

Item 10.    Directors and Executive Officers of the Registrant..............  21

Item 11.    Executive Compensation..........................................  21

Item 12.    Securities Ownership of Certain Beneficial Owners and Management  21

Item 13.    Certain Relationships and Related Transactions..................  21

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   22


                                    PART I

ITEM 1.   BUSINESS

BACKGROUND

     Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries ("Nutri/System" or the "Company") provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the "Predecessor Busisnesses"), that operated through company-owned and franchised weight loss centers. Currently, 11 owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, independent distributors and the remaining franchised weight loss centers. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures, and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3 million and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400,000 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement.

     On August 25, 2000, the Company acquired certain assets of the Sweet Success line of diet meal replacement products. In December 2000, the Company determined that it would be unable to obtain the funding required to rebuild the Sweet Success brand and concluded that it would sell or discontinue sales of the products by June 30, 2001. Sweet Success is reflected in the Consolidated Financial Statements as a discontinued operation.

INDUSTRY

     Weight loss is a challenge for a significant portion of the American population. Recent studies cited by the Journal of the American Medical Association reported that approximately 100 million Americans are overweight. Furthermore, the incidence of obesity in the United States, as defined by federal guidelines, increased between 1980 and 1999 from 15% to 27% of the adult population. Many medical studies have documented a link between obesity and a variety of health concerns. With obesity rates escalating, Americans are increasingly at risk for diseases such as diabetes, certain cancers and various forms of heart disease that may be linked to obesity.

     The weight loss industry consists of a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants, nutritional supplements, pharmaceutical products and weight loss programs. The domestic market for weight loss programs, diet foods and diet related books and other information, excluding vitamins, supplements and minerals, was estimated by Market Data Enterprises, Inc. to be in excess of $7 billion in the year 2000.

PRODUCTS, SERVICES AND MARKET POSITION

     Nutri/System is a leading online diet and weight loss company. Through its web site, www.nutrisystem.com, Nutri/System provides a comprehensive weight management program, including individualized diet and exercise plans, pre-packaged, private label food, online counseling, support groups, bulletin boards and chat rooms. The Company's online program addresses many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. The Company's program allows members to participate conveniently and privately from their own homes or offices and incorporates the use of pre-packaged, shelf-stable private label food, which has been developed under the guidance of its team of registered nutritionists. Nutri/System currently offers menu customization from over 100 food selections, which members can order 24 hours a day, seven days a week.

     The Nutri/System online diet program is well positioned to pursue the weight loss market from a number of perspectives, including:

     Brand identity. For 29 years, the Nutri/System name has been recognized as a leader in the weight loss industry. This strong brand recognition has substantially enhanced the effectiveness of advertising promotions. While other online companies have had to expend substantial capital to create a brand name, the Company's well-established Nutri/System name provides it with a valuable asset.

     An alternative to center based programs. The Company's program embraces the important aspects of the weight management experience and appeals to members through a variety of valuable features. With trained counselors available 117 hours a week to answer questions, members are able to receive the guidance and support they need. The Nutri/System program offers support channels where members can voluntarily interact through hosted chat rooms and bulletin boards. As part of the program, counselors custom design and recommend an exercise program to help each member achieve his or her weight loss and fitness goals. These services are complemented with relevant information on diet, nutrition, exercise and well-being. The Company believes members find these features useful and worthwhile; currently, members spend an average of over 18 minutes per session at the Nutri/System web site.

     Value for clients. Membership in the Nutri/System program is free and a full day's supply of entrees and snacks currently are priced at less than $8.00 a day, while the competition charges membership fees as high as $300.00 with food costs over $10.00 a day. Nutri/System's free membership encourages customers who refuse to adopt a fee-based program to embrace its innovative program where they receive information, community features and support and counseling at no cost.

     Barriers to entry. The Company's largest weight loss competitors have yet to offer their programs online. Concerned by cannibalization of their center-based programs and food sales as well as territorial exclusivity rights of franchisees, to date these competitors have limited their online sites primarily to descriptions of their programs and referrals to bricks and mortar locations providing their traditional service.

     Cost and scalability. By utilizing the Internet to process transactions (such as order entry and processing) and provide services to members (such as real-time counseling, integrated chat and bulletin boards, newsletters and personal reminders), the Company believes it can expand operations to serve more members more quickly and at a lower incremental cost than if it were operating a traditional center-based diet program.

MARKETING AND ADVERTISING

     The Nutri/System name has been established over the course of almost 30 years. The Company's marketing objective is to leverage Nutri/System's established brand cost effectively to build participation in the Company's web site and sales of its food program. The Company uses a combination of online and traditional offline marketing and advertising strategies, including a before-and-after campaign. The Company uses multiple marketing channels to reduce reliance on any one source of customers, lower customer acquisition costs and maximize brand awareness.

     Offline advertising. Offline advertising has become the primary means for driving qualified customers to the Company's web site and increasing awareness of the online program. Nutri/System reaches its target audience through a combination of television, direct mail and radio. On television, direct response-focused advertisements capitalize on the Nutri/System brand name and use the proven "before and after" promotional message. Direct mail is a companion to the media advertising and consists of mailings to the Nutri/System database of more than 500,000 customers of the Predecessor Businesses as well as members who have visited the Company's web site previously.

     Online advertising. The Company's online advertising strategy includes the use of banner, keyword and sponsorship placements, email newsletters, targeted direct email programs and affiliate programs. Nutri/System advertises on sites that target consumers seeking weight loss and weight management. The effectiveness of each site and banner is measured and analyzed to optimize the cost and performance of the campaign. Since the start of its online advertising activities, the Company has moved aggressively to eliminate or substantially renegotiate rates for sites that have not proven cost effective.

     The Internet also provides Nutri/System with the ability to market to its current email database which, as of March 2001, consisted of over 500,000 email addresses. The Company's email efforts include direct email campaigns with special offers as well as new product announcements or special events. The Company believes this method maintains customer loyalty and generates repeat sales at a low cost.

FULFILLMENT

     Nutri/System currently operates a 27,000 square foot order fulfillment center in Horsham, Pennsylvania and a 37,000 square foot order fulfillment center in Reno, Nevada, both featuring computer-assisted picking and automated conveyor systems. The Company maintains direct ownership and control over operations in its distribution centers in order to fill customer orders promptly and accurately.

     All Internet customer orders received by 5:00 p.m. weekdays are available for same-day shipment. Internet customers are not charged for their orders until the ordered product is shipped. The Company maintains available inventory in all stock keeping units, eliminating delays in orders caused by "stock outs." By locating distribution centers near the East and West Coasts, the Company estimates that 90% of the domestic population can be reached by its shippers within three business days using standard ground transportation. The Company ships to its members using either Federal Express or United Parcel Service. It does not currently charge customers for shipping and handling on food orders of four weeks or more.

     In 2000, Nutri/System improved fulfillment operations at its Pennsylvania facility by enhancing the systems, equipment and layout and installed these features in a new fulfillment facility in Reno, Nevada. At both locations, the Company installed an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or web site customer interface, with order processing and shipping, and allows Internet customers to access shippers' order tracking numbers online. The Company's computer-assisted picking system allows for virtually paperless order picking, improved productivity and increased picking accuracy.

TECHNOLOGY

     The Company's technology infrastructure is designed to provide:

  .  continuous web site availability;
  . a high degree of security and privacy for the Company and its members; . ease of web site use and responsiveness;
  . back end support for order processing, fulfillment and administrative requirements; and
  .  scalability and flexibility to support rapid growth.

     Physical web site hosting is maintained in two locations by hosting service providers. These third parties provide technologically advanced physical and fire security and electric power back-up for the equipment on which the Company's web site operates. They also monitor the Company's servers and their network connections 24 hours a day, seven days a week.

     Servers at both sites are connected on a real-time basis using advanced clustering technology. This arrangement provides us with continuous back-up and fail-over protection in the unlikely event that either system should fail. It also provides the server load balancing, scalability and flexibility required to accommodate rapid growth.

COMPETITION

     The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, medically supervised programs, online diet-oriented sites or other self-administered products and programs.

     The principal competitive factors in the online market are:

  . the ability to attract and retain customers through promotion and personal referral;
  . the availability, convenience and effectiveness of the weight reduction program;
  . brand recognition and trustworthiness; and . program pricing.

     The Company believes it can compete effectively on these factors. However, it has no control over how successful competitors will be in addressing these factors. By migrating a well-recognized center-based program to the Internet, the Company believes it has gained a competitive advantage in that market.

     Many current and potential competitors have larger customer bases, similar or greater brand recognition and significantly greater financial, marketing and other resources than the Company's. Competitors have and are expected to continue to adopt aggressive pricing schemes and innovative product and service offerings. Increased competition may result in reduced operating margins, an inability to increase market share and a diminished brand franchise for Nutri/System and its competitors.

SEASONALITY

          Typically, revenues of weight loss business, including the Company and the Predecessor Businesses, are lowest in the fourth calendar quarter and during the summer months.

EMPLOYEES

     As of March 23, 2001, the Company had 113 full-time employees. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.

                                 RISK FACTORS

     You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occur, the Company's business, financial condition and operating results could be materially adversely affected.

The limited history of the Company's Internet operations makes revenue and expense forecasting difficult and could result in results of operations being worse than expected.

     As a result of the Company's limited history of providing products and services on the Internet, it is difficult to forecast revenues accurately and there is limited meaningful historical financial data upon which to base planned operating expenses. If revenues from the online diet program are not as high as expected, the Company would have difficulty reducing some of its expenses in the short term. A failure to forecast revenues accurately could cause results of operations in a given quarter to be worse than expected.

If consumers do not widely accept an online source for weight loss products and services, the Company will be unable to increase its customer base.

     The Company's success depends on attracting and retaining a high volume of online customers. Factors that could prevent or delay the widespread consumer acceptance of purchasing weight loss products and services online include problems with or customer concerns about:

  .  the security of online transactions;
  . the loss of privacy with respect to personal weight and health information; . delays in responses to inquiries;
  . delivery time associated with online orders, compared to the immediate receipt of products at a store or weight loss center;
  . shipping charges, which do not apply to shopping at stores or traditional weight loss centers;
  .  the ability to return or exchange orders;
  . the absence of personal contact with counselors and other dieters; and . the loss of the discipline, accountability and support associated with group sessions.

If the Company does not receive adequate supply from its food and other manufacturers, revenues and earnings could suffer.

     The Company relies solely on contract manufacturers to supply all of the food and other products it sells. The Company does not have written contracts with any suppliers and it is subject to numerous risks associated with these suppliers' businesses, including labor disruptions, delivery problems, shortages of ingredients and equipment failure. If the Company cannot supply a sufficient quantity, quality and variety of products to its customers on acceptable commercial terms, it would lose revenues and market share or incur higher costs.

The Company is dependent on its chief executive officer and other key managers for future success and these persons are not obligated to stay with the Company.

     The Company's future success depends to a significant degree on the skills, experience and efforts of Brian D. Haveson, our Chief Executive Officer, and other key managerial personnel. The loss of the services of any of these individuals could harm the business. The Company does not have an employment agreement with Mr. Haveson or any other key personnel. In addition, the Company has not obtained key person life insurance on any key employees. If any key employees left Nutri/System or were seriously injured and became unable to work, the business could be harmed.

The Company may be subject to health-related claims from members or customers.

     The Company's weight loss program does not include medical treatment or advice, and the Company does not engage physicians or nurses to monitor the progress of its members. Many persons who are overweight suffer from other physical conditions, and Nutri/System's target consumers could be considered a high-risk population in some respects. A member who experiences health problems could bring a lawsuit against the Company alleging that such problems were caused by participation in the weight loss program because certain side effects can be associated with weight loss. For example, the Company's Predecessor Businesses suffered substantial losses due to allegations that their weight loss programs led to gall bladder disease, even though no medical link was proven. Persons who suffer side effects while participating in the program may assert claims against the Company whether or not the program was responsible for causing the effects. Although the Company carries general liability insurance, its insurance does not cover claims of these types.

The weight loss industry is subject to adverse publicity, which could harm the business.

     The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm the Company, even if the adverse publicity is not directly related to Nutri/System. In the early 1990s, the Predecessor Businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the Nutri/System weight loss program led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our Predecessor Businesses in 1993. More recently, the Predecessor Businesses were severely impacted by significant litigation and damaging publicity related to the use by members of the weight loss program of fen-phen as an appetite suppressant, which the Food and Drug Administration (the "FDA") ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused the Predecessor Businesses to close all of their company-owned weight loss centers. Congressional hearings about certain practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenues of weight loss businesses. Future research reports or publicity that are perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in the Company's revenues.
Because of the Company's dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of the Company's products or competitors' similar products, whether or not accurate, could also damage customer confidence in the Nutri/System weight loss program and result in a decline in revenues. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user's failure to use such products or services appropriately.

The weight loss industry is subject to governmental regulation that could increase in severity and hurt results of operations.

     Certain advertising practices in the weight loss industry have led to investigations from time to time by the Federal Trade Commission (the "FTC") and other governmental agencies. Many companies in the weight loss industry, including the Predecessor Businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. The Company continues to be subject to such consent decrees. These consent decrees restrict the manner in which the Company's advertising describes the success members have achieved in losing weight through the program and require the Company to include the phrase "results not typical" in such advertisements. The Company cannot be sure that this regulation will not increase in scope or severity in the future, which could have a material adverse impact on its business. Remedies available in administrative actions may include requiring the Company to refund amounts paid by all affected customers or pay other damages, which could be substantial.

The Company may be subject to health-related claims or other liabilities by customers of the Predecessor Businesses, and such claims or liabilities could adversely affect results of operations.

     The Predecessor Businesses were subject to numerous claims based on various health-related concerns during their 29-year operating history, including most recently, claims related to the use of fen-phen. Although American Home
Products has agreed to indemnify the Company against the fen-phen claims, it may need to defend itself against such claims. Such litigation, regardless of its merit and ultimate outcome, is often lengthy and costly. Therefore, if the Company becomes involved in any such litigation, results of operations could be negatively affected.

The sale of ingested products involves product liability and other risks.

     Like any other distributor of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The food that the Company resells is subject to certain laws and regulations of the FDA, which establishes manufacturing practices and quality standards for food products. If the Company does not have adequate insurance or contractual indemnification from its suppliers, product liability claims could have a material adverse effect on the business. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including the Predecessor Businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company's insurance coverage would harm it by adding costs to the business and by diverting the attention of senior management from the operation of the business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenues.

The Company may be subject to claims that its personnel are unqualified to provide proper weight loss advice.

     Most of the Company's counselors for our online diet program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from the Company. Nutri/System may be subject to claims from its members alleging that its personnel do not have the qualifications necessary to provide proper advice regarding weight loss. The Company may also be subject to claims that its personnel have provided inappropriate advice or have inappropriately referred or failed to refer members for matters other than weight loss. Any such claims could result in financial liability and damage the Company's reputation.

Nutri/System has a history of operating losses and an accumulated deficit and it may not become profitable.

     The Company and its Predecessor Businesses have incurred losses in each of the last five years. At December 31, 2000, the Company had an accumulated deficit of $26.7 million. The Company expects to continue to incur significant operating and capital expenditures to develop its business. The Company needs to generate significant additional revenues to achieve and maintain profitability, and it may not be able to do so.

The Company may not be successful in raising necessary additional funds in the future.

     The Company may require additional funds in order to maintain or grow operations. It would seek such additional funding through public or private financings. The Company cannot be sure that additional financing would be available or, if available, that it would be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate advertising programs or the further enhancement of its web site or discontinue operations completely.

The Company's stock price has been volatile and its trading volume has been low. these conditions may continue or worsen.

     The Company's common stock has been publicly traded on the Nasdaq National Market since June 16, 2000 at very low trading volumes. The Company cannot predict when a more liquid trading market may develop and cannot be assured that the stock will not be delisted from the Nasdaq market, which would further reduce trading liquidity. In addition, the Company's share price may decline for reasons related, or unrelated, to future operating results. For example, in October 2000, the Company's share price declined substantially for reasons it believes are unrelated to operating performance. There are many factors, including the risk factors described in this Annual Report on Form 10-K, that may cause operating results to fluctuate or have a significant adverse effect on the market price of the Company's common stock.

Certain anti-takeover provisions in the Company's certificate of incorporation and Delaware law may deter or prevent a change in control of the Company, even if that change would be beneficial to its stockholders.

     Provisions of the Company's certificate of incorporation, bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of the Company, including transactions in which its stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

     The Company's certificate of incorporation permits its Board of Directors to issue preferred stock without stockholder approval upon such terms as its Board of Directors may determine. The rights of the holders of its common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the Company's outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of the Company's common stock.

ITEM 2.        PROPERTIES

     The Company currently leases approximately 48,500 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2004 at an annual rent of $335,000 and approximately 37,000 square feet of warehouse space in Reno, Nevada pursuant to a lease expiring in 2003 at an annual rent of $124,000. The Company believes these facilities are adequate for its needs for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 19, 2000. The following table lists all the director nominees set forth in the Notice of Annual Meeting and the details of the votes cast for each:

 Nominee               Votes For   Votes  Withheld
--------------------  ----------  ---------------
Brian D. Haveson      17,535,663               10
Michael E. Heisley    17,535,663               10
Frederick C. Tecce    17,535,663               10
Donald R. Caldwell    17,535,673                0
Dean J. Bozzano       17,535,663               10

     The Company's 2000 Equity Incentive Plan was approved with 17,470,540 votes favoring approval, 40,013 opposing and 25,120 abstaining. The Equity Plan for Outside Directors and Consultants was approved with 17,470,534 votes favoring approval, 40,019 opposing and 25,120 abstaining. The proposal to amend the Company's Certificate of Incorporation was approved with 17,470,533 votes favoring approval, 10 opposing and 110 abstaining.


               EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers and their respective ages and positions are as follows:

Name                                                Age                                    Position
-----------------------------------------     -------------      -----------------------------------------------------------
Brian D. Haveson                                         37        President, Chief Executive Officer and Director

James D. Brown                                           43        Chief Financial Officer and Treasurer

Brendon Perero                                           24        Chief Information Officer

Deborah A. Gallen                                        42        Vice President, E-Commerce

Joseph J. DiBartolomeo, Ph.D.                            49        Vice President, Scientific Affairs

     Brian D. Haveson has served as the President, Chief Executive Officer of Nutri/System and as a member of its Board of Directors since its formation in August 1999. Mr. Haveson was President of the Company's predecessor from 1997 until 1999 and was Chief Financial Officer of the predecessor from 1993 until 1997. For five years prior thereto, Mr. Haveson was a Manager in the Corporate Recovery Services Practice of Arthur Andersen LLP. His work encompassed numerous industries, including retail, manufacturing, trucking, printing, financial services and health care, assisting with turnarounds and restructurings for more than 20 companies.

     James D. Brown has been the Company's Chief Financial Officer since December 1999 and its Treasurer since February 2000. Prior to joining Nutri/System, Mr. Brown was Chief Financial Officer of ImageMax, Inc., a document management company, from 1997 to 1999, and Chief Financial Officer of LMR Holdings, a holding company for textile component manufacturers, from 1996 to 1997. During 1995, Mr. Brown was President of Main Line Management, a management consulting firm, and from 1990 to 1994 he was Chief Financial Officer of Liberty Broadcasting Group, a consolidator of radio broadcasting properties, and Controller of Lancer Industries, Inc., a diversified manufacturer.

     Brendon Perero has been Nutri/System's Chief Information Officer since August 1999. From 1997 to 1999, Mr. Perero was a Vice President and Senior Programmer/Developer of INetU, Inc., a firm engaged in Internet hosting and consulting. From 1997 to 1998, Mr. Perero was also a member of the Design Council for IBM Net.Commerce and collaborated with IBM for third party development of e-commerce software. Prior to 1997, Mr. Perero was a college student.

     Deborah A. Gallen has served as the Company's Vice President, E-Commerce since August 1999. She was Vice President, Operations for Nutri/System's predecessor from 1995 until 1999 and was Director of Health Care Services for the predecessor from 1994 to 1995. Previously, Ms. Gallen was Director of Outpatient Care for the Mercy Health System in Philadelphia, Pennsylvania. Ms. Gallen is also a registered nurse.

     Joseph J. DiBartolomeo, Ph.D. has been employed by Nutri/System since January 2000 and has been Vice President, Scientific Affairs since May 2000.
Dr. DiBartolomeo was Vice President of Product Development for Nutrx Natural Therapies Inc., a developer and marketer of nutraceuticals, from 1998 to 1999. From 1997 to 1998, Dr. DiBartolomeo was Special Assistant to the President of the Temple University Health System in Philadelphia, Pennsylvania. From 1981 to 1996, Dr. DiBartolomeo was with the Company's predecessor, where he initially served as Director of Nutrition and later as Vice President of Scientific Affairs.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

     The Company's common stock has traded on the Nasdaq National Market since June 16, 2000 under the symbol "THIN." From October 1999 until June 16, 2000, the Company's common stock traded infrequently and in limited volumes in the over-the-counter market. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported on the Nasdaq National Market since June 16, 2000. Because of the extremely limited trading in the stock in the over-the-counter market prior to that date, the Company does not consider trading price information prior to June 16, 2000 meaningful.

                                         High      Low
                                        -------  -------
  2000 Second Quarter (from June 16)     $14.00   $13.25
  2000 Third Quarter                      14.00     9.25
  2000 Fourth Quarter                      8.00     0.81

     On March 20, 2001, the closing bid price of the Company's common stock on the Nasdaq National Market was $0.56. As of March 20, 2001, the Company had approximately 471 record holders of its common stock.

     On February 26, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to 250,000 shares of its outstanding common stock. The shares may be purchased at the Company's discretion from time to time in open market transactions at prevailing prices or in private transactions at negotiated prices. Through
March 23, 2001, the Company had repurchased a total of 100,000 shares of its common stock.

     The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends. The declaration and payment of dividends in the future will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6.        SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10K.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)

                                                          Year Ended December 31,
                                        -------------------------------------------------------
                                           1996        1997         1998      1999         2000
                                        -------     -------      -------   -------     --------
Statement
Of Operations Data:

Revenues: (a)
  Food sales..........................  $39,000     $23,698      $ 8,415   $ 7,910     $ 20,011
  Other revenues......................    8,030      22,105          870       674          191
    Total revenues....................   47,030      45,803        9,285     8,584       20,202

Costs and expenses:
    Cost of revenues..................   42,409      41,920        7,101     6,196       11,055
    Advertising and
      marketing.......................    3,414       5,766          113       520        8,432
    General  and
      administrative..................    1,392       1,056        2,140     3,333        6,068
    Other items.......................      367(b)   (1,828)(c)        -     8,202(d)        20
    Other operating
      expenses........................      926       1,817           79       230          307

Operating loss........................   (1,478)     (2,928)        (148)   (9,897)      (5,680)

Discontinued operation                        -           -            -         -       (8,586)(e)

Net loss..............................     (163)     (1,598)         (42)   (9,633)     (13,984)

Basic and diluted net loss per share:
 Continuing operations................  $ (0.00)    $ (0.08)     $ (0.00)  $ (0.45)    $  (0.19)
 Discontinued operation...............        -           -            -         -     $  (0.03)
 Disposal of discontinued operation...        -           -            -         -     $  (0.28)
                                                                                       --------
  Basic and diluted...................  $ (0.00)    $ (0.08)     $ (0.00)  $ (0.45)    $  (0.50)

Basic and diluted weighted
  average shares outstanding..........   16,283      19,539       19,539    21,449       28,006

                                                               December 31,
                                        -------------------------------------------------------
                                           1996        1997         1998      1999         2000
                                        -------     -------      -------   -------     --------
Balance Sheet Data:

Cash, cash equivalents and
  short-term investments..............  $ 1,346      $  843       $  361    $2,902       $1,638
Working capital.......................    2,601       1,235        1,047     3,509        1,434
Total assets..........................   11,056       4,826        2,930     5,856        5,908
Stockholders' equity..................    2,163         565          523     4,391        2,901

___________________

(a) In 1997, the Company sold its company-owned weight loss centers. As a result, beginning in 1998, the Company experienced a significant decrease in revenues associated with food sales and weight loss programs. Revenues generated from the weight loss centers owned by the Company in 1997 were $33,484.

(b) In 1996, the Company sold company-owned weight loss centers at a loss of $367.

(c)  In 1997, the Company sold its company-owned weight loss centers (see note
     (a)) at a loss of $5,347. In addition, in 1997, the Company received proceeds from its insurance carrier associated with products liability litigation which generated a net gain of $7,175.

(d) Compensation charges of $8,202 were recorded in 1999. See discussion relating thereto in Note 1 of the Notes to the Consolidated Financial Statements.

(e) In 2000, the Company recorded a loss from discontinued operation of $713 and a loss on disposal of $7,873. The loss on disposal consisted of a write off of intangibles of $7,650 and $223 of other shutdown related costs. See discussion relating thereto in Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, this Report on Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to Nutri/System, Inc. or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors." Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

     The following discussion should be read in conjunction with the financial information included elsewhere in this Form 10-K Annual Report. Dollar amounts are stated in thousands.

BACKGROUND

     Nutri/System provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's Predecessor Businesses that operated through company-owned and franchised weight loss centers. Currently, 11 owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program.
The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, independent distributors and the remaining franchised weight loss centers. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers.

     The net proceeds of the private placement and other equity sale transactions described above are being used for working capital and for investments consistent with the Company's business strategy, including marketing and promotion, web site enhancements and the development of administrative infrastructure. To date the Company, together with its Predecessor Businesses, has incurred significant losses and, as of December 31, 2000, had an accumulated deficit of $26,724. In 2000, the Company's net loss was $13,984. The Company believes that potential profit margins and revenue growth justify the expenditures required to pursue its business strategy. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2000 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving profitability depends primarily upon the Company's ability to: (1) continue to reduce advertising and marketing spending per new customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

DISCONTINUED OPERATION

     On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the "Seller") in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line distributed in traditional retail outlets such as drug and grocery stores and price clubs. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted.
The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001 and piggy-back registration rights prior to that date.

     In December 2000, the Company determined it would sell the Sweet Success product line or discontinue sales of the products by June 30, 2001. In March 2001, the Company ended negotiations to sell the product line and opted to discontinue the product line. Under current market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, the Company was able to generate $1,212 in net positive cash flow in 2000 from the product line, consisting of $8,586 in operating losses offset by $8,197 in non-cash expenses and a positive $1,601 in cash generated from reductions in working capital.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the 2000 Statement of Operations, the Balance Sheet and the Statement of Cash Flows. Under the Company's ownership in 2000, Sweet Success generated sales of $4,215 and incurred operating losses of $713. In conjunction with the discontinuance of operation, the Company recorded a loss on disposition of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs.

RESULTS OF OPERATIONS

     In pursuing its business strategy, the Company's primary financial objectives are to generate rapid growth while maintaining and improving profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food through the web site. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues), and total advertising and marketing expense as a percentage of revenues. In order to remove the effects of seasonality, current period results will be compared to the same period in prior years. However, because the Internet business started in October 1999, sequential period comparisons will be used initially.

     Revenues and expenses consist of the following components:

     Revenues. Revenues consist of food sales, franchise royalty fees and, prior to October 1999, other revenues. Food sales include sales of food and supplements and shipping and handling charges billed to members, net of sales credits and adjustments, including product returns. Prior to October 1999, all revenues were derived from company-owned or franchised weight loss centers and independent distribution (direct sales) and included program fees and other non-food revenues included in other revenues. Internet revenues began with the launch of the web site in October 1999. No revenue is recorded for food products provided at no charge as part of sales promotions. Revenues from product sales are recorded when shipped.

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

     General and administrative expenses. General and administrative expenses consist of payroll and related expenses for administrative, information technology, fulfillment and customer service personnel, facility expenses, web site development costs, professional service fees and other general corporate expenses. Web site development costs are accounted for in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 1999, web site development costs totaled $207, of which $3 was capitalized in other assets and amortized in 2000. No additional costs were capitalized in 2000.

     Non-cash compensation expense. Non-cash compensation expense recorded in 2000 represents the amortization of deferred compensation related to stock options granted to management, directors and consultants over a one to four-year vesting period. In 1999, non-cash compensation expense is associated almost entirely with equity interests granted to an executive pursuant to the Stock Exchange and Purchase Agreement to acquire the beneficial interest in NutriSystem Direct, L.L.C.

     Interest income/expense. Interest consists of interest income earned on cash balances, net of interest expense.

     Income taxes. The Predecessor Businesses were flow-through entities, which were not subject to federal or state income taxes and, consequently, none have been reflected in the financial statements for the historical periods prior to September 30, 1999. For purposes of pro forma presentation, given the uncertainty of future operating results, no pro forma tax benefit was recorded during the year ended December 31, 1999. Effective with the Merger on September 27, 1999, the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded since September 1999, again in light of the uncertainty of future operating results.

     Internet Operations

     The Company launched its web site on October 15, 1999. Developing Internet operations is central to the Company's business strategy. However, because of the web site's limited operating history, historical period-to-period comparisons, while helpful in evaluation, should not be relied upon as an indication of future performance.


                  SELECTED FINANCIAL AND OPERATING STATISTICS

                                            1999               2000               2000               2000               2000
                                             Q4                 Q1                 Q2                 Q3                 Q4
                                      ----------------   ----------------   ----------------   ----------------   ----------------
Revenues (000's)                                $  275            $ 3,183            $ 3,700            $ 3,788             $3,315
Cost of revenues (000's)                           126              1,426              1,747              1,767              1,594
                                                ------            -------            -------            -------             ------
  Gross margin (000's)                          $  149            $ 1,757            $ 1,953            $ 2,021             $1,721
    % of revenue                                  54.2%              55.2%              52.8%              53.4%              51.9%
Advertising and marketing (000's)               $  465            $ 2,605            $ 2,515            $ 1,662             $1,650
    % of  revenue                                169.1%              81.8%              68.0%              43.9%              49.8%
New customers                                    1,416             13,384             12,448             12,472              9,818
Advertising and marketing/                      $  328            $   195            $   202            $   133             $  168
   new customer
Revenues/new customer                           $  194            $   238            $   297            $   304             $  338

     Internet operations have generated increasing revenues in each quarter of operation with the exception of the fourth quarter of 2000. The Company attributes the revenues increase from the fourth quarter of 1999 to the first quarter of 2000 to seasonality and greater advertising spending. The first quarter of the year is traditionally the strongest for the weight loss industry and the fourth quarter is traditionally the weakest. From the first quarter
2000 to the second, revenues increased 16% despite a 3% decline in advertising spending, and from the second quarter to the third quarter, revenues increased an additional 2% despite a 34% drop in advertising spending. In the fourth quarter 2000 revenues declined 12% relative to the third quarter while advertising spending remained virtually constant. Spending for advertising and marketing was reduced in the second, third and fourth quarters of 2000 compared to the first quarter to focus spending on more cost effective media. In Internet advertising in particular, the Company was successful in eliminating less effective programs and negotiating better advertising rates in the third and fourth quarters. From the first quarter to the third quarter, advertising and marketing expenses per new customer declined 32%, from $195 to $133, an indication of more effective marketing. Compared to the third quarter, results in the fourth quarter of 2000 declined in terms of revenues and advertising cost per customer due to traditionally weak demand for diet products during the year end holiday season. Relative to the same quarter in 1999, the Company's fourth quarter 2000 revenues and advertising performance improved dramatically.

     From the first quarter to the fourth quarter of 2000, revenues per customer increased 42% from $238 to $338 primarily because customers participated in the Company's diet program for longer periods on average, which is an indication that members are having increasing weight loss success with the program. The Company believes that successful customers generate referral business, which is a potentially significant source of revenue growth. Gross margin (revenues less cost of revenue) has fluctuated between 55.2% and 51.9% of revenues in the five quarters of operation. Fluctuations in gross margin percent have been caused by food promotions, the mix of products sold and fluctuations in shipping costs incurred and recouped from customers.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

     Revenues. Revenues increased from $8,584 for the year ended December 31, 1999 to $20,202 for the year ended December 31, 2000. The revenue increase of $11,618, or 135%, resulted primarily from food sales related to the commencement of Internet sales ($13,711), partially offset by lower franchise food sales and royalties. The Company anticipates that Internet sales will generate an increasing proportion of total revenues, while the proportion of franchise revenues will decline. In 2000, Internet sales accounted for 69% of total revenues, while N/S Direct and franchise revenues accounted for 16% and 15% of total revenues, respectively.

     Costs and Expenses. Cost of revenues increased $4,859 from $6,196 to $11,055 for the years ended December 31, 1999 and 2000, respectively. Gross margin increased from 28% to 45% for the years ended December 31, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales. Advertising and promotional expenses increased $7,912 from $520 to $8,432 from 1999 to 2000. All advertising spending in 2000 promoted the Internet program. General and administrative expenses increased from $3,333 to $6,068 from 1999 compared to 2000. This increase of $2,735 is due primarily to an increase in compensation expense ($1,969), professional services ($288), rent ($237), and other costs which were connected to establishing the Internet business. In the fourth quarter of 2000 the Company made a determination to expense $347 of professional fees incurred over the course of the year in connection with unsuccessful fundraising efforts.

     Interest Income. Interest income net of interest expense increased $142 from $56 in 1999 to $198 in 2000 primarily due to higher cash balances.

     Net Loss. The Company incurred net losses of $9,633 and $13,984 for 1999 and 2000, respectively. The net loss in 1999 included an $8,200 non-cash compensation charge arising from the merger in August 1999. Excluding this one-time compensation charge, operating losses were $1,695 in 1999. The net loss in 2000 included losses from a discontinued operation of $8,586, including a $7,650 write off on intangibles. In 2000, the operating loss from continuing operations of $5,680 arose as increases in advertising and marketing and, to a lesser extent, general and administrative expenses more than offset higher sales and gross margins.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. The Company's net sales decreased $701, or approximately 7.5%, from $9,285 for the year ended December 31, 1998 to $8,584 for the year ended December 31, 1999. The decrease was attributable primarily to a decline in food sales ($505) and franchise royalty fees ($230).

     Costs and Expenses. Cost of sales decreased $905 from $7,101 in 1998 to $6,196 in 1999. Gross margin increased from 24% to 28% from 1998 to 1999 primarily due to a shift in mix toward higher margin NutriSystem Direct sales and away from franchise food sales. General and administrative expenses increased $1,193, or approximately 56%, from $2,140 in 1998 to $3,333 in 1999 primarily due to increased compensation ($392), expenses related to the web site ($204) and professional services ($195). During the year ended
December 31, 1999, the Company recorded non-cash compensation expense of $8,202 primarily associated with equity interests granted to an executive pursuant to the purchase of NSDirect and stock options granted to management. See discussion relating thereto in the Notes to Consolidated Financial Statements.

     Interest Income. Interest income net of interest expense increased $25 from $31 in the year ended December 31, 1998 to $56 in the year ended December 31, 1999 primarily due to higher average cash balances.

     Net Loss. The Company's net loss increased to $9,633 for the year ended December 31, 1999 versus $42 for the year ended December 31, 1998, primarily due to the compensation expense charges and to higher general and administrative expenses discussed above.

Liquidity, Capital Resources and Other Financial Data

     At December 31, 2000, the Company had net working capital of $1,434. Cash and cash equivalents were $1,638. The Company's principal source of liquidity is the cash obtained from the private placement transactions in October 1999 and March 2000. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the year ended December 31, 2000, the Company generated a $2,766 cash flow deficit from operations, primarily attributable to net losses partially offset by cash generated from a discontinued operation, non-cash charges and reductions in net working capital.

     In the year ended December 31, 2000, net cash used by investing activities was $982 which primarily consisted of capital expenditures incurred to increase web site and fulfillment capacity.

     In the year ended December 31, 2000, net cash provided by financing activities amounted to $2,484. Of this total, $2,462 was generated in the Company's March 2000 private placement of common stock and the rest from the exercise of warrants and options. The proceeds from these transactions were used for working capital and to pursue the Company's business strategy.

     Under marketing agreements as of December 31, 2000, the Company was required to pay aggregate minimum fixed fees of $1,289 for the twelve months ending December 31, 2001. As part of an ongoing effort to improve the cost effectiveness of Internet advertising, the Company was able to renegotiate certain Internet advertising contracts subsequent to December 31, 2000 and thereby reduce the amount of these contractual commitments by $1,114. As of December 31, 2000, the Company's principal commitments consisted of obligations under marketing agreements and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     In pursuing its business strategy, the Company anticipates it may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from financing activities, which may include additional private offerings of equity securities. Based on the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2000 and management's belief that additional equity financing can be raised, the Company anticipates that it has the ability to continue operations into the year 2002. However, there can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. There are no credit facilities available to fund working capital or investment needs.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold any investments in market risk sensitive instruments. Accordingly the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages 23 through 39 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained under the caption "Election of Directors" in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I of this Form 10-K Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

       The information contained under the caption "Executive Compensation" in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained under the caption "Certain Related Party Transactions" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements

  See Index to the Consolidated Financial Statements which begins on page 23 of this Annual Report

      2.  Financial Statement Schedules

  None.

      3.  Exhibits

  The exhibits listed in the accompanying index to exhibits are incorporated by reference as part of this Annual Report on Form 10-K.

  (b)  Reports on Form 8-K.

  On October 24, 2000 the registrant filed a Form 8-K reporting under Item 2 the August 25, 2000 acquisition of certain assets from Nestle USA, Inc.

                     NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




     Report of Independent Public Accountants....................  24

     Consolidated Balance Sheets.................................  25

     Consolidated Statements of Operations.......................  26

     Consolidated Statements of Changes in Stockholders' Equity..  27

     Consolidated Statements of Cash Flows.......................  28

     Notes to Consolidated Financial Statements..................  29

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Nutri/System, Inc.:

We have audited the accompanying consolidated balance sheets of Nutri/System, Inc. (formerly nutrisystem.com inc.)(a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutri/System, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania,
February 9, 2001

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                               December 31
                                                                                  -------------------------------------
                                                                                              1999                 2000
                                                                                  ----------------    -----------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  2,902             $  1,638
 Restricted cash                                                                               360                  525
 Trade receivables, less allowance of $80 and $36 in 1999 and 2000,                            140                  284
  respectively
 Inventories                                                                                   769                1,435
 Prepaid expenses and other current assets                                                     670                  414
                                                                                          --------             --------
        Total current assets                                                                 4,841                4,296

FIXED ASSETS, net                                                                              295                1,054
INTANGIBLES, net                                                                               500                  395
OTHER ASSETS                                                                                   220                  163
                                                                                          --------             --------
                                                                                          $  5,856             $  5,908
                                                                                          ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                         $    870             $  1,892
 Accrued payroll and related benefits                                                           65                  131
 Net liabilities of discontinued operation                                                      --                  433
 Other current liabilities                                                                     397                  406
                                                                                          --------             --------
        Total current liabilities                                                            1,332                2,862
NON-CURRENT LIABILITIES                                                                        133                  145
                                                                                          --------             --------
        Total liabilities                                                                    1,465                3,007
                                                                                          --------             --------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
 Preferred stock $.001 par value  (5,000,000 shares authorized, no shares                       --                   --
  outstanding)
 Common stock, $.001 par value (100,000,000 shares                                              27                   29
  authorized; shares issued - 27,176,737 at December 31, 1999 and 28,735,794 at
  December 31, 2000)
 Additional paid-in capital                                                                 16,760               29,272
 Warrants exercisable at $1 per share                                                          344                  324
 Accumulated deficit                                                                       (12,740)             (26,724)
                                                                                          --------             --------
        Total stockholders' equity                                                           4,391                2,901
                                                                                          --------             --------
                                                                                          $  5,856             $  5,908
                                                                                          ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                                                                  Year Ended December 31
                                                                   ----------------------------------------------------
                                                                             1998               1999                2000
                                                                          -------            -------            --------
REVENUES:
  Food sales                                                              $ 8,415            $ 7,910            $ 20,011
  Franchise royalty fees                                                      633                403                 145
  Other                                                                       237                271                  46
                                                                          -------            -------            --------
                                                                            9,285              8,584              20,202
                                                                          -------            -------            --------
COSTS AND EXPENSES:
  Cost of revenues                                                          7,101              6,196              11,055
  Advertising and marketing                                                   113                520               8,432
  General and administrative                                                2,140              3,333               6,068
  Depreciation and amortization                                                79                 99                 307
  Other                                                                        --                131                  --
  Non-cash compensation expense (Notes 1 and 11)                               --              8,202                  20
                                                                          -------            -------            --------
                                                                            9,433             18,481              25,882
                                                                          -------            -------            --------
        Operating loss from continuing operations                            (148)            (9,897)             (5,680)
OTHER INCOME                                                                   --                 --                  84
INTEREST INCOME, net                                                           31                 56                 198
                                                                          -------            -------            --------
        Loss before minority interest and discontinued                       (117)            (9,841)             (5,398)
         operation
MINORITY INTEREST                                                              75                208                  --
                                                                          -------            -------            --------
        Loss before discontinued operation                                    (42)            (9,633)             (5,398)
DISCONTINUED OPERATION (Note 3):
     Loss from operation                                                       --                 --                (713)
     Loss on disposal                                                          --                 --              (7,873)
                                                                          -------            -------            --------
        Net loss                                                          $   (42)           $(9,633)           $(13,984)
                                                                          =======            =======            ========

BASIC AND DILUTED LOSS PER SHARE
     Continuing operations                                                  (0.00)             (0.45)              (0.19)
     Discontinued operation                                                    --                 --               (0.03)
     Disposal of discontinued operation                                        --                 --               (0.28)
                                                                          -------            -------            --------
                                                                           $(0.00)            $(0.45)           $  (0.50)
                                                                          =======            =======            ========
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      19,539             21,449              28,006
                                                                          =======            =======            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)

                                                                                    Common
                                         Shares    Common Stock     Additional       Stock       Accumulated        Total
                                                                 Paid-in Capital   Warrants        Deficit

BALANCE, JANUARY 1, 1998               19,539,337           $20          $ 3,610         --            $ (3,065)  $    565
 Net loss                                      --            --               --         --                 (42)       (42)
                                       ----------           ---          -------       ----            --------   --------
BALANCE, DECEMBER 31, 1998             19,539,337            20            3,610         --              (3,107)       523
 Net loss                                      --            --               --         --              (9,633)    (9,633)
 Payment to stockholder in excess of
  book value (Note 1)                          --            --           (2,275)        --                  --     (2,275)
 Capital contribution of shares
  issued to executive (Note 1)                 --            --            8,202         --                  --      8,202
 Issuance of warrants                          --            --             (344)       344                  --         --
 Issuance of common stock
 (Notes 1 and 10)                       7,637,400             7            7,567         --                  --      7,574
                                       ----------           ---          -------       ----            --------   --------
BALANCE, DECEMBER 31, 1999             27,176,737            27           16,760        344             (12,740)     4,391
 Net loss                                      --            --               --         --             (13,984)   (13,984)
 Amortization of deferred
  compensation                                 --            --               20         --                  --         20
 Exercise of stock options                  1,666            --                2         --                  --          2
 Exercise of warrants                      42,391            --               40        (20)                 --         20
 Issuance of common stock
 (Note 10)                              1,515,000             2           12,450         --                  --     12,452
                                       ----------           ---          -------       ----            --------   --------
BALANCE, DECEMBER 31, 2000             28,735,794           $29          $29,272       $324            $(26,724)  $  2,901
                                       ==========           ===          =======       ====            ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                        Year Ended
                                                                                        December 31
                                                                      ----------------------------------------------
                                                                              1998               1999                2000
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $   (42)           $(9,633)           $(13,984)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities-
  Discontinued operation net loss                                               --                 --               8,586
  Net cash from discontinued operation                                          --                 --               1,212
  Loss on disposals                                                             --                167                   9
  Minority interest                                                            (75)              (208)                 --
  Non-cash compensation expense                                                 --              8,202                  20
  Depreciation and amortization                                                 79                 99                 307
  Other non-cash expense                                                        --                 --                 625

 Changes in operating assets and liabilities-
  Restricted cash                                                             (121)                41                (165)
  Trade receivables                                                          1,214                387                (144)
  Inventories                                                                  212                 50                (666)
  Prepaid expenses and other assets                                            217               (373)                313
  Accounts payable                                                            (130)               108               1,022
  Accrued payroll and related benefits                                        (286)                19                  66
  Other liabilities                                                         (1,470)              (244)                 33
                                                                           -------            -------            --------
     Net cash used in operating activities                                    (402)            (1,385)             (2,766)
                                                                           -------            -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions                                                           (180)              (248)               (982)
                                                                           -------            -------            --------
     Net cash used in investing activities                                    (180)              (248)               (982)
                                                                           -------            -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from stockholder                                                     100                 --                  --
  Distribution to partners                                                      --             (3,400)                 --
  Issuance of common shares, net of costs                                       --              7,574               2,484
                                                                           -------            -------            --------
     Net cash provided by financing activities                                 100              4,174               2,484
                                                                           -------            -------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (482)             2,541              (1,264)
CASH AND CASH EQUIVALENTS,
   beginning of year                                                           843                361               2,902
                                                                           -------            -------            --------
CASH AND CASH EQUIVALENTS,
   end of year                                                             $   361            $ 2,902            $  1,638
                                                                           =======            =======            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES
                      -----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share amounts)


1.  BACKGROUND

Nature of the Business

Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries (the "Company") provides weight loss programs and distributes pre-packaged foods. As discussed below, the Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

Nutri/System, Inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no Company-operated centers. The Company's pre-packaged foods are sold to weight loss program participants through the Internet, independent distribution and through franchised weight loss centers.

Since the inception of the Nutri/System business in 1972, the Company and its predecessors have operated in various organizational and legal structures. In early 1993, the business was party to a bankruptcy proceeding. This case was converted to a Chapter 11 proceeding effective June 4, 1993. One of the Company's predecessors operated as a debtor in possession through December 1993. In 1999, the Company acquired the Predecessor Businesses for cash of $3,400 plus 17,500,000 shares of common stock. In order to fund the Company's purchase of the Predecessor Businesses and planned investments, the Company completed a private placement in 1999 that raised net proceeds of approximately $7,574. The Company completed another private placement in 2000 that raised net proceeds of $2,462.

Since 1993, the Company, including its Predecessor Businesses, has incurred significant losses and, as of December 31, 2000, has an accumulated deficit of $26,724. The Company intends to continue to invest in marketing and promotion and in the development of its web site and its administrative organization. As a result, the Company believes that it may incur further operating losses in the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2000 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving profitability depends primarily upon the Company's ability to: (1) continue to reduce advertising and marketing spending per new customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 1999 and 2000, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries. The accompanying historical financial statements prior to September 27, 1999 include the combined accounts of the Predecessor Businesses. The historical stockholders' equity presented in the accompanying financial statements has been retroactively restated to give effect to the shares and consideration issued in the Merger. See Note 1.

All significant intercompany accounts and transactions have been eliminated.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the years ended December 31, 1998, 1999 or 2000. Payments for interest were $0, $2, and $3 for the years ended December 31, 1998, 1999 and 2000, respectively.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food at warehouses owned by the Company and another entity under contract with the Company. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is stated at cost and amortized on a straight-line basis over five years. Goodwill was $527 at December 31, 1999 and 2000 and accumulated amortization was $26 and $131, respectively. Intellectual property was generated from the acquisition of certain assets associated with a now discontinued operation. In December 2000, the Company wrote off the intellectual property associated with the discontinued operation.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-

7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 1998, 1999 and 2000, $41, $587 and $254,
respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $65, $520 and $8,432 during 1998, 1999 and 2000, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 1999, web site development costs total $207 of which $3 was capitalized in other assets and amortized in 2000. No additional costs were capitalized during 2000.

Fixed Assets

Fixed assets are stated at cost. Depreciation, including amortization of capital leases, is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the related lease terms. Expenditures for repairs and maintenance are charged to expense as incurred while major renewals and improvements are capitalized.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 1999 and 2000, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required other than those recorded in connection with the discontinued operation. See Note 3.

Revenue Recognition

Revenues from food sales and other are recognized when the related products are shipped. Food sales include amounts billed for shipping and handling and are presented net of free food products provided to consumers. Other revenues represent primarily the sale of print materials to franchisees and independent distributors. Franchise royalty fees are contractually set at 4% of franchisees' total net sales.

Minority Interest

Minority interest represents the minority stockholders' share of the equity and results of operations of the Company based on their proportionate share of capital contributions.

Income Taxes

The Predecessor Businesses were flow-through entities which were not subject to federal or state income taxes and, consequently, none have been reflected in the accompanying consolidated financial statements. The owners of the Predecessor Businesses were required to include their respective share of the profits or losses in their respective tax returns. See Note 4.

Nutri/System, Inc. is a "C" corporation which is subject to corporate level income taxes. As a result of the Merger discussed in Note 1, the Company became subject to corporate income taxes, and began providing for income taxes in the accompanying financial statements beginning on September 27, 1999 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

As a result of the Merger discussed in Note 1, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity.

Stock Options

The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 11.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash, cash equivalents, trade receivables, inventories and accounts payable, approximate their fair values.

Net Loss Per Common Share

The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding. The impact of common stock equivalents, consisting of 2,434,874 options and warrants outstanding as of December 31, 2000, has not been included in the weighted average shares for diluted loss per share purposes since its effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is required to adopt this statement beginning in 2001. Management currently believes that the adoption of SFAS No. 133 will have no impact on the Company's consolidated financial statements.

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

3.  DISCONTINUED OPERATION

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the "Seller") in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. The acquisition was recorded using the purchase method of accounting. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted.
The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001 and piggy-back registration rights prior to that date.

In December 2000, the Company determined it would sell the Sweet Success product line or discontinue sales of the products by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's Consolidated Financial Statements. Under the Company's ownership in 2000, Sweet Success generated sales of $4,215 and incurred an operating loss of $713. The Company recorded a loss on disposal of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying Consolidated Balance Sheet at December 31, 2000 and consist of the following:

Inventories                                             $1,544

Other assets                                                24
                                                        ------

  Total assets                                           1,568

Accounts payable                                            41
Other current liabilities                                1,960
                                                        ------

  Total liabilities                                      2,001
                                                        ------

  Net liabilities of discontinued operation             $  433
                                                        ======


4.  PRO FORMA INFORMATION (UNAUDITED)

As discussed in Note 2, on September 27, 1999, the Company became subject to federal and state income taxes. Disclosure rules of the Securities and Exchange Commission require companies, for informational purposes, to display a pro forma adjustment for the income taxes that would have been recorded if the Company had not been a flow-through entity during the periods presented in the accompanying statements of operations. Due to the recurring losses incurred by the Company, and management's assessment of realization of the related tax deduction, no pro forma tax benefit was recorded during the periods presented.

Also on September 27, 1999, the Company's principal stockholder group purchased the remaining interest of the minority stockholder, which resulted in goodwill of $527. The effect of goodwill amortization on results of operations would have been to increase expenses by $105 in 1998 and $79 in 1999.

5.  FIXED ASSETS

Fixed assets consisted of the following:

                                                              December 31
                                                           ----------------
                                                        1999               2000
                                                       -----             ------
            Furniture and fixtures                     $ 184             $  149
            Equipment                                    310              1,126
            Leasehold improvements                        20                122
                                                       -----             ------
                                                         514              1.397
            Accumulated depreciaion                     (219)              (343)
                                                       -----             ------
                                                       $ 295             $1,054
                                                       =====             ======

Depreciation expense was $79, $91 and $214 in 1998, 1999 and 2000, respectively.

6.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

                                                          December 31
                                               ---------------------------------
                                                     1999               2000
                                                    -----              -----
Lease commitment liability                          $ 382              $ 375
Other                                                  15                 31
                                                    -----              -----
                                                    $ 397              $ 406
                                                    =====              =====


The lease commitment liability represents remaining rental payment obligation related to the closing of company-owned weight loss centers during 1997.

7.  RELATED-PARTY TRANSACTIONS

During 1998, 1999 and 2000, the Company purchased $172, $113, and $286, respectively, of food from a vendor that is an affiliate of a member of the Board of Directors.

For the years ended December 31, 1998, 1999 and 2000, the Company paid retainers and professional fees of $0, $4, and $27, respectively, to a law firm whose partner served as a member of the Board of Directors of the Predecessor Businesses.

For the years ended December 31, 1998, 1999 and 2000, the Company purchased vitamins and supplements of $51, $17, and $56, respectively, from a vendor that is owned by a member of the Board of Directors.

At December 31, 2000, the Company had payables to related parties of which $51 are included in accounts payable.

Included in non-current liabilities as of December 31, 1999 and 2000 is a loan from a member of the Board of Directors of $100, with interest accrued at the rate of 7% per annum.

Management believes the terms of all related party transactions are reasonable and reflect the fair market value of the goods and services provided.

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to five years. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more, consisted of the following at December 31, 2000:

2001                                                                  $  499
2002                                                                     513
2003                                                                     465
2004                                                                     376
2005                                                                      13
                                                                      ------
                                                                      $1,866
                                                                      ======

Total rent expense for the years ended December 31, 1998, 1999 and 2000, was $200, $227 and $464, respectively.

The Company has committed to marketing, advertising and Internet site linking agreements with various Internet companies. These arrangements extend through December 31, 2001 with a total commitment as of December 31, 2000 of $1,289 payable in installments over the related contract periods. As part of an ongoing effort to improve the cost effectiveness of Internet advertising, the Company was able to renegotiate certain Internet advertising contracts subsequent to December 31, 2000 and thereby reduce the amount of these contractual commitments by $1,114. In addition, the Company has various short-term advertising arrangements relating to Internet and other media.

In September 1997, Nutri/System L.P., one of the Predecessor Businesses, removed a drug combination from its weight loss program after it was shown to cause health problems. Numerous suits were subsequently filed against Nutri/System L.P. Also, in 1997, the Company obtained a settlement from its insurance carrier for coverage associated with this matter. In September 1999, the supplier of the drug combination agreed to indemnify Nutri/System L.P. with respect to any further liability with respect to this matter. In the opinion of management, the Company has no liability with respect to this matter.

The Company is also involved with certain other claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9.  EMPLOYEE BENEFIT PLAN

During 1996, the Company adopted a qualified tax deferred defined contribution retirement plan (the "Plan"). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee's contribution, up to a maximum Company match of 3% of the employee's annual salary. Employees vest immediately in their contributions and vest in the Company contribution over a three-year period of service. The Company's expense for the years ended December 31, 1998, 1999 and 2000 was $13, $24 and $47, respectively.

10.  CAPITAL STOCK

Common Stock

In October 1999, the Company completed a private placement of 7,637,400 shares of common stock which, net of related expenses, resulted in proceeds of $7,574. In October 2000, the vast majority of these shares became eligible for sale under Rule 144 of the Securities Act of 1933. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 per share in May 2000 in payments to service providers. In August 2000, the Company issued 900,000 shares valued at $9,365 in the aggregate or $10.41 per share (assuming a 10% discount for illiquity on the closing date) in connection with the acquisition of certain assets of the Sweet Success product line. The Company also issued the following shares of stock in 2000 upon the exercise of common stock warrants: 3,000 in March, 17,000 in September and 22,391 in October. The Company issued 1,666 shares upon the exercise of common stock options in November 2000.

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

11.  STOCK OPTIONS AND WARRANTS

Stock Option Plan

In August 1999, the Company adopted the 1999 Equity Incentive Plan and in June 2000, the Company adopted the 2000 Equity Incentive Plan, under which options to purchase shares of the Company's common stock could be granted to key employees. Currently, 1,000,000 and 4,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively. Under the terms of the 2000 Equity Incentive Plan, the number of shares reserved can be adjusted quarterly so that the total number of shares subject to outstanding options plus the shares available for grant will equal 14% of the then-outstanding shares of the Company's common stock. These options could be either incentive stock options or nonqualified stock options. In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the "Director Plan"), under which nonqualified stock options to purchase shares of the Company's common stock could be granted to non-employee directors and consultants to the Company. A maximum of 500,000 shares of common stock may be issued pursuant to the Director Plan. Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. To date, all of the options granted expire ten years from the issue date. The Board also determines the option exercise price per share and vesting provisions. No options were issued prior to 1999, and no options were exercisable at December 31, 1999. At December 31, 2000, 155,278 shares were exercisable under granted options with a weight-average exercise price of $1.32. The following table summarizes the options granted in 1999 and 2000:

                                                                Average Exercise
                                           Number of Shares          Price
                                          ------------------         -----
1999
----
Granted                                      494,500                 $1.30
Exercised                                         --                    --
Cancelled                                      1,000                 $1.00
                                           ---------
     Outstanding, December 31                493,500                 $1.30

2000
----
Granted                                    1,455,300                 $4.26
Exercised                                      1,666                 $1.00
Cancelled                                    231,000                 $4.73
                                           ---------
     Outstanding, December 31              1,716,134                 $3.35
                                           =========

The following table summarizes information about stock options outstanding as of December 31, 2000:

Range of Exercise    Number of      Average Remaining          Average Exercise
    Prices             Shares          Life (Years)                 Price
-------------------------------- --------------------------- -------------------
 $1.00 -  $1.99      1,055,834             9.4                      $ 1.47
 $2.00 -  $2.99        174,000             9.3                      $ 2.61
 $3.00 -  $6.99        365,300             9.2                      $ 5.78
 $7.00 - $13.99        121,000             9.5                      $13.50
                     ---------
                     1,716,134
                     =========

As permitted under SFAS No. 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that the Company disclose pro forma net loss and pro forma loss per share amounts as if compensation expense were recognized for options granted based on the fair value of the options issued. The Company estimates the fair value of its options using the Black-Scholes option pricing model and the following weighted average assumptions: no dividend yield; expected volatility of 66.5%; risk free interest rate of 5.25%-6.32% and expected life of 7 years. The weighted average fair value of the options issued in 1999 and 2000 was $0.56 and $2.06, respectively. The Company's net loss in 1999 and 2000 would have been $9,649 and $14,504, respectively, and basic and diluted loss per share in 1999 and 2000 would have been $0.45 and $0.52, respectively.

The Company will record $60 in compensation expense related to the options granted in November 1999 over the option vesting period of three years based on a fair market value of $2.05 per share. Compensation expense of $2 and $20 associated with these options was recorded in 1999 and 2000, respectively.

COMMON STOCK WARRANTS

In return for services in connection with the October 1999 private placement, the placement agent received warrants to purchase 763,740 common shares at $1.00 per share. The fair value of the warrants of $344 was recorded as a reduction of the proceeds from the offering. Fair value was computed using the Black-Scholes option pricing model.

12.  INCOME TAXES

On September 30, 1999, the Company became subject to federal and state income taxes. At that time, the Company recorded deferred income taxes which represent the tax effect of the cumulative differences between the financial reporting and income tax bases of assets and liabilities. See Note 2.

The significant items comprising the Company's deferred income tax assets and liabilities are as follows:

                                               December 31, 1999             December 31, 2000
                                         ----------------------------  ----------------------------
Deferred tax asset-
 Reserves                                                     $   132                       $   325
 Goodwill                                                         960                         2,655
 Net operating loss carryforward                                  640                         2,101
 Other                                                            100                           102
 Valuation allowance                                           (1,823)                       (5,181)
                                                              -------                       -------
                                                                    9                             2
                                                              -------                       -------
Deferred tax liability-
 Property and equipment                                            (9)                           (2)
                                                              -------                       -------
                                                              $    --                       $    --
                                                              =======                       =======

The valuation allowance was established based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the deferred tax assets are realized, $790 of the related tax benefit would be recorded as a credit to equity. See Note 2.

13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying accounts consist of trade receivables allowance for doubtful accounts. The balance in the allowance for doubtful accounts for the years 1998, 1999 and 2000 consisted of the following:

      Fiscal Year           Balance at        Write-offs        Deductions       Balance End
                           Beginning of                                            of Year
                               Year
---------------------    ---------------    -------------    ---------------    -------------
       1998                      $440            $ (99)      $      --                $341
       1999                      $341            $(261)      $      --                $ 80
       2000                      $ 80            $ (26)      $     (18)               $ 36

14.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                                         Quarter
                                                                     -----------------------------------------------
                                                                     First        Second         Third        Fourth         Year
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

1999:
 Net revenues                                                      $ 2,317       $ 2,574       $ 2,012      $  1,681      $  8,584

 Net income (loss)                                                 $   (99)      $    72       $(8,297)     $ (1,309)     $ (9,633)

 Income/loss per basic and
  diluted share                                                    $  (.01)      $  0.00       $ (0.42)     $ ( 0.02)     $  (0.45)

----------------------------------------------------------------------------------------------------------------------------------

2000:
 Net revenues                                                      $ 5,171       $ 5,521       $ 5,098      $  4,412      $ 20,202

 Loss from continuing                                               (1,478)      $(1,466)      $  (817)     $ (1,637)     $ (5,398)
  operations

 Discontinued operation                                            $   --        $    --       $  (126)     $ (8,460)     $ (8,586)

 Net loss                                                          (1,478)       $(1,466)      $  (943)     $(10,097)     $(13,984)

 Loss per basic and diluted share:
   Continuing operations                                           $ (0.05)      $ (0.05)      $ (0.03)     $  (0.06)     $  (0.19)
   Discontinued operation                                          $    --       $    --       $ (0.00)     $  (0.02)     $  (0.03)
   Loss on disposal of
    discontinued operation                                         $    --       $    --       $    --      $  (0.28)     $  (0.28)
                                                                   -------       -------       -------      --------      --------

                                                                   $ (0.05)      $ (0.05)      $ (0.03)     $  (0.36)     $  (0.50)
                                                                   =======       =======       =======      ========      ========

 ----------------------------------------------------------------------------------------------------------------------------------

  . Net loss for the year ended December 31, 2000 included losses of $8,586 relating to the discontinued operation of the Sweet Success product line. The Company recorded a loss from discontinued operation of $126 and $587 in the third and fourth quarters, respectively, and a loss on disposal of $7,873 in the fourth quarter of 2000.

                               INDEX TO EXHIBITS

          No.  DESCRIPTION
          ---  -----------

         *2.1 Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

         *2.2 Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

         *2.3 Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce)

         *2.4 Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce

         *2.5 Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

         *2.6 Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

         *2.7 Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

         *3.1  Certificate of Incorporation of nutrisystem.com inc.

         *3.2  By-laws of nutrisystem.com inc.

         *4.1  Form of Common Stock certificate of nutrisystem.com inc.

         *4.2  Form of warrant to purchase Common Stock of nutrisystem.com inc.

        *10.1  Joint Defense and Indemnification Agreement dated September
               27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

        *10.2 Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

        *10.3  Form of Nutri/System L.P. Franchise Agreement

        *10.4  Form of NutriSystem Direct, L.L.C. Distributor Agreement

        *10.5  1999 Equity Incentive Plan of nutrisystem.com inc.


  ****  10.12  Stock Purchase Agreement dated March 1, 2000 between C&R
               Investments I, L.P. (name subsequently retroactively changed to "CRX Investments I, L.P.") and nutrisystem.com inc.

  ****  10.13  Shareholders Agreement dated March 1, 2000 among C&R
               Investments I, L.P. (name subsequently retroactively changed to "CRX Investments I, L.P."), HPF Holdings, Inc. and Brian D. Haveson

          No.  DESCRIPTION
          ---  -----------
    **  10.14  Asset Purchase Agreement dated as of August 25, 2000 between
               nutrisystem.com inc. and Nestle USA, Inc. and related agreements.

     *** 21.1  Subsidiaries of nutrisystem.com inc.

         23.1  Consent of Arthur Andersen LLP

_______________

   * Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form 10 filed on December 17, 1999 (file number 000-28551).
   ** Incorporated by reference to the designated exhibit of the Company's Report on Form 8-K filed on October 24, 2000 (file number 000-28551).
   *** Incorporated by reference to the designated exhibit of Amendment No. 2 of the Company's Registration Statement on Form 10 filed on March 8, 2000 (file number 000-28551).
   **** Incorporated by reference to the designated exhibit of Amendment No. 4 of the Company's Registration Statement on Form 10 filed on March 14, 2000 (file number 000-28551).

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Nutri/System, Inc.


                                  By:/s/Brian D. Haveson
                                     ----------------------------
                                    Brian D. Haveson, President
                                    and Chief Executive Officer

  Dated:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY: /S/ BRIAN D. HAVESON                                    March 29, 2001

Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                      March 29, 2001
James D. Brown
Chief Financial Officer and Principal Accounting Officer

BY: /S/ DEAN J. BOZZANO                                     March 29, 2001
Dean J. Bozzano
Director

BY: /S/ DONALD R. CALDWELL                                  March 29, 2001
Donald R. Caldwell
Director

BY: /S/ MICHAEL E. HEISLEY                                  March 29, 2001
Michael E. Heisley
Director

BY: /S/ FREDERICK C. TECCE                                  March 29, 2001
Frederick C. Tecce
Director