Form 10-Q
period 2001-03-31
NUTRI SYSTEM INC /DE/
filed 2001-05-01
CIK 1096376

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

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

________________________________________________________________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  __
                                     -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 2001:

      Common Stock, $.001 par value                28,545,394 shares

                              Nutri/System, Inc.

                              INDEX TO FORM 10-Q



                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Balance Sheets......................................   1

    Consolidated Statements of Operations............................   2

    Consolidated Statements of Cash Flows............................   3

    Notes to Consolidated Financial Statements.......................   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................   9

 Item 3 - Quantitative and Qualitative Disclosure About Market Risk..  13

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings..........................................  14

 Item 2 - Changes in Securities and Use of Proceeds..................  14

 Item 3 - Defaults Upon Senior Securities............................  14

 Item 4 - Submission of Matters to a Vote of Security Holders........  14

 Item 5 - Other Information..........................................  14

 Item 6 - Exhibits and Reports on Form 8-K...........................  14

SIGNATURES...........................................................  15

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

             (Unaudited, dollars in thousands, except share data)

                                                                         December 31,           March 31,
                                                                            2000                  2001
                                                                         ------------           ---------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                               $      1,638           $   1,901
 Restricted cash                                                                  525                 528
 Trade receivables, less allowance of
    $36 and $4 in 2000 and 2001, respectively                                     284                 186
 Inventories                                                                    1,435               1,757
 Net assets of discontinued operation                                              --                 184
 Prepaid expenses and other current assets                                        414                 233
                                                                         ------------           ---------
                 Total current assets                                           4,296               4,789

FIXED ASSETS, net                                                               1,054               1,003
INTANGIBLES, net                                                                  395                 369
OTHER ASSETS                                                                      163                 212
                                                                         ------------           ---------
                                                                         $      5,908           $   6,373
                                                                         ============           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                        $      1,892           $   2,195
 Accrued payroll and related benefits                                             131                 200
 Net liabilities of discontinued operation                                        433                  --
 Other current liabilities                                                        406                 390
                                                                         ------------           ---------
        Total current liabilities                                               2,862               2,785

NON-CURRENT LIABILITIES                                                           145                 139
                                                                         ------------           ---------
          Total liabilities                                                     3,007               2,924
                                                                         ------------           ---------

COMMITMENTS AND CONTINGENCIES                                                      --                  --
STOCKHOLDERS' EQUITY:
 Preferred stock $.001 par value
    (5,000,000 shares authorized, no shares outstanding)                           --                  --
 Common stock, $.001 par value (100,000,000 shares
    authorized; shares issued - 28,735,794 at December 31, 2000 and
    28,735,794 at March 31, 2001)                                                  29                  29
 Additional paid-in capital                                                    29,272              29,280
 Warrants exercisable at $1 per share                                             324                 324
 Accumulated deficit                                                          (26,724)            (26,087)
 Treasury stock, at cost (107,000 shares at March 31, 2001)                        --                 (97)
                                                                         ------------           ---------
          Total stockholders' equity                                            2,901               3,449
                                                                         ------------           ---------
                                                                         $      5,908           $   6,373
                                                                         ============           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (Unaudited, dollars in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                      ------------------------------
                                                                                         2000                   2001
                                                                                      -------                -------
REVENUES:
  Food sales                                                                          $ 5,066                $ 6,966
  Other                                                                                   105                     15
                                                                                      -------                -------
                                                                                        5,171                  6,981
                                                                                      -------                -------
COSTS AND EXPENSES:
  Cost of revenues                                                                      2,835                  3,829
  Advertising and marketing                                                             2,605                  1,357
  General and administrative                                                            1,203                  1,620
  Depreciation and amortization                                                            49                    102
  Non-cash compensation expense                                                             5                      8
                                                                                      -------                -------
                                                                                        6,697                  6,916
                                                                                      -------                -------
        Operating income (loss) from continuing operations                             (1,526)                    65

INTEREST INCOME, net                                                                       48                     39
                                                                                      -------                -------
        Income (loss) before discontinued operation                                    (1,478)                   104

DISCONTINUED OPERATION
   Income from discontinued operation                                                      --                    533
                                                                                      -------                -------
        Net income (loss)                                                             $(1,478)               $   637
                                                                                      =======                =======

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Continuing operations                                                                (0.05)                  0.00

   Discontinued operation                                                                  --                   0.02
                                                                                      -------                -------
                                                                                       $(0.05)               $  0.02
                                                                                      =======                =======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  27,363                 28,706
                                                                                      -------                -------

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Unaudited, dollars in thousands)

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                ---------------------------
                                                                                   2000                2001
                                                                                -------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(1,478)             $  637
  Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities-
       Discontinued operation net income                                             --                (533)
       Net cash from discontinued operation                                          --                 (84)
       Depreciation and amortization                                                 49                 102
       Other non-cash expense                                                       330                   8

  Changes in operating assets and liabilities-
     Restricted cash                                                               (349)                 (3)
     Trade receivables                                                             (194)                 98
     Inventories                                                                   (228)               (322)
     Prepaid expenses and other assets                                              (27)                132
     Accounts payable                                                             1,116                 303
     Accrued payroll and related benefits                                            92                  69
     Other liabilities                                                               --                 (19)
                                                                                -------              ------

              Net cash (used in) provided by operating activities                  (689)                388
                                                                                -------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital additions                                                      (184)                (28)
                                                                                -------              ------

              Net cash used in investing activities                                (184)                (28)
                                                                                -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Issuance of common shares, net of costs                             2,465                  --
              Stock purchases of common shares, at cost                              --                 (97)
                                                                                -------              ------

              Net cash provided by (used in) financing activities                 2,465                 (97)
                                                                                -------              ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,592                 263

CASH AND CASH EQUIVALENTS,
  beginning of period                                                             2,902               1,638
                                                                                -------              ------
CASH AND CASH EQUIVALENTS,
  end of period                                                                 $ 4,494              $1,901
                                                                                =======              ======

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except share amounts)

                                  (Unaudited)


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

Since 1993, the Company, including its Predecessor Businesses, has incurred significant losses and, as of March 31, 2001, has an accumulated deficit of $26,087. The Company intends to continue to invest in marketing and promotion and in the development of its web site and its administrative organization. As a result, the Company believes that it may incur further operating losses in the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2001 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving profitability depends upon the Company's ability to: (1) continue to reduce advertising and marketing spending per customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2000 and March 31, 2001, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2001.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the three months ended March 31, 2000 or 2001. Payments for interest were $0 and $2 for the three months ended March 31, 2000 and 2001.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is stated at cost and amortized on a straight-line basis over five years. Goodwill was $527 at December 31, 2000 and March 31, 2001 and accumulated amortization was $131 and $158, respectively.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 2000 and March 31, 2001, $254 and $101, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $2,588 and $1,313 during the three months ended March 31, 2000 and 2001, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No website development costs were capitalized in the three months ended March 31, 2000 and 2001.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2000 and March 31, 2001, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required other than those recorded in connection with the discontinued operation. See
Note 3.

Revenue Recognition

Revenues, which are generally related to food sales, are recognized when products are shipped. Food sales include amounts billed for shipping and handling and are presented net of free food products provided to consumers.

Income Taxes

Nutri/System, Inc. is a "C" corporation, which is subject to corporate level income taxes. The Company provides for income taxes in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

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

Net Income and Loss Per Common Share

The Company has presented net income and loss per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic income and loss per common share was computed by dividing net income and loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. The impact of common stock equivalents has not been included in the weighted average shares for diluted loss per share purposes since its effect would be anti-dilutive.

Recently Issued Accounting Pronouncement

In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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

Certain Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

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

In December 2000, the Company determined it would sell the Sweet Success product line or discontinue sales of the products by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. Under the Company's ownership for the first quarter ending March 31, 2001, Sweet Success generated sales of $3,082 and incurred operating income of $533. The net assets and liabilities of the discontinued operation have been recorded at their net realizable value in the accompanying consolidated balance sheet at December 31, 2000 and March 31, 2001 consist of the following:

                                        December 31, 2000        March 31, 2001

     Receivables                            $      --            $   1,029

     Inventories                                1,544                  106
     Other assets                                  24                   --
                                            ---------            ---------

          Total assets                          1,568                1,135

     Accounts payable                              41                  144
     Other current liabilities                  1,960                  807
                                            ---------            ---------

          Total liabilities                     2,001                  951
                                            ---------            ---------
          Net assets (liabilities) of
            discontinued operation          $    (433)           $     184
                                            =========            =========
4.    CAPITAL STOCK

Common Stock

In October 1999, the Company completed a private placement of 7,637,400 shares of common stock, which, net of related expenses, resulted in proceeds of $7,574. In October 2000, the vast majority of these shares became eligible for sale under Rule 144 of the Securities Act of 1933. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 per share in May 2000 in payments to service providers. In August 2000, the Company issued 900,000 shares valued at $9,365 in the aggregate or $10.41 per share (assuming a 10% discount for illiquity on the closing date) in connection with the acquisition of certain assets of the Sweet Success product line. The Company also issued the following shares of stock in 2000 upon the exercise of common stock warrants: 3,000 in March, 17,000 in September and 22,391 in October. The Company issued 1,666 shares upon the exercise of common stock options in November 2000.

Treasury stock is accounted for using the cost method. In March 2001, the Company purchased 107,000 shares of outstanding common stock at an aggregate cost of $97.

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

5.   STOCK OPTIONS AND WARRANTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to Nutri/System, Inc. or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Form 10K filed March 30, 2001 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

          The net proceeds of the private placement and other equity sale transactions described above are being used for working capital and for investments consistent with the Company's business strategy, including marketing and promotion, web site enhancements and the development of administrative infrastructure. To date the Company, together with its Predecessor Businesses, has incurred significant losses and, as of March 31, 2001, had an accumulated deficit of $26,087. The Company believes that potential profit margins and revenue growth justify the expenditures required to pursue its business strategy. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving profitability depends primarily upon the Company's ability to: (1) continue to reduce advertising and marketing spending per new customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

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

     In December 2000, the Company determined it would sell the Sweet Success product line or discontinue sales of the products by June 30, 2001. In March 2001, the Company ended negotiations to sell the product line and opted to discontinue the product line. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, the Company was able to generate $1,212 in net positive cash flow in 2000 from the product line, consisting of $8,586 in operating losses offset by $8,197 in non-cash expenses and a positive $1,601 in cash generated from reductions in working capital. In the first quarter of 2001, the Sweet Success product line resulted a negative $84 net cash flow when operating income of $533 was more than offset by increases in accounts receivable and reductions in accounts payable.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company's ownership for the quarter ending March 31, 2001, Sweet Success generated sales of $3,082.

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

     Revenues and expenses consist of the following components:

     Revenues. Revenues consist of food sales and franchise royalty fees. Food sales include sales of food, supplements, shipping and handling charges billed to members and sales credits and adjustments, including product returns. Internet revenues began with the launch of the web site in October 1999. No revenue is recorded for food products provided at no charge as part of promotions. Revenues from product sales are recorded when shipped.

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

     Non-cash Compensation Expense. Non-cash compensation expense recorded in 2000 and 2001 represents the amortization of deferred compensation related to stock options granted to management, directors and consultants over a one to four-year vesting period.

     Interest Income/Expense. Interest consists of interest income earned on cash balances, net of interest expense.

     Income Taxes. The Company is subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded given the uncertainty of future operating results.

Internet Operations

     The Company launched its web site on October 15, 1999. Developing Internet operations is central to the Company's business strategy. However, because of the web site's limited operating history, historical period-to-period comparisons, while helpful in evaluation, should not be relied upon as an indication of future performance.


                              INTERNET OPERATIONS

                  SELECTED FINANCIAL AND OPERATING STATISTICS


                                                          2000           2001

                                                           Q1             Q1
                                                          ---            ---

Revenues (000's)                                       $ 3,183        $ 5,598

Cost of revenues (000's)                                 1,426          2,767
                                                       -------        -------

  Gross margin (000's)                                 $ 1,757        $ 2,831
    % of revenue                                          55.2%          50.6%

Advertising and marketing (000's)                      $ 2,605        $ 1,357
 % of revenue                                             81.8%          24.2%

New customers                                           13,384         16,385

Advertising and marketing/new customer                 $   195        $    83

Revenues/new customer                                  $   238        $   342


     Revenues generated through Internet operations increased 76% from the first quarter of 2000 to the first quarter of 2001. The spending on advertising and marketing required to generate those sales declined 48% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 81.8% in the first quarter of 2000 to 24.2% in the first quarter of 2001. Advertising and marketing per new customer (customer acquisition cost) declined 57% from $195 to $83 from the first quarter 2000 to 2001, while in the same period total revenue per new customer increased 44% from $238 to $342. The Company believes this sharp increase in revenues and advertising effectiveness was a result of a) curtailing spending for ineffective advertising media, b) higher spending for effective media, c) lower pricing on Internet advertising,
d) selective use of consumer price promotions in 2001, e) greater brand awareness among likely consumers in 2001, f) the acquisition of customers through word-of-mouth referrals generated by the expanding base of former clients, and g) clients returning to the program in 2001 after having success with the online program earlier in 2000.

     Relative to the first quarter of 2000, the Company spent $1.7 million less in Internet and radio advertising and $0.4 million more in television advertising in the first quarter of 2001. Over the course of 2000, the Company concluded that television advertising was more cost effective than most forms of Internet and radio advertising. By evaluating a variety of Internet advertising opportunities and by obtaining more favorable pricing, the Company identified selected Internet advertising programs that it deems cost effective. Because target consumers had virtually no awareness of the online version of the Nutri/System diet plan when it started in October 1999, all promotion in 2000 had the effect of increasing brand awareness that, the Company believes, will support revenue growth and advertising effectiveness going forward. The growing base of former clients also supported first quarter 2001 results by generating word-of-mouth referrals and repeat business. In addition to the 16,385 new customers making purchases in 2001, the Company had 1,285 customers return to the program after not making purchases for over four months.

     While Internet revenues increased, gross margin as a percentage of sales decreased from 55.2% in the first quarter of 2000 to 50.6% in the first quarter of 2001. This decline is primarily related to the cost of food provided at no charge as part of selective consumer price promotion programs. The Company believes that, carefully managed, price promotion is an effective way to drive growth in revenues, profits and customer acquisition.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001

     Revenues. Revenues increased from $5,171 for the quarter ended March 31, 2000 to $6,981 for the quarter ended March 31, 2001. The revenue increase of $1,810, or 35%, resulted primarily from the growth of Internet food sales ($2,415), offset partially by lower franchise and Direct food sales and franchise royalty revenue.

     Costs and Expenses. Cost of revenues increased from $2,835 to $3,829 for the quarters ended March 31, 2000 and 2001, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) was 45% for each of the quarters ended March 31, 2000 and 2001, respectively. Gross margin was raised as higher margin Internet revenues made up a larger proportion of total revenues (80% for the first quarter of 2001 versus 62% in the first quarter of 2000). Offsetting this was the impact of price promotions, which lowered gross margins for Internet and Direct sales. Internet gross margin decreased from 55.2% for the quarter ending March 31, 2000 to 50.6% for the quarter ending March 31, 2001, while Direct gross margin decreased from 32.5% to 24.0% in the same period. Advertising and marketing expense decreased from $2,605 to $1,357 from the first quarter of 2000 to the first quarter of 2001. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $1,203 to $1,620 from the first quarter of 2000 compared to the first quarter of 2001. This increase of $417 is due primarily to an increase in compensation expense ($404), rent ($49) and other costs that were connected to establishing the Internet business, offset by a decrease in professional services ($76).

     Interest Income. Interest income (net of interest expense) decreased $9 from $48 in the first quarter of 2000 to $39 in the first quarter of 2001 primarily due to lower cash balances.

     Net Income and Loss. The Company incurred a net loss of $1,478 for the quarter ended March 31, 2000 as compared to net income of $637 for the quarter ended March 31, 2001. This variance of $2,115 was due primarily to increased Internet sales and decreased advertising costs as well as income from the discontinued Sweet Success product line of $533.

Liquidity, Capital Resources and Other Financial Data

     At March 31, 2001, the Company had net working capital of $2,004. Cash and cash equivalents were $1,901. The Company's principal source of liquidity was the cash obtained from private placement transactions completed in 2000 coupled with a positive cash flow from operations for the first quarter of 2001. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the three months ended March 31, 2001, the Company generated a positive cash flow of $388 from operations, primarily attributable to net income adjusted for non-cash items and reductions in working capital.

     In the three months ended March 31, 2001, net cash used by investing activities was $28 that primarily consisted of capital expenditures incurred to increase web site capacity.

     In the three months ended March 31, 2001, net cash used in financing activities amounted to $97, representing treasury stock purchased.

     Under marketing agreements as of March 31, 2001, the Company was required to pay aggregate minimum fixed fees of $121 for the twelve months ending December 31, 2001. As of March 31, 2001, the Company's principal commitments consisted of obligations under marketing agreements and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     In pursuing its business strategy, the Company anticipates it may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from financing activities, which may include additional private offerings of equity securities. Based on the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2001 and management's belief that additional equity financing can be raised, the Company anticipates that it has the ability to continue operations into the year 2002. However, there can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. There are no credit facilities available to fund working capital or investment needs.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     The Company does not hold any investments in market risk sensitive instruments. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments.

                         PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

         None

b.  Reports on Form 8-K:

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutri/System, Inc.

BY: /s/ BRIAN D. HAVESON                                       April 30, 2001
    --------------------                                       --------------
Brian D. Haveson
President and Chief Executive Officer

BY: /s/ JAMES D. BROWN                                         April 30, 2001
    ------------------                                         --------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index
                                 -------------



  None