Form 10-Q
period 2001-06-30
NUTRI SYSTEM INC /DE/
filed 2001-08-02
CIK 1096376

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q
    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the Transition Period From           to
                                            ---------    ---------

                        Commission File Number 0-28551

                            ----------------------

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

                                 Yes  X  No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

     Common Stock, $.001 par value                      28,045,394 shares

                              Nutri/System, Inc.

                              INDEX TO FORM 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

    Item 1 - Financial Statements (Unaudited)

        Consolidated Balance Sheets.........................................  1

        Consolidated Statements of Operations...............................  2

        Consolidated Statements of Cash Flows...............................  3

        Notes to Consolidated Financial Statements..........................  4

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  9

    Item 3 - Quantitative and Qualitative Disclosure About Market Risk...... 14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings.............................................. 15

    Item 2 - Changes in Securities and Use of Proceeds ..................... 15

    Item 3 - Defaults Upon Senior Securities................................ 15

    Item 4 - Submission of Matters to a Vote of Security Holders............ 15

    Item 5 - Other Information.............................................. 15

    Item 6 - Exhibits and Reports on Form 8-K............................... 15

SIGNATURES.................................................................. 16

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

             (Unaudited, dollars in thousands, except share data)

                                                                         December 31,      June 30,
                                                                             2000            2001
                                                                         ------------    ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                               $  1,638       $  1,722
   Restricted cash                                                              525            528
   Trade receivables, less allowance of
      $36 and $3 in 2000 and 2001, respectively                                 284            497
   Inventories                                                                1,435          2,036
   Prepaid expenses and other current assets                                    414            236
                                                                           --------       --------
                   Total current assets                                       4,296          5,019

FIXED ASSETS, net                                                             1,054            952
INTANGIBLES, net                                                                395            342
OTHER ASSETS                                                                    163            212
                                                                           --------       --------

                                                                           $  5,908       $  6,525
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                        $  1,892       $  2,299
   Accrued payroll and related benefits                                         131            135
   Net liabilities of discontinued operation                                    433            146
   Other current liabilities                                                    406            389
                                                                           --------       --------
               Total current liabilities                                      2,862          2,969

NON-CURRENT LIABILITIES                                                         145            134
                                                                           --------       --------
                  Total liabilities                                           3,007          3,103
                                                                           --------       --------

COMMITMENTS AND CONTINGENCIES                                                    --             --

STOCKHOLDERS' EQUITY:

   Preferred stock $.001 par value
      (5,000,000 shares authorized, no shares outstanding)                       --             --
   Common stock, $.001 par value (100,000,000 shares
     authorized; shares outstanding - 28,735,794 at December 31, 2000
     and 28,045,394 at June 30, 2001)                                            29             29
   Additional paid-in capital                                                29,272         29,289
   Warrants exercisable at $1 per share                                         324            324
   Accumulated deficit                                                      (26,724)       (25,898)
   Treasury stock, at cost (690,400 shares at June 30, 2001)                     --           (322)
                                                                           --------       --------
                  Total stockholders' equity                                  2,901          3,422
                                                                           --------       --------
                                                                           $  5,908       $  6,525
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

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (Unaudited, dollars in thousands, except per share amounts)

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30                         June 30
                                                              ------------------------------------------------------------
                                                                    2000            2001            2000           2001
                                                              -------------   -------------   -------------  -------------
REVENUES:
   Food sales                                                 $       5,466   $       6,209   $      10,532  $      13,175
   Other                                                                 55              12             160             27
                                                              -------------   -------------   -------------  -------------

                                                                      5,521           6,221          10,692         13,202
                                                              -------------   -------------   -------------  -------------
COSTS AND EXPENSES:
   Cost of revenues                                                   3,038           3,410           5,873          7,239
   Advertising and marketing                                          2,515           1,157           5,120          2,514
   General and administrative                                         1,420           1,664           2,623          3,284
   Depreciation and amortization                                         62             103             111            205
   Non-cash compensation expense                                          5               9              10             17
                                                              -------------   -------------   -------------  -------------
                                                                      7,040           6,343          13,737         13,259
                                                              -------------   -------------   -------------  -------------
        Operating  loss from continuing operations                   (1,519)           (122)         (3,045)           (57)

INTEREST INCOME, net                                                     53              31             101             70
                                                              -------------   -------------   -------------  -------------
        Income (loss) before discontinued operation                  (1,466)            (91)         (2,944)            13

DISCONTINUED OPERATION
   Income from discontinued operation                                    --             280              --            813
                                                              -------------   -------------   -------------  -------------
        Net income (loss)                                     $      (1,466)  $         189   $      (2,944) $         826
                                                              -------------   -------------   -------------  -------------
BASIC AND DILUTED INCOME (LOSS) PER SHARE

   Continuing operations                                              (0.05)           0.00          ( 0.11)          0.00
   Discontinued operation                                                --            0.01              --           0.03
                                                              -------------   -------------   -------------  -------------
                                                              $       (0.05)  $        0.01   $       (0.11) $        0.03
                                                              -------------   -------------   -------------  -------------
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                27,768          28,508          27,565         28,606
                                                              -------------   -------------   -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Unaudited, dollars in thousands)

                                                                                Six Months Ended
                                                                                   June 30
                                                                          --------------------------
                                                                            2000              2001
                                                                          ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $(2,944)         $   826
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities-
       Discontinued operation net income                                         --             (813)
       Net cash from discontinued operation                                      --              526
       Depreciation and amortization                                            111              205
       Loss on disposals                                                          7               --
       Other non-cash expense                                                   635               17

   Changes in operating assets and liabilities-
     Restricted cash                                                           (424)              (3)
     Trade receivables                                                          (18)            (213)
     Inventories                                                               (654)            (601)
     Prepaid expenses and other assets                                         (374)             129
     Accounts payable                                                         1,261              407
     Accrued payroll and related benefits                                        46                4
     Other liabilities                                                           (1)             (22)
                                                                            -------          -------

              Net cash (used in) provided by operating activities            (2,355)             462
                                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital additions                                                  (497)             (56)
                                                                            -------          -------

         Net cash used in investing activities                                 (497)             (56)
                                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Issuance of common shares, net of costs                          2,465               --
              Stock purchases of common shares, at cost                          --             (322)
                                                                            -------          -------

              Net cash provided by (used in) financing activities             2,465             (322)
                                                                            -------          -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (387)              84

CASH AND CASH EQUIVALENTS,
   beginning of period                                                        2,902            1,638
                                                                            -------          -------

CASH AND CASH EQUIVALENTS,
   end of period                                                            $ 2,515          $ 1,722
                                                                            =======          =======

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

Nutri/System, Inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no Company-operated centers. Generally, the Company's pre-packaged foods are sold to weight loss program participants through the Internet, independent distribution and through franchised weight loss centers. In the second quarter of 2001, the Company also sold foods through QVC, a shopping television network.

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

Since 1993, the Company, including its Predecessor Businesses, has incurred significant losses and, as of June 30, 2001, has an accumulated deficit of $25,898. The Company intends to continue to invest in marketing and promotion and in the development of its web site and its administrative organization. As a result, the Company believes that it may incur further operating losses in the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2001 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving and maintaining profitability depends upon the Company's ability to: (1) reduce advertising and marketing spending per customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2000 and June 30, 2001, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three and six months ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2001.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the six months ended June 30, 2000 or 2001. Payments for interest were $1 and $2 for the six months ended June 30, 2000 and 2001.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is stated at cost and amortized on a straight-line basis over five years. Goodwill was $527 at December 31, 2000 and June 30, 2001 and accumulated amortization was $132 and $185, respectively.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 2000 and June 30, 2001, $254 and $74, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $5,034 and $2,433 during the six months ended June 30, 2000 and 2001, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No website development costs were capitalized in the six months ended June 30, 2000 and 2001.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2000 and June 30, 2001, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required other than those recorded in connection with the discontinued operation. See
Note 3.

Revenue Recognition

Revenues, which are generally related to food sales, are recognized when products are shipped. Food sales include amounts billed for shipping and handling and are presented net of promotional free food products provided to consumers.

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


Certain Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

3.   DISCONTINUED OPERATION

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the "Seller") in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. The acquisition was recorded using the purchase method of accounting. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001.

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. Under the Company's ownership for the first six months ending June 30, 2001, Sweet Success generated sales of $3,350 and generated operating income of $813. The net assets and liabilities of the discontinued operation have been recorded at their net realizable value in the accompanying consolidated balance sheet at December 31, 2000 and June 30, 2001 consist of the following:


                                           December 31, 2000      June 30, 2001

Receivables                                     $    --              $   102
Inventories                                       1,544                   --
Other assets                                         24                   --
                                                -------              -------
     Total assets                                 1,568                  102

Accounts payable                                     41                   82
Other current liabilities                         1,960                  166
                                                -------              -------
     Total liabilities                            2,001                  248
                                                -------              -------
      Net assets (liabilities) of
          discontinued operation                $  (433)             $  (146)
                                                =======              =======


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

Treasury stock is accounted for using the cost method. In the first six months of 2001, the Company repurchased 690,400 shares of common stock for an aggregate cost of $322 (an average price of $0.47 per share) and accounted for the repurchased shares as treasury stock.

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

Background

     Nutri/System provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's Predecessor Businesses that operated through company-owned and franchised weight loss centers. Currently, 11 owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, independent distributors and the remaining franchised weight loss centers. In the second quarter of 2001, the Company also sold foods through QVC, a shopping television network. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In the first six months of 2001, the Company repurchased 690,400 shares of common stock for an aggregate cost of $322 (an average price of $0.46 per share).

     The net proceeds of the private placement and other equity sale transactions described above are being used for working capital and for investments consistent with the Company's business strategy, including marketing and promotion, web site enhancements and the development of administrative infrastructure. To date the Company, together with its Predecessor Businesses, has incurred significant losses and, as of June 30, 2001, had an accumulated deficit of $25,898. The Company believes that potential profit margins and revenue growth justify the expenditures required to pursue its business strategy. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving and maintaining profitability depends primarily upon the Company's ability to: (1) reduce advertising and marketing spending per new customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

Discontinued Operation

     On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA,

Inc. (the "Seller") in return for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line distributed in traditional retail outlets such as drug and grocery stores and price clubs. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001.

     As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, the Company was able to generate $1,212 in net positive cash flow in 2000 from the product line, consisting of $8,586 in operating losses offset by $8,197 in non-cash expenses and a positive $1,601 in cash generated from reductions in working capital. In the first half of 2001, the Sweet Success product line resulted a positive $526 net cash flow as cash generated through the disposal of inventory exceeded payments related to the operation and shut down of the product line.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company's ownership for the quarters ending March 31, and June 30, 2001, Sweet Success generated sales of $3,082 and $268, respectively.

Results of Operations

     In pursuing its business strategy, the Company's primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food through the web site. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues), and total advertising and marketing expense as a percentage of revenues. In order to remove the effects of seasonality, current period results are compared to the same period in prior years.

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

                              INTERNET OPERATIONS

                  SELECTED FINANCIAL AND OPERATING STATISTICS

                                                    Three Months Ended               Six Months Ended
                                                          June 30                         June 30

                                                  2000              2001           2000            2001
                                              -------------     -------------  -------------   -----------

  Revenues (000's)                                 $3,700           $5,008         $6,883         $10,606
  Cost of revenues (000's)                          1,747            2,502          3,173           5,268
                                                ----------        ---------     ----------      ----------

    Gross margin (000's)                           $1,953           $2,506         $3,710           $5338
      % of revenue                                   52.8%            50.0%          53.9%           50.3%

  Advertising and marketing (000's)                $2,515           $1,157         $5,120          $2,514
   % of revenue                                      68.0%            23.1%          74.4%           23.7%

  New customers (1)                                12,448           10,565         25,832          26,950

  Advertising and marketing/new customer (1)         $202             $110           $198            $ 93

  Revenues/new customer (1)                          $297             $396           $266            $363

Note (1): The indicated statistics exclude any customers and revenues associated with sales to QVC.

     In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the Nutri/System diet foods. Under the terms of the Company's agreement with QVC, QVC viewers purchase Nutri/System products directly from QVC and are not directed to the Nutri/System web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to web site sales, but QVC sales require no incremental advertising and marketing expense and, the Company believes, exposure on QVC raises consumer awareness of the Nutri/System brand. Reflected in second quarter 2001 results is $828 in QVC sales (valued at the Company's selling price to QVC) generated from three 50 minute QVC shows.

     Over the course of 2001, the Company also increased its marketing to dieters that prefer ordering food by telephone rather than through the Internet. Currently, approximately 10% of new customers interact with Nutri/System by telephone. Margins on telephone sales are approximately the same as Internet-generated sales.

     Revenues generated through Internet operations, including QVC and telephone orders discussed above, increased 35% from the second quarter of 2000 to the second quarter of 2001. The spending on advertising and marketing required to generate those sales declined 54% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 68.0% in the second quarter of 2000 to 23.1% in the second quarter of 2001. Revenues increased as a result of greater advertising effectiveness and the addition of QVC as a distribution channel. Advertising and marketing per new customer (customer acquisition cost) declined 46% from $202 to $110 from the second quarter 2000 to 2001. The Company believes the sharp increase in advertising effectiveness was a result of a) curtailing spending for ineffective advertising media, b) higher spending for effective media, c) lower pricing on Internet advertising, d) greater brand awareness among likely consumers in 2001, e) the acquisition of customers through word-of-mouth referrals generated by the expanding base of former clients, and f) clients returning to the program in 2001 after having success with the online program earlier in 2000.

     Relative to the second quarter of 2000, the Company spent approximately $1,600 less in Internet and direct mail advertising and $270 more in television advertising in the second quarter of 2001. Over the course of 2000, the Company concluded that television advertising was more cost effective than most forms of Internet and radio advertising. By evaluating a variety of Internet advertising opportunities and by obtaining more favorable pricing, the Company identified selected Internet advertising programs that it deems cost effective. Because target consumers had virtually no awareness of the online version of the Nutri/System diet plan when it started in October 1999, all promotion in 2000 had the effect of increasing brand awareness that, the Company believes, will support revenue growth and advertising effectiveness going forward.

     Excluding QVC-related sales, total revenue per new customer acquired increased 33% from $297 in the second quarter of 2000 to $396 in the second quarter of 2001. Total revenue per new customer acquired increased as the Company generated high repeat sales from new customers and obtained sales from an ever increasing pool of existing customers returning to start new diets.

     While Internet revenues increased, gross margin as a percentage of sales decreased from 52.8% in the second quarter of 2000 to 50.0% in the second quarter of 2001. This decline is primarily related to the lower margins generated from the $828 in sales to QVC. Offsetting its lower margins, QVC sales require no incremental advertising and increase exposure to the Nutri/System brand.

     Internet results for the first half of 2001 also showed significant improvement over the same period in 2000. Revenues increased 54% from the first half of 2000 to the first half of 2001. The spending on advertising and marketing declined 51% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 74.4% in the first half of 2000 to 23.7% in the first half of 2001. Advertising and marketing per new customer (customer acquisition cost) declined 53% from $198 to $93 from the half 2000 to 2001. Gross margin as a percentage of sales decreased from 53.9% in the first half of 2000 to 50.3% in the first half of 2001, primarily as a result of QVC and promotional sales.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues increased from $5,521 for the quarter ended June 30, 2000 to $6,221 for the quarter ended June 30, 2001. The revenue increase of $700, or 12.7%, resulted primarily from the growth of Internet food sales, including sales to QVC, of $1,308 offset partially by lower franchise and Direct food sales and franchise royalty revenue.

     Costs and Expenses. Cost of revenues increased from $3,038 to $3,410 for the quarters ended June 30, 2000 and 2001, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) was 45% for each of the quarters ended June 30, 2000 and 2001, respectively. Gross margin was increased as higher margin Internet revenues made up a larger proportion of total revenues (81% for the second quarter of 2001 versus 67% in the second quarter of 2000). Offsetting this was the impact of sales to QVC, which lowered gross margins for Internet sales. Internet gross margin decreased from 52.8% for the quarter ending June 30, 2000 to 50.0% for the quarter ending June 30, 2001. Advertising and marketing expense decreased from $2,515 to $1,157 from the second quarter of 2000 to the second quarter of 2001. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $1,420 to $1,664 from the second quarter of 2000 compared to the second quarter of 2001.

This increase of $244 is due primarily to an increase in compensation expense ($211), rent ($39) and other costs that were connected to establishing the Internet business, offset by a decrease in professional services ($68).

     Interest Income. Interest income (net of interest expense) decreased $22 from $53 in the second quarter of 2000 to $31 in the second quarter of 2001 primarily due to lower cash balances.

     Net Income and Loss. The Company incurred a net loss of $1,466 for the quarter ended June 30, 2000 as compared to net income of $189 for the quarter ended June 30, 2001. This variance of $1,655 was due primarily to increased Internet sales and decreased advertising costs as well as income from the discontinued Sweet Success product line of $280.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues increased from $10,692 for the for the six months ended June 30, 2000 to $13,202 for the six months ended June 30, 2001. The revenue increase of $2,510, or 23%, resulted primarily from the growth of Internet food sales ($3,723), offset partially by lower franchise and Direct food sales and franchise royalty revenue.

     Costs and Expenses. Cost of revenues increased from $5,873 to $7,239 for the six months ended June 30, 2000 and 2001, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) was 45% for each of the six months ended June 30, 2000 and 2001, respectively. Gross margin was increased as higher margin Internet revenues made up a larger proportion of total revenues (80% for the first six months of 2001 versus 64% in the first six months of 2000). Offsetting this was the impact of sales to QVC and price promotions, which lowered gross margins for Internet sales and to a lesser degree Direct sales. Advertising and marketing expense decreased from $5,120 to $2,514 from the first six months of 2000 to the first six months of 2001. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $2,623 to $3,284 from the first half of 2000 compared to the first half of 2001. This increase of $661 is due primarily to an increase in compensation expense ($616), rent ($88) and other costs that were connected to establishing the Internet business, offset by a decrease in professional services ($144).

     Interest Income. Interest income (net of interest expense) decreased $31 from $101 in the first half of 2000 to $70 in the first half of 2001 primarily due to lower cash balances.

     Net Income and Loss. The Company incurred a net loss of $2,944 for the six months ended June 30, 2000 as compared to net income of $826 for the six months ended June 30, 2001. This variance of $3,770 was due primarily to increased Internet sales and decreased advertising costs as well as income from the discontinued Sweet Success product line of $813.

Liquidity, Capital Resources and Other Financial Data

     At June 30, 2001, the Company had net working capital of $2,050. Cash and cash equivalents were $1,722. The Company's principal source of liquidity was the cash obtained from private placement transactions completed in 2000 coupled with a positive cash flow from operations for the first six months of 2001. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the six months ended June 30, 2001, the Company generated a positive cash flow of $462 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

     In the six months ended June 30, 2001, net cash used by investing activities was $56 that primarily consisted of capital expenditures incurred to increase web site capacity.

     In the six months ended June 30, 2001, net cash used in financing activities amounted to $322, representing common stock purchased in open market and privately negotiated transactions.

     Over the first six months of 2001, the Company eliminated virtually all remaining marketing agreements requiring future minimum fixed fees. As of June 30, 2001, the Company's principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     In pursuing its business strategy, the Company anticipates it may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from financing activities, which may include additional private offerings of equity securities. Based on the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2001 and management's belief that additional equity financing can be raised, the Company anticipates that it has the ability to continue operations into the year 2002. However, there can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. There are no credit facilities available to fund working capital or investment needs.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

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

Nutri/System, Inc.

BY: /S/ BRIAN D. HAVESON                                   July 31, 2001
    --------------------                                   -------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                     July 31, 2001
    ------------------                                     -------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index
                                 -------------

     None