Form 10-Q
period 2001-09-30
NUTRI SYSTEM INC /DE/
filed 2001-11-05
CIK 1096376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No
                                  ---    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001:

      Common Stock, $.001 par value                27,645,394 shares

                               Nutri/System, Inc.

                               INDEX TO FORM 10-Q


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements (Unaudited)

      Consolidated Balance Sheets......................................   1

      Consolidated Statements of Operations............................   2

      Consolidated Statements of Cash Flows............................   3

      Notes to Consolidated Financial Statements.......................   4

  Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations..............................   9

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk...  14

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................  15

  Item 2 - Changes in Securities and Use of Proceeds...................  15

  Item 3 - Defaults Upon Senior Securities.............................  15

  Item 4 - Submission of Matters to a Vote of Security Holders.........  15

  Item 5 - Other Information...........................................  15

  Item 6 - Exhibits and Reports on Form 8-K............................  15

SIGNATURES.............................................................  16

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (Unaudited, dollars in thousands, except share data)

                                                                       December 31,       September 30,
                                                                          2000                2001
                                                                       ------------       -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     1,638         $     1,565
  Restricted cash                                                              525                 528
  Trade receivables, less allowance of
     $36 and $3 in 2000 and 2001, respectively                                 284                 510
  Inventories                                                                1,435               2,414
  Prepaid expenses and other current assets                                    414                 159
                                                                       -----------         -----------
                 Total current assets                                        4,296               5,176

FIXED ASSETS, net                                                            1,054                 880
INTANGIBLES, net                                                               395                 316
OTHER ASSETS                                                                   163                 208
                                                                       -----------         -----------
                                                                       $     5,908         $     6,580
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                     $     1,892         $     2,112
  Accrued payroll and related benefits                                         131                 186
  Net liabilities of discontinued operation                                    433                 163
  Other current liabilities                                                    406                 391
                                                                       -----------         -----------
        Total current liabilities                                            2,862               2,852
NON-CURRENT LIABILITIES                                                        145                 128
                                                                       -----------         -----------
        Total liabilities                                                    3,007               2,980
                                                                       -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                   --                  --
STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value
    (5,000,000 shares authorized, no shares outstanding)                        --                  --
  Common stock, $.001 par value (100,000,000 shares
  authorized; shares outstanding - 28,735,794 at December 31, 2000
  and 27,645,394 at September 30, 2001)                                         29                  29
  Additional paid-in capital                                                29,272              29,297
  Warrants exercisable at $1 per share                                         324                 324
  Accumulated deficit                                                      (26,724)            (25,528)
  Treasury stock, at cost (1,090,400 shares at September 30, 2001)              --                (522)
                                                                       -----------         -----------
          Total stockholders' equity                                         2,901               3,600
                                                                       -----------         -----------
                                                                       $     5,908         $     6,580
                                                                       ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (Unaudited, dollars in thousands, except per share amounts)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30                         September 30
                                                                -------------------------------------------------------------------
                                                                    2000                2001            2000                 2001
                                                                -----------            -------        ---------             -------
REVENUES:
  Food sales                                                    $     5,086            $ 6,317        $  15,618             $19,492
  Other                                                                  12                 12              172                  39
                                                                -----------            -------        ---------             -------
                                                                      5,098              6,329           15,790              19,531
                                                                -----------            -------        ---------             -------

COSTS AND EXPENSES:
  Cost of revenues                                                    2,715              3,589            8,588              10,828
  Advertising and marketing                                           1,662                730            6,782               3,244
  General and administrative                                          1,560              1,620            4,183               4,904
  Depreciation and amortization                                          95                106              206                 311
  Non-cash compensation expense                                          10                  8               20                  25
                                                                -----------            -------        ---------             -------
                                                                      6,042              6,053           19,779              19,312
                                                                -----------            -------        ---------             -------

     Operating income (loss) from continuing operations                (944)               276           (3,989)                219

OTHER INCOME                                                             84                 77               84                  77

INTEREST INCOME, net                                                     43                 17              144                  87
                                                                -----------            -------        ---------             -------
        Income (loss) before discontinued operation                    (817)               370           (3,761)                383

DISCONTINUED OPERATION

   Income (loss) from discontinued operation                           (126)                --             (126)                813
                                                                -----------            -------        ---------             -------
        Net income (loss)                                       $      (943)           $   370        $  (3,887)            $ 1,196
                                                                ===========            =======        =========             =======

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Continuing operations                                              (0.03)              0.01           ( 0.14)               0.01
   Discontinued operation                                                --                 --               --                0.03
                                                                -----------            -------        ---------             -------
                                                                $     (0.03)           $  0.01        $   (0.14)            $  0.04
                                                                ===========            =======        =========             =======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                28,149             27,831           27,761              28,345
                                                                -----------            -------        ---------             -------

  The accompanying notes are an integral part of these consolidated financial statements.

                      NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Unaudited, dollars in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                           --------------------------------
                                                                               2000                2001
                                                                           ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $     (3,887)        $     1,196
  Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities-
     Discontinued operation net (income) loss                                       126                (813)
     Net cash from discontinued operation                                           492                 543
     Depreciation and amortization                                                  206                 311
     Loss on disposals                                                                7                  16
     Other non-cash expense                                                         645                  25

  Changes in operating assets and liabilities-
     Restricted cash                                                               (265)                 (3)
     Trade receivables                                                              (49)               (226)
     Inventories                                                                 (1,305)               (979)
     Prepaid expenses and other assets                                              155                 210
     Accounts payable                                                             1,359                 220
     Accrued payroll and related benefits                                           136                  55
     Other liabilities                                                               39                 (23)
                                                                           ------------         -----------

              Net cash (used in) provided by operating activities                (2,341)                532
                                                                           ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                             (900)                (83)
                                                                           ------------         -----------

              Net cash used in investing activities                                (900)                (83)
                                                                           ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares, net of costs                                      2,482                  --
     Stock purchases of common shares, at cost                                       --                (522)
                                                                           ------------         -----------

              Net cash provided by (used in) financing activities                 2,482                (522)
                                                                           ------------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (759)                (73)

CASH AND CASH EQUIVALENTS,
 beginning of period                                                              2,902               1,638
                                                                           ------------         -----------
CASH AND CASH EQUIVALENTS,
 end of period                                                             $      2,143         $     1,565
                                                                           ============         ===========

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

Nutri/System, Inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no Company-operated centers. Generally, the Company's pre-packaged foods are sold to weight loss program participants through the Internet, independent distribution and through franchised weight loss centers. In the second and third quarters of 2001, the Company also sold foods through QVC, a shopping television network.

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

Since 1993, the Company, including its Predecessor Businesses, has incurred significant losses and, as of September 30, 2001, has an accumulated deficit of $25,528. The Company intends to continue to invest in marketing and promotion and in the development of its web site and its administrative organization. As a result, the Company believes that it may incur further operating losses in the foreseeable future. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2001 and management's belief that additional equity financing can be raised, the Company believes that it has the ability to continue in operations through 2002. Achieving and maintaining profitability depends upon the Company's ability to: (1) reduce advertising and marketing spending per customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2000 and September 30, 2001, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2001.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the nine months ended September 30, 2000 or 2001. Payments for interest were $3 and $4 for the nine months ended September 30, 2000 and 2001.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is stated at cost and amortized on a straight-line basis over five years. Goodwill was $527 at December 31, 2000 and September 30, 2001 and accumulated amortization was $132 and $211, respectively.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 2000 and September 30, 2001, $254 and $58, respectively, of prepaid advertising were included in prepaid expenses. Advertising expense was $6,631 and $3,152 during the nine months ended September 30, 2000 and 2001, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No website development costs were capitalized in the nine months ended September 30, 2000 and 2001.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2000 and September 30, 2001, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required other than those recorded in connection with the discontinued operation. See
Note 3.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.


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

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. Under the Company's ownership for the first six months ending June 30, 2001, Sweet Success generated sales of $3,350 and generated operating income of $813. The net assets and liabilities of the discontinued operation have been recorded at their net realizable value in the accompanying consolidated balance sheet at December 31, 2000 and September 30, 2001 consist of the following:


                                      December 31, 2000    September 30, 2001

     Receivables                          $     --             $     --
     Inventories                             1,544                   --
     Other assets                               24                   --
                                          --------             --------

        Total assets                         1,568                   --

     Accounts payable                           41                   --
     Other current liabilities               1,960                  163
                                          --------                -----
        Total liabilities                    2,001                  163
                                          --------             --------
        Net assets (liabilities) of
          discontinued operation          $   (433)            $   (163)
                                          ========             ========

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

Treasury stock is accounted for using the cost method. In the first nine months of 2001, the Company repurchased 1,090,400 shares of common stock for an aggregate cost of $522 (an average price of $0.48 per share) and accounted for the repurchased shares as treasury stock.

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

Background

     Nutri/System provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's Predecessor Businesses that operated through company-owned and franchised weight loss centers. Currently, 10 owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program.
The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, independent distributors and the remaining franchised weight loss centers. In the second and third quarters of 2001, the Company also sold foods through QVC, a shopping television network. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In the first nine months of 2001, the Company repurchased 1,090,400 shares of common stock for an aggregate cost of $522 (an average price of $0.48 per share).

     The net proceeds of the private placement and other equity sale transactions described above are being used for working capital and for investments consistent with the Company's business strategy, including marketing and promotion, web site enhancements and the development of administrative infrastructure. To date the Company, together with its Predecessor Businesses, has incurred significant losses and, as of September 30, 2001, had an accumulated deficit of $25,528. The Company believes that potential profit margins and revenue growth justify the expenditures required to pursue its business strategy. In order to make the future investments necessary to expand its business as described above and to meet its cash flow requirements, the Company may need to raise capital through the sale of additional equity in a private offering. Based on the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue in operations into 2002. Achieving and maintaining profitability depends primarily upon the Company's ability to:
(1) reduce advertising and marketing spending per new customer acquired, and (2) generate and sustain increased revenue levels. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs or to generate sufficient revenues to achieve or sustain profitability in the future.

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

     As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, the Company was able to generate $1,212 in net positive cash flow in 2000 from the product line, consisting of $8,586 in operating losses offset by $8,197 in non-cash expenses and a positive $1,601 in cash generated from reductions in working capital. In the first nine months of 2000 and 2001, the Sweet Success product line resulted a positive $492 and $543 net cash flow, respectively, as cash generated through the disposal of inventory exceeded payments related to the operation and shut down of the product line.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company's ownership for the quarters ending March 31, June 30, and September 30, 2001, Sweet Success generated sales of $3,082, $268 and $0, respectively.

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


                              INTERNET OPERTATIONS

                  SELECTED FINANCIAL AND OPERATING STATISTICS


                                                          Three Months Ended           Nine Months Ended
                                                             September 30                September 30
                                                          2000          2001           2000         2001
                                                        --------      --------       --------     --------
Revenues (000's)                                        $  3,788      $  5,293       $ 10,671     $ 15,899

Cost of revenues (000's)                                   1,767         2,799          4,940        8,067
                                                        --------      --------       --------     --------

  Gross margin (000's)                                  $  2,021      $  2,494       $  5,731     $  7,832
    % of revenue                                            53.4%         47.1%          53.7%        49.3%

Advertising and marketing (000's)                       $  1,662      $    730       $  6,782     $  3,244
% of revenue                                                43.9%         13.8%          63.6%        20.4%

New customers (Note 1)                                    12,472        10,248         38,304       37,207

Advertising and marketing/new
customer (Note 1)                                       $    133      $     71       $    177     $     87

Revenues/new customer (Note 1)                          $    304      $    379       $    279     $    367

Note 1: The indicated statistics exclude any customers and revenues associated with sales to QVC.

     In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the Nutri/System diet foods. Under the terms of the Company's agreement with QVC, QVC viewers purchase Nutri/System products directly from QVC and are not directed to the Nutri/System web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to web site sales, but QVC sales require no incremental advertising and marketing expense and, the Company believes, exposure on QVC raises consumer awareness of the Nutri/System brand. Reflected in the three months and nine months ending September 30, 2001 results is $1,408 and $2,236, respectively, in QVC sales (valued at the Company's selling price to QVC) generated from eight 50 minute QVC shows.

     Over the course of 2001, the Company also increased its marketing to dieters that prefer ordering food by telephone rather than through the Internet. Currently, approximately 10% of new customers interact with Nutri/System by telephone. Margins on telephone sales are approximately the same as Internet-generated sales.

     Revenues generated through Internet operations, including QVC and telephone orders discussed above, increased 39.7% from the third quarter of 2000 to the third quarter of 2001. The spending on advertising and marketing required to generate those sales declined 56.1% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 43.9% in the third quarter of 2000 to 13.8% in the third quarter of 2001. Revenues increased as a result of greater advertising effectiveness and the addition of QVC as a distribution channel. Advertising and marketing per new customer (customer acquisition cost) declined 46.6% from $133 to $71 from the third quarter 2000 to 2001. The Company believes the sharp increase in advertising effectiveness was a result of a) curtailing spending for ineffective advertising media, b) higher spending for effective media, c) lower pricing on Internet advertising, d) greater brand awareness among likely consumers in 2001, e) the acquisition of customers through word-of-mouth referrals generated by the expanding base of former clients, and f) clients returning to the program in 2001 after having success with the online program earlier in 2000.

     Relative to the third quarter of 2000, the Company spent approximately $1,100 less in Internet and direct mail advertising and $220 more in television advertising in the third quarter of 2001. Over the course of 2000, the Company concluded that television advertising was more cost effective than most forms of Internet and radio advertising. By evaluating a variety of Internet advertising opportunities and by obtaining more favorable pricing, the Company identified selected Internet advertising programs that it deems cost effective. Because target consumers had virtually no awareness of the online version of the Nutri/System diet plan when it started in October 1999, all promotion in 2000 had the effect of increasing brand awareness that, the Company believes, will support revenue growth and advertising effectiveness going forward.

     Excluding QVC-related sales, total revenue per new customer acquired increased 24.7% from $304 in the third quarter of 2000 to $379 in the third quarter of 2001. Total revenue per new customer acquired increased as the Company generated high repeat sales from new customers and obtained sales from an ever increasing pool of prior customers returning to start new diets.

     While Internet revenues increased, gross margin as a percentage of sales decreased from 53.4% in the third quarter of 2000 to 47.1% in the third quarter of 2001. This decline is primarily related to the lower margins generated from the $1,408 in sales to QVC. Offsetting its lower margins, QVC sales require no incremental advertising and increase exposure to the Nutri/System brand.

     Internet results for the first nine months of 2001 also showed significant improvement over the same period in 2000. Revenues increased 49.0% from the first nine months of 2000 to the first nine months of 2001. The spending on advertising and marketing declined 52.2% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 63.6% in the first nine months of 2000 to 20.4% in the first nine months of 2001. Advertising and marketing per new customer (customer acquisition cost) declined 50.8% from $177 to $87 from the first nine months of 2000 to 2001. Gross margin as a percentage of sales decreased from 53.7% in the first nine months of 2000 to 49.3% in the first nine months of 2001, primarily as a result of QVC.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

     Revenues. Revenues increased from $5,098 for the quarter ended September 30, 2000 to $6,329 for the quarter ended September 30, 2001. The revenue increase of $1,231, or 24.1%, resulted primarily from an increase in revenue in the Internet operations including sales to QVC ($1,505) offset by decreased revenue in the Direct and Franchise operations ($274).

     Costs and Expenses.   Cost of revenues increased from $2,715 to $3,589 for
the quarters ended September 30, 2000 and 2001, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) was 46.7% and 43.3% for the quarters ended September 30, 2000 and 2001, respectively. Sales to QVC generate a lower gross margin than sales made by the web site directly, and QVC sales reduced the overall gross margin percent in the quarter ended September 30, 2001 relative to the same quarter in 2000. Advertising and marketing expense decreased from $1,662 to $730 from the third quarter of 2000 to the third quarter of 2001. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $1,560 to $1,620 from the third quarter of 2000 compared to the third quarter of 2001. This increase of $60 is due primarily to an increase in compensation expense

($110) and other costs that were connected to establishing the Internet business, offset by a decrease in professional services ($57) and outside services ($45).

     Interest Income. Interest income (net of interest expense) decreased $26 from $43 in the third quarter of 2000 to $17 in the third quarter of 2001 primarily due to lower cash balances and decreased interest earned on cash balances due to lower interest rates.

     Net Income and Loss. The Company incurred a net loss of $943 for the quarter ended September 30, 2000 as compared to net income of $370 for the quarter ended September 30, 2001. This variance of $1,313 was due primarily to increased Internet sales and decreased advertising costs and to a lesser degree the loss associated with the discontinued Sweet Success product line.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

     Revenues. Revenues increased from $15,790 for the for the nine months ended September 30, 2000 to $19,531 for the nine months ended September 30, 2001. The revenue increase of $3,741, or 23.7%, resulted primarily from the growth of Internet food sales ($5,228), offset by lower franchise and Direct food sales and franchise royalty revenue.

     Costs and Expenses. Cost of revenues increased from $8,588 to $10,828 for the nine months ended September 30, 2000 and 2001, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) was 45.6% and 44.6% for the nine months ended September 30, 2000 and 2001, respectively. Gross margin increased in 2001 as sales generated by the Company's web site increased. Offsetting this was the impact of lower margin sales to QVC and price promotions, which lowered gross margin. Advertising and marketing expense decreased from $6,782 to $3,244 from the first nine months of 2000 to the first nine months of 2001. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $4,183 to $4,904 from the first nine months of 2000 compared to the first nine months of 2001. This increase of $721 is due primarily to an increase in compensation expense ($726), rent ($96) and other costs that were connected to the Internet business, offset by a decrease in professional services ($200).

     Interest Income. Interest income (net of interest expense) decreased $57 from $144 in the first nine months of 2000 to $87 in the first nine months of 2001 primarily due to lower cash balances and decreased interest earned on cash balances due to lower interest rates.

     Net Income and Loss. The Company incurred a net loss of $3,887 for the nine months ended September 30, 2000 as compared to net income of $1,196 for the nine months ended September 30, 2001. This variance of $5,083 was due primarily to increased Internet sales and decreased advertising costs as well as income from the discontinued Sweet Success product line.


Liquidity, Capital Resources and Other Financial Data

     At September 30, 2001, the Company had net working capital of $2,324. Cash and cash equivalents were $1,565. The Company's principal source of liquidity was the cash obtained from private placement transactions completed in 2000 coupled with a positive cash flow from operations for the first nine months of 2001. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the nine months ended September 30, 2001, the Company generated a positive cash flow of $532 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

     In the nine months ended September 30, 2001, net cash used by investing activities was $83, which primarily consisted of capital expenditures incurred to increase web site capacity.

     In the nine months ended September 30, 2001, net cash used in financing activities amounted to $522, representing common stock purchased in open market and privately negotiated transactions.

     Over the first nine months of 2001, the Company eliminated virtually all remaining marketing agreements requiring future minimum fixed fees. As of September 30, 2001, the Company's principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     In pursuing its business strategy, the Company anticipates it may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from financing activities, which may include additional private offerings of equity securities. Based on the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2001 and management's belief that additional equity financing can be raised, the Company anticipates that it has the ability to continue operations through the year 2002. However, there can be no assurance that the Company will be able to raise the necessary capital or generate sufficient revenues to achieve or sustain profitability in the future. There are no credit facilities available to fund working capital or investment needs.

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

         None

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None

Item 5.  Other Information
-------  -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

a.  Exhibits:

         None

b.  Reports on Form 8-K:

         Report filed on September 18, 2001 on promotion agreement signed on September 9, 2001 between Nutri/System, Inc. and QVC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutri/System, Inc.

BY: /S/ BRIAN D. HAVESON                           October 31, 2001
    --------------------                           ----------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                             October 31, 2001
    ------------------                             ----------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                 Exhibit Index
                                 -------------

  No.
  ---
  10.15 Promotion agreement signed on September 9, 2001 between Nutri/System, Inc. and QVC. *
_______
* Incorporated by reference to exhibit 99.3 of the Company's Report on Form 8-K filed on September 18, 2001 (file number 000-28551).