Form 10-K
period 2001-12-31
NUTRI SYSTEM INC /DE/
filed 2002-03-05
CIK 1096376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

                         Commission File Number 0-28551

                               Nutri/System, Inc.
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

                          Common Stock, $.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002: $7,525,421

     Number of shares outstanding the Registrant's Common Stock, $.001 par value, as of March 1, 2002: 27,065,394

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for Nutri/System, Inc.'s Annual Meeting of Stockholders to be held on April 22, 2002 are incorporated by reference into Part III of this Form 10-K.

                               Nutri/System, Inc.

                                Table of Contents

                                                                                            Page
                                                                                            ----
Item 1.     Business......................................................................    3

Item 2.     Properties....................................................................    9

Item 3.     Legal Proceedings.............................................................    9

Item 4.     Submission of Matters to a Vote of Security Holders...........................    9

            Executive Officers of the Registrant..........................................    9

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters...........................................................   11

Item 6.     Selected Consolidated Financial Data..........................................   11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................   14

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk.....................   19

Item 8.     Financial Statements and Supplementary Data...................................   19

Item 9.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................................   19

Item 10.    Directors and Executive Officers of the Registrant............................   20

Item 11.    Executive Compensation........................................................   20

Item 12.    Securities Ownership of Certain Beneficial Owners and Management..............   20

Item 13.    Certain Relationships and Related Transactions................................   20

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   21

                                     PART I

ITEM 1. BUSINESS

Background

     Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries ("Nutri/System" or the "Company") provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the "Predecessor Busisnesses"), that operated through company-owned and franchised weight loss centers. Currently, 9 owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program. In 2001, the Company began selling foods through QVC, a shopping television network. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, QVC, independent distributors and the remaining franchised weight loss centers. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

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

     On August 25, 2000, the Company acquired certain assets of the Sweet Success line of diet meal replacement products. In December 2000, the Company determined that it would be unable to obtain the funding required to rebuild the Sweet Success brand, and it discontinued sales of the products in the second quarter of 2001. Sweet Success is reflected in the Consolidated Financial Statements as a discontinued operation.

Industry

     Weight loss is a challenge for a significant portion of the American population. Recent studies cited by the Journal of the American Medical Association reported that approximately 100 million Americans are overweight. Furthermore, the incidence of obesity in the United States, as defined by federal guidelines, increased between 1991 and 2000 from 12% to 20% of the adult population. Many medical studies have documented a link between obesity and a variety of health concerns. With obesity rates escalating, Americans are increasingly at risk for diseases such as diabetes, certain cancers and various forms of heart disease that may be linked to obesity.

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

Products and Services

     For 30 years, the Nutri/System name has been recognized as a leader in the weight loss industry. Through its web site, www.nutrisystem.com, Nutri/System provides a comprehensive weight management program, consisting of support for dieters and a pre-packaged food program. Online support for dieters includes individualized diet and exercise plans, online counseling, support groups, bulletin boards and chat rooms. Trained counselors are available 117 hours a week to answer questions and custom design and recommend an exercise program to help each member achieve his or her weight loss and fitness goals. Members share information and encouragement to each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition, exercise and well-being provided on the web site and in a weekly newsletter. Nutri/System provides free membership and access to online support.

     The Company's program incorporates a line of pre-packaged, portion-controlled food sold under the Nutri/System brand. Nutri/System currently offers menu customization from over 100 food selections, which have been developed under the guidance of its team of registered nutritionists. Generally, dieters chose among a variety of weekly food packages containing 7 breakfasts, lunches, dinners and snacks, which they supplement with fresh milk, fruit and vegetables. A full day's supply of entrees and snacks currently are priced at less than $8.00 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On the web site, members can order food 24 hours a day, seven days a week.

     The Company's online program addresses many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, the Company's program allows members to participate conveniently and privately from their own homes or offices.

     The Company's pre-packaged foods are also sold to weight loss program participants through QVC, independent distributors and the remaining franchised weight loss centers.

Marketing and Advertising

     The Company's primary marketing objective is to leverage Nutri/System's established brand cost effectively to build participation in the Company's web site and sales of its food program. The Company uses a combination of online and traditional offline marketing and advertising strategies, including a before-and-after campaign.

     Offline advertising. Offline advertising is used to drive qualified customers to the Company's web site and increase awareness of the online program. Nutri/System reaches its target audience through a combination of television, direct mail and radio. On television, direct response-focused advertisements capitalize on the Nutri/System brand name and use the proven "before and after" promotional message. Direct mail is a companion to the media advertising and consists of mailings to the Nutri/System database of more than 500,000 customers of the Predecessor Businesses as well as members who have visited the Company's web site previously.

     Online advertising. The Company's online advertising strategy includes the use of banner, keyword and sponsorship placements, email newsletters and targeted direct email programs, primarily to its own email database current and prior members. Since the start of its online advertising activities, the Company has moved aggressively to eliminate sites that have not proven cost effective, and currently places the bulk of its online banner advertising with affiliate programs that are compensated on a cost per customer acquired (CPA) basis.

Fulfillment

     Nutri/System currently operates a 27,000 square foot order fulfillment center in Horsham, Pennsylvania and a 37,000 square foot order fulfillment center in Reno, Nevada. At both locations, the Company operates an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or web site customer interface, with order processing and shipping, and allows Internet customers to access shippers' order tracking numbers online. The Company's computer-assisted picking system allows for virtually paperless order picking.

     The Company believes that virtually all Internet customer orders received by 5:00 p.m. weekdays are shipped on the day received. Internet customers are not charged for their orders until the ordered product is shipped. By locating distribution centers near the East and West Coasts, the Company estimates that 90% of the domestic population can be reached by its shippers within three business days using standard ground transportation. The Company ships to its members using either Federal Express or United Parcel Service. It does not currently charge customers for shipping and handling on food orders of four weeks or more.

Technology

     Physical web site hosting is maintained in two locations by hosting service providers. These third parties provide technologically advanced physical and fire security and electric power back-up for the equipment on which the Company's web site operates. They also monitor the Company's servers and their network connections 24 hours a day, seven days a week. Servers at both sites are connected on a real-time basis using advanced clustering technology., which provides the Company with continuous back-up and fail-over protection in the unlikely event that either system should fail.

Competition

     The weight loss industry consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, medically supervised programs, online diet-oriented sites or other self-administered products and programs.

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

Employees

     As of March 1, 2002, the Company had 137 full-time employees. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.

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

     . the ability to return or exchange orders; o the absence of personal contact with counselors and other dieters; and

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

     The Predecessor Businesses were subject to numerous claims based on various health-related concerns during their 30-year operating history, including most recently, claims related to the use of fen-phen. Although American Home Products has agreed to indemnify the Company against the fen-phen claims, it may need to defend itself against such claims. Such litigation, regardless of its merit and ultimate outcome, is often lengthy and costly. Therefore, if the Company becomes involved in any such litigation, results of operations could be negatively affected.

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

     Most of the Company's counselors for our online diet program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from the Company. Nutri/System may be subject to claims from its members alleging that its personnel do not have the qualifications necessary to provide proper advice regarding weight loss. The Company may also be subject to claims that its personnel have provided inappropriate advice or have inappropriately referred or failed to refer members for matters other than weight loss. Although the Company carries relevant liability insurance, such claims could result in damage the Company's reputation.

Nutri/System has a history of operating losses and an accumulated deficit and it may become unprofitable.

     The Company and its Predecessor Businesses have incurred losses in four of the last five years. At December 31, 2001, the Company had an accumulated deficit of $25.5 million. The Company needs to continue to generate significant revenues to maintain profitability, and it may not be able to do so.

The Company's stock price has been volatile and its trading volume has been low. These conditions may continue or worsen.

     The Company's common stock was delisted from the Nasdaq National Market on May 25, 2001 and before and since it has been trading at very low volumes. The Company cannot predict when a more liquid trading market may develop. In addition, the Company's share price may decline for reasons related, or unrelated, to future operating results. For example, in October 2000, the Company's share price declined substantially for reasons it believes are unrelated to operating performance. There are many factors, including the risk factors described in this Annual Report on Form 10-K, that may cause operating results to fluctuate or have a significant adverse effect on the market price of the Company's common stock.

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

ITEM 2. PROPERTIES

     The Company currently leases approximately 48,500 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2004 at an annual rent of $350,000 and approximately 37,000 square feet of warehouse space in Reno, Nevada pursuant to a lease expiring in 2003 at an annual rent of $124,000. The Company believes these facilities are adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 11, 2001. The following table lists all the director nominees set forth in the Notice of Annual Meeting and the details of the votes cast for each:

Nominee                     Votes For               Votes  Withheld
-------                     ---------               ---------------
Brian D. Haveson           20,488,707                   53,570
Michael E. Heisley         20,488,707                   53,570
Frederick C. Tecce         20,488,707                   53,570
Donald R. Caldwell         20,488,707                   53,570
Dean J. Bozzano            20,488,707                   53,570

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers and their respective ages and positions are as follows:

Name                                    Age                                  Position
-----------------------------        -----------     -----------------------------------------------
Brian D. Haveson                         38          President, Chief Executive Officer and Director

James D. Brown                           44          Chief Financial Officer and Treasurer

Brendon Perero                           25          Chief Information Officer

Deborah A. Gallen                        43          Vice President, E-Commerce

Joseph J. DiBartolomeo, Ph.D.            50          Vice President, Scientific Affairs

     Brian D. Haveson has served as President, Chief Executive Officer and as a member of the Board of Directors of the Company since its formation in August 1999. Mr. Haveson was President of Nutri/System L.P. (the "Partnership"), a predecessor of the Company, from 1997 until 1999 and was Chief Financial Officer of the Partnership from 1993 until 1997. For five years prior thereto, Mr. Haveson was a Manager in the Corporate Recovery Services Practice of Arthur Andersen LLP. His work encompassed numerous industries, including retail, manufacturing, trucking, printing, financial services and health care, assisting with turnarounds and restructurings for over 20 companies.

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

     Brendon R. Perero has been Nutri/System's Chief Information Officer since August 1999. From 1997 to 1999, Mr. Perero was a Vice President and Senior Programmer/Developer of INetU, Inc., a firm engaged in Internet hosting and consulting. From 1997 to 1998, Mr. Perero was also a member of the Design Council for IBM Net.Commerce and collaborated with IBM for third party development of e-commerce software. Prior to 1997, Mr. Perero was a college student.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded on the Nasdaq National Market from June 16, 2000 to May 25, 2001 and currently trades on the Nasdaq OTC Bulletin Board. The Company's common stock trades under the symbol "THIN." From October 1999 until June 16, 2000, the Company's common stock traded infrequently and in limited volumes in the over-the-counter market. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported on the Nasdaq National Market and the Nasdaq OTC Bulletin Board since June 16, 2000. Because of the extremely limited trading in the stock in the over-the-counter market prior to that date, the Company does not consider trading price information prior to June 16, 2000 meaningful.

                                                 High              Low
                                               -------          --------

2000 Second Quarter (from June 16)             $ 14.00          $ 13.25
2000 Third Quarter                               14.00             9.25
2000 Fourth Quarter                               8.00             0.81
2001 First Quarter                                0.88             0.56
2001 Second Quarter                               0.76             0.41
2001 Third Quarter                                0.64             0.35
2001 Fourth Quarter                               0.37             0.12

     On March 1, 2002, the closing bid price of the Company's common stock on the Nasdaq OTC Bulletin Board was $0.75. As of March 1, 2002, the Company had approximately 457 record holders of its common stock.

     On February 26, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to 250,000 shares of its outstanding common stock. On June 26, 2001 and January 14, 2002, the Company announced that its Board of Directors had authorized expansions of its stock repurchase program to 1,500,000 and 5,000,000 shares of its outstanding common stock, respectively. The shares may be purchased at the Company's discretion from time to time in open market transactions at prevailing prices or in private transactions at negotiated prices. Through March 1, 2002, the Company had repurchased a total of 1,670,400 shares of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10-K.

                      Selected Consolidated Financial Data
                      (in thousands, except per share data)

                                                            Year Ended December 31,
                                         -------------------------------------------------------------
                                           1997           1998        1999        2000           2001
                                         --------       --------    --------    --------       -------
Statement of Operations Data:

Revenues: (a)
  Food sales .........................   $ 23,698       $  8,415    $  7,910    $ 20,011       $23,749
  Other revenues .....................     22,105            870         674         191            49
    Total revenues ...................     45,803          9,285       8,584      20,202        23,798

Costs and expenses:
    Cost of revenues .................     41,920          7,101       6,196      11,055        13,114
    Advertising and marketing ........      5,766            113         520       8,432         3,565
    General and administrative .......      1,056          2,140       3,464       6,068         6,379
    Other items ......................     (1,828)(b)         --       8,202(c)       20            61
    Other operating expenses .........      1,817             79          99         307           418

Operating income (loss) ..............     (2,928)          (148)     (9,897)     (5,680)          261

Discontinued operation ...............         --             --          --      (8,586)(d)       813(d)

Net income (loss) ....................     (1,598)           (42)     (9,633)    (13,984)        1,249

Basic and diluted earnings per share:
 Continuing operations ...............   $  (0.08)      $  (0.00)   $  (0.45)   $  (0.19)      $  0.01
 Discontinued operation ..............         --             --          --    $  (0.03)      $  0.03
 Disposal of discontinued operation ..         --             --          --    $  (0.28)           --
                                                                                --------       -------
  Basic and diluted ..................   $  (0.08)      $  (0.00)   $  (0.45)   $  (0.50)      $  0.04

Weighted average shares outstanding
  Basic ..............................     19,539         19,539      21,449      28,006        28,156
  Diluted ............................     19,539         19,539      21,449      28,006        28,201

                                                                  December 31,
                                         -------------------------------------------------------------
                                           1997           1998        1999        2000           2001
                                         --------       --------    --------    --------       -------
Balance Sheet Data:

Cash, cash equivalents and
  short-term investments..............   $    843       $    361    $  2,902    $  1,638       $ 1,118
Working capital.......................      1,235          1,047       3,509       1,434         2,310
Total assets..........................      4,826          2,930       5,856       5,908         6,387
Stockholders' equity..................        565            523       4,391       2,901         3,488

----------
(a) In 1997, the Company sold its company-owned weight loss centers. As a result, beginning in 1998, the Company experienced a significant decrease in revenues associated with food sales and weight loss programs. Revenues generated from the weight loss centers owned by the Company in 1997 were $33,484.

(b)  In 1997, the Company sold its company-owned weight loss centers (see note
     (a)) at a loss of $5,347. In addition, in 1997, the Company received proceeds from its insurance carrier associated with products liability litigation which generated a net gain of $7,175.

(c) Compensation charges of $8,202 were recorded in 1999. See discussion relating thereto in Note 1 of the Notes to the Consolidated Financial Statements.

(d) In 2000 and 2001, the Company recorded a loss from discontinued operation of $713 and an operating profit of $813, respectively. Also in 2000, the Company recorded a loss on disposal of $7,873 consisting of a write off of intangibles of $7,650 and $223 of other shutdown related costs. See discussion relating thereto in Note 3 of the Notes to the Consolidated Financial Statements.

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

Background

     Nutri/System provides weight loss programs and distributes pre-packaged foods. The Company was formed to combine the well-established Nutri/System name and proven weight loss program with the Internet as a medium of communication. The Nutri/System diet program was originally developed by the Company's Predecessor Businesses that operated through company-owned and franchised weight loss centers. Currently, nine owners of independent, franchised weight loss centers remain, with territories encompassing less than 1% of the United States population. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program. In 2001, the Company began selling foods through QVC, a shopping television network. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, QVC, independent distributors and the remaining franchised weight loss centers. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc.

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share).

     Since 1993, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, the Company generated net income of $1,249 (including income from discontinued operations of $813). There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings in the last year, the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003.

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

     As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, over the course of 2000 and 2001 the Company was able to generate $1,753 in net positive cash flow from the product line, consisting of $7,773 in operating losses offset by $8,197 in non-cash expenses and a positive $1,329 in cash generated from reductions in working capital. In 2000 and 2001, the Sweet Success product line resulted a positive $1,212 and $541 net cash flow, respectively, as cash generated through the operation of the product line and the disposal of inventory exceeded payments related to the shut down of the product line.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company's ownership in 2000 and 2001, Sweet Success generated sales of $4,215 and $3,350, respectively, and incurred an operating loss of $713 and an operating profit of $813, respectively. In conjunction with the discontinuance of operation, in 2000 the Company recorded a loss on disposition of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs.

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

     Advertising and Marketing Expense. Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs" to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are expensed as incurred.

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

     Income taxes. The Predecessor Businesses were flow-through entities, which were not subject to federal or state income taxes and, consequently, none have been reflected in the financial statements for the historical periods prior to September 30, 1999. For purposes of pro forma presentation, given the uncertainty of future operating results, no pro forma tax benefit was recorded during the year ended December 31, 1999. Effective with the Merger on September 27, 1999, the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded from September 1999 through 2001, again in light of the uncertainty of future operating results.

     Internet Operations

     The Company launched its web site on October 15, 1999. In pursuing its Internet business strategy, the Company's primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food through the web site. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues), and total advertising and marketing expense as a percentage of revenues.

                   SELECTED FINANCIAL AND OPERATING STATISTICS

                                           2000        2001
                                         --------    --------
Revenues (000's)                         $ 13,986    $ 16,578

Cost of revenues (000's)                    6,534       7,743
                                         --------    --------

  Gross margin (000's)                   $  7,452    $  8,835
    % of revenue                             53.3%       53.3%

Advertising and marketing (000's)        $  8,432    $  3,565
    % of  revenue                            60.3%       21.5%

New customers                              48,122      42,256

Advertising and marketing/               $    175    $     84
   new customer

Total revenues/new customer              $    291    $    392

     Internet revenues increased 18.5% from 2000 to 2001. Internet revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From 2000 to 2001, the number of new customers acquired dropped by 5,866 or 12.2%. The decline in new customers was caused by a large reduction in advertising and marketing spending, which declined by $4.9 million or 58.0% from 2000 to 2001. Total revenues per new customer increased 35% from $291 in 2000 to $392 in 2001. The increase in total revenues per new customer is primarily attributable to a) an increase in the average weeks on program per new customer and b) revenues generated by returning customers that totaled approximately $3 million. There was very little revenue generated from returning customers in 2000 because Internet operations started in October 1999.

     The 58% decline in advertising spending from 2000 to 2001 was attributable to the virtual elimination of cost per impression Internet banner advertising, which the Company determined was not cost effective. In 2001, the Company increased spending for television advertising and for Internet advertising purchased on a cost per sale basis. Overall advertising effectiveness improved sharply from 2000 to 2001; advertising spending as a percent of sales declined from 60.3% in 2000 to 21.5% in 2001, and advertising spending per new customer acquired declined from $175 in 2000 to $84 in 2001, a drop of 52.0%. The Company believes the sharp increase in advertising effectiveness was a result of a) curtailing spending for ineffective advertising, particularly Internet banners,
b) higher spending for effective advertising media, c) greater brand awareness among likely consumers in 2001, d) the acquisition of customers through word-of-mouth referrals generated by the expanding base of former clients, and
e) clients returning to the program in 2001 after having success with the online program earlier in 2000.

     Television Infomercial Distribution

     In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the Nutri/System diet foods. Under the terms of the Company's agreement with QVC, QVC viewers purchase Nutri/System products directly from QVC and are not directed to the Nutri/System web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to Internet sales, but QVC sales require no incremental advertising and marketing expense and, the Company believes, exposure on QVC raises consumer awareness of the Nutri/System brand.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

     Revenues. Revenues increased from $20,202 for the year ended December 31, 2000 to $23,798 for the year ended December 31, 2001. The revenue increase of $3,596, or 17.8%, resulted from higher Internet food sales ($2,592) and the initiation of sales to QVC ($2,682). Offset these increases was a decline in sales of $1,678 through the franchise network and N/S Direct. In 2001, Internet sales accounted for 70% of total revenues, while QVC, N/S Direct and franchise revenues accounted for 11%, 10% and 9% of total revenues, respectively.

     Costs and Expenses. Cost of revenues increased $2,059 from $11,055 to $13,114 for the years ended December 31, 2000 and 2001, respectively. Gross margin as a percent of revenues was 45% in both years. In 2000 and 2001, Internet share of total revenues and gross margin as a percent of sales remained approximately the same. Advertising and marketing expenses decreased $4,867 from $8,432 to $3,565 from 2000 to 2001. All advertising spending promoted the Internet operations, and, as discussed above, the decline in advertising is attributable to the elimination of Internet banner advertising that the Company determined was not cost effective. General and administrative expenses ($6,068 and $6,379 in 2000 and 2001, respectively) increased $311 but declined as a percent of sales from 30% to 27% from 2000 to 2001. The Company incurred high expenses in a variety of areas related to expanded operations including compensation, rent and insurance offset by lower spending in other areas including professional services. In 2001, the Company also reduced a reserve associated with closing of company-owned weight loss centers in 1997, which resulted in a $235 reduction in general and administrative expense.

     Interest Income. Interest income net of interest expense decreased $100 from $198 in 2000 to $98 in 2001 primarily due to lower average cash balances and interest rates.

     Net Income/Loss. From 2000 to 2001, the Company improved its net results from a net loss of $13,984 to a net income of $1,249. The net loss in 2000 included losses from a discontinued operation of $8,586, including a $7,650 write off on intangibles. In 2000, the operating loss from continuing operations of $5,680 is primarily attributable to high advertising and marketing expenses. In 2001, the Company's net income included income from discontinued operations of $813, and the Company generated operating income from continuing operations of $261.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

     Revenues. Revenues increased from $8,584 for the year ended December 31, 1999 to $20,202 for the year ended December 31, 2000. The revenue increase of $11,618, or 135%, resulted primarily from sales related to the commencement of Internet operations ($13,986), partially offset by lower franchise food sales and royalties.

     Costs and Expenses. Cost of revenues increased $4,859 from $6,196 to $11,055 for the years ended December 31, 1999 and 2000, respectively. Gross margin increased from 28% to 45% for the years ended December 31, 1999 and 2000, respectively. This increase is due primarily to the shift in mix toward higher-margin Internet food sales and away from franchise and independent distribution food sales. Advertising and promotional expenses increased $7,912 from $520 to $8,432 from 1999 to 2000. All advertising spending in 2000 promoted the Internet program. General and administrative expenses increased from $3,464 to $6,068 from 1999 compared to 2000. This increase of $2,604 is due primarily to an increase in compensation expense ($1,969), professional services ($288), rent ($237), and other costs which were connected to establishing the Internet business. In the fourth quarter of 2000 the Company made a determination to expense $347 of professional fees incurred over the course of the year in connection with unsuccessful fundraising efforts.

     Interest Income. Interest income net of interest expense increased $142 from $56 in 1999 to $198 in 2000 primarily due to higher cash balances.

     Net Loss. The Company incurred net losses of $9,633 and $13,984 for 1999 and 2000, respectively. The net loss in 1999 included an $8,200 non-cash compensation charge arising from the merger in August 1999. Excluding this one-time compensation charge, operating losses were $1,697 in 1999. The net loss in 2000 included losses from a discontinued operation of $8,586, including a $7,650 write off on intangibles. In 2000, the operating loss from continuing operations of $5,680 arose as increases in advertising and marketing and, to a lesser extent, general and administrative expenses more than offset higher sales and gross margins.

Liquidity, Capital Resources and Other Financial Data

     At December 31, 2001, the Company had net working capital of $2,310. Cash and cash equivalents were $1,118. The Company's principal source of liquidity was the cash obtained from private placement transactions completed in 2000 coupled with a positive cash flow from operations generated in 2001. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the year ended December 31, 2001, the Company generated a positive cash flow of $342 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

     In the year ended December 31, 2001, net cash used by investing activities was $139, which primarily consisted of capital expenditures incurred to increase web site capacity.

     In the year ended December 31, 2001, net cash used in financing activities amounted to $723, representing common stock purchased in open market and privately negotiated transactions.

     Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of December 31, 2001, the Company's principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel

     In pursuing its business strategy, it is possible the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from financing activities, which may include additional private offerings of equity securities. Based on the Company's ability to generate earnings in 2001, the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages 22 through 39 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Election of Directors" in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Related Party Transactions" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

     See Index to the Consolidated Financial Statements which begins on page 22 of this Annual Report

          2.   Financial Statement Schedules

     None.

          3.   Exhibits

     The exhibits listed in the accompanying index to exhibits are incorporated by reference as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     On September 9, 2001 the registrant filed a Form 8-K reporting under Item 5 that on September 6, 2001, the registrant signed an agreement with QVC, giving the electronic retailer exclusive rights to promote the registrant's weight loss products in the United States on direct response television programs.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.....................................23

Consolidated Balance Sheets..................................................24

Consolidated Statements of Operations........................................25

Consolidated Statements of Changes in Stockholders' Equity...................26

Consolidated Statements of Cash Flows........................................27

Notes to Consolidated Financial Statements...................................28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nutri/System, Inc.:

We have audited the accompanying consolidated balance sheets of Nutri/System, Inc. (formerly nutrisystem.com inc.)(a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutri/System, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,
February 13, 2002

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                         December 31
                                                                                     --------------------
                                                                                       2000        2001
                                                                                     --------    --------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,638    $  1,118
   Restricted cash                                                                        525         528
   Trade receivables, less allowance of $36 and $0 in 2000 and 2001, respectively         284         222
   Inventories, net                                                                     1,435       2,758
   Other current assets                                                                   414         460
                                                                                     --------    --------
                   Total current assets
                                                                                        4,296       5,086

FIXED ASSETS, net                                                                       1,054         852

INTANGIBLES, net                                                                          395         290

OTHER ASSETS                                                                              163         159
                                                                                     --------    --------
                                                                                     $  5,908    $  6,387
                                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                  $  1,892    $  2,346
   Accrued payroll and related benefits                                                   131         113
   Net liabilities of discontinued operation                                              433         161
   Other current liabilities                                                              406         156
                                                                                     --------    --------
               Total current liabilities                                                2,862       2,776

NON-CURRENT LIABILITIES                                                                   145         123
                                                                                     --------    --------
                        Total liabilities                                               3,007       2,899
                                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
   Preferred stock $.001 par value  (5,000,000 shares authorized, no shares
     outstanding)                                                                          --          --
   Common stock, $.001 par value (100,000,000 shares authorized; shares issued -28,735,794; shares outstanding - 28,735,794 at December 31, 2000 and
     27,065,394 at December 31, 2001)                                                      29          29
   Additional paid-in capital                                                          29,272      29,333
   Warrants exercisable at $1 per share                                                   324         324
   Accumulated deficit                                                                (26,724)    (25,475)
   Treasury stock, at cost (1,670,400 shares at December 31, 2001)                         --        (723)
                                                                                     --------    --------
               Total stockholders' equity                                               2,901       3,488
                                                                                     --------    --------
                                                                                     $  5,908    $  6,387
                                                                                     ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                      Year Ended December 31
                                                                 -------------------------------
                                                                   1999        2000       2001
                                                                 --------    --------    -------
REVENUES:
   Food sales                                                    $  7,910    $ 20,011    $23,749
   Other                                                              674         191         49
                                                                 --------    --------    -------
                                                                    8,584      20,202     23,798
                                                                 --------    --------    -------
COSTS AND EXPENSES:
   Cost of revenues                                                 6,196      11,055     13,114
   Advertising and marketing                                          520       8,432      3,565
   General and administrative                                       3,464       6,068      6,379
   Depreciation and amortization                                       99         307        418
   Non-cash compensation expense (Notes 1 and 11)                   8,202          20         61
                                                                 --------    --------    -------
                                                                   18,481      25,882     23,537
                                                                 --------    --------    -------
       Operating income (loss) from continuing operations          (9,897)     (5,680)       261

OTHER INCOME                                                           --          84         77

INTEREST INCOME, net                                                   56         198         98
                                                                 --------    --------    -------
       Income (loss) before minority interest and discontinued
         operation                                                 (9,841)     (5,398)       436

MINORITY INTEREST                                                     208          --         --
                                                                 --------    --------    -------
           Income (loss) before discontinued operation             (9,633)     (5,398)       436

DISCONTINUED OPERATION (Note 3):
     Income (loss) from operation
                                                                       --        (713)       813
     Loss on disposal                                                  --      (7,873)        --
                                                                 --------    --------    -------
       Net income (loss)                                         $ (9,633)   $(13,984)   $ 1,249
                                                                 ========    ========    =======
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
      Continuing operations                                         (0.45)      (0.19)      0.01
      Discontinued operation                                           --       (0.03)      0.03
      Disposal of discontinued operation                               --       (0.28)        --
                                                                 --------    --------    -------
                                                                 $  (0.45)      (0.50)   $  0.04
                                                                 ========    ========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                              21,449      28,006     28,156
Diluted                                                            21,449      28,006     28,201

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                                                Additional     Common
                                        Common       Common      Paid-in        Stock      Accumulated    Treasury
                                        Shares        Stock      Capital      Warrants       Deficit       Stock          Total
                                      ----------     ------     ----------    --------     -----------    --------    -----------
BALANCE, January 1, 1999              19,539,337       $20       $  3,610        --         $ (3,107)           --      $   523

   Net loss                                   --        --             --        --           (9,633)           --       (9,633)

   Payment to stockholder in excess
     of book value (Note 1)                   --        --         (2,275)       --               --            --       (2,275)

   Capital contribution of shares
     issued to executive (Note 1)             --        --          8,202        --               --            --        8,202

   Issuance of warrants                       --        --           (344)     $344               --            --           --

   Issuance of common stock
     (Notes 1 and 10)                  7,637,400         7          7,567        --               --            --        7,574
                                      ----------       ---       --------      ----         --------      --------      -------

BALANCE, December 31, 1999            27,176,737        27         16,760       344          (12,740)           --        4,391

   Net loss                                   --        --             --        --          (13,984)           --      (13,984)

   Amortization of deferred
     compensation                             --        --             20        --               --            --           20

   Exercise of stock options               1,666        --              2        --               --            --            2

   Exercise of warrants                   42,391        --             40       (20)              --            --           20

   Issuance of common stock
     (Note 10)                         1,515,000         2         12,450        --               --            --       12,452
                                      ----------       ---       --------      ----         --------      --------      -------

BALANCE, December 31, 2000            28,735,794        29         29,272       324          (26,724)           --        2,901

   Net income                                 --        --             --        --            1,249            --        1,249

   Amortization of deferred
     compensation                             --        --             61        --               --            --           61

   Purchase of treasury stock         (1,670,400)       --             --        --               --      $   (723)        (723)
                                      ----------       ---       --------      ----         --------      --------      -------

BALANCE, December 31, 2001            27,065,394       $29       $ 29,333      $324         $(25,475)     $   (723)     $ 3,488
                                      ==========       ===       ========      ====         ========      ========      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                              Year Ended
                                                                              December 31
                                                                     ------------------------------
                                                                       1999       2000        2001
                                                                     -------    --------    -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(9,633)   $(13,984)   $ 1,249
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
     Discontinued operation net (income) loss                             --       8,586       (813)
     Net cash from discontinued operation                                 --       1,212        541
     Loss on disposals                                                   167           9         16
     Minority interest                                                  (208)         --         --
     Non-cash compensation expense                                     8,202          20         61
     Depreciation and amortization                                        99         307        418
     Other non-cash expense                                               --         625         --

   Changes in operating assets and liabilities-
     Restricted cash                                                      41        (165)        (3)
     Trade receivables                                                   387        (144)        62
     Inventories                                                          50        (666)    (1,323)
     Prepaid expenses and other assets                                  (373)        313        (42)
     Accounts payable                                                    108       1,022        454
     Accrued payroll and related benefits                                 19          66        (18)
     Other liabilities                                                  (244)         33       (260)
                                                                     -------    --------    -------

         Net cash provided by (used in) operating activities          (1,385)     (2,766)       342
                                                                     -------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                  (248)       (982)      (139)
                                                                     -------    --------    -------

         Net cash used in investing activities                          (248)       (982)      (139)
                                                                     -------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distribution to partners                                         (3,400)         --         --
     Issuance of common shares, net of costs                           7,574       2,484         --

     Treasury stock purchases, at cost                                    --          --       (723)
                                                                     -------    --------    -------

         Net cash provided by (used in) financing activities           4,174       2,484       (723)
                                                                     -------    --------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                2,541      (1,264)      (520)

CASH AND CASH EQUIVALENTS,
      beginning of year                                                  361       2,902      1,638
                                                                     -------    --------    -------

CASH AND CASH EQUIVALENTS,
      end of year                                                    $ 2,902    $  1,638    $ 1,118
                                                                     =======    ========    =======

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

Nutri/System, Inc. and its predecessor businesses, including Nutri/System L.P. and NutriSystem Direct, L.L.C. (collectively, the "Predecessor Businesses"), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the nine remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no Company-operated centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a direct marketing program of independent distributors of the Company's diet program. In 2001, the Company began selling foods through QVC, a shopping television network. The Company's pre-packaged foods are now sold to weight loss program participants through the Internet, QVC, independent distributors and the remaining franchised weight loss centers.

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

Since 1993, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, the Company generated net income of $1,249 (including income from discontinued operations of $813). There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings in the last year, the variable nature of a portion of the Company's expenditures, the cash balance at December 31, 2001 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2000 and 2001, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries. The accompanying historical financial statements prior to September 27, 1999 include the combined accounts of the Predecessor Businesses. The historical stockholders' equity presented in the accompanying financial statements has been retroactively restated to give effect to the shares and consideration issued in the Merger. See Note 1.

All significant intercompany accounts and transactions have been eliminated.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the years ended December 31, 1999, 2000 or 2001. Payments for interest were $2, $3, and $4 for the years ended December 31, 1999, 2000 and 2001, respectively.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food at warehouses owned by the Company. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Goodwill is stated at cost and amortized on a straight-line basis over five years. Goodwill was $527 at December 31, 2000 and 2001 and accumulated amortization was $132 and $237, respectively. Intellectual property was generated from the acquisition of certain assets associated with a now discontinued operation. In December 2000, the Company wrote off the intellectual property associated with the discontinued operation.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7 "Reporting for Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31,

1999, 2000 and 2001, $587, $254 and $53, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $520, $8,218 and $3,443 during 1999, 2000 and 2001, respectively.

Web  Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No significant website development costs were incurred and none were capitalized in 2000 and 2001.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2000 and 2001, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required other than those recorded in connection with the discontinued operation. See Note 3.

Revenue Recognition

Revenues from food sales and other are recognized when the related products are shipped. Food sales include amounts billed for shipping and handling and are presented net of returns and free food products provided to consumers. Other revenues represent primarily the sale of print materials to franchisees and independent distributors as well as franchise royalty fees that are contractually set at 4% of franchisees' total net sales.

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

As a result of the Merger discussed in Note 1, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity. See Note 12.

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

Net Income and Loss Per Common Share

The Company has presented net income and loss per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic income and loss per common share was computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. For 1999 and 2000, the impact of common stock equivalents has not been included in the weighted average shares for diluted loss per share purposes since its effect would be anti-dilutive. For 2001, the impact of common stock equivalents, consisting of 3,401,183 options and warrants outstanding as of December 31, 2001, resulted in an increase of 45,426 shares, representing less than 1% of the basic weighted average shares outstanding in 2001.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of' is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS 144, which is effective for the Company as of January 1, 2002.

In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial statements.

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

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's Consolidated Financial Statements. Under the Company's ownership in 2000, Sweet Success generated sales of $4,215 and incurred an operating loss of $713. The Company recorded a loss on disposal of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs. For the six months ending June 30, 2001, Sweet Success generated sales of $3,350 and operating income of $813. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying Consolidated Balance Sheet at December 31, 2000 and 2001 consist of the following:

                                                        December 31, 2000   December 31, 2001
Inventories                                                  $ 1,544              $  --

Other assets                                                      24                 --
                                                             -------              -----

     Total assets                                              1,568                 --

Accounts payable                                                  41                 --

Other current liabilities                                      1,960                161
                                                             -------              -----
     Total liabilities                                         2,001                161
                                                             -------              -----
       Net liabilities of discontinued operation             $  (433)             $(161)
                                                             =======              =====

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

Also on September 27, 1999, the Company's principal stockholder group purchased the remaining interest of the minority stockholder, which resulted in goodwill of $527. The effect of goodwill amortization on results of operations would have been to increase expenses by $79 in 1999.

5. FIXED ASSETS

Fixed assets consisted of the following:

                                           December 31
                                        ------------------
                                         2000       2001
                                        -------    -------

Furniture and fixtures                   $  149     $  165
Equipment                                 1,126      1,241
Leasehold improvements                      122        124
                                         ------     ------
                                          1,397      1,530
Accumulated depreciation                   (343)      (678)
                                         ------     ------
                                         $1,054     $  852
                                         ======     ======

Depreciation expense was $91, $214 and $325 in 1999, 2000 and 2001, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

                                           December 31
                                        ------------------
                                         2000       2001
                                        -------    -------
Lease commitment liability               $375       $120
Other                                      31         36
                                         ----       ----
                                         $406       $156
                                         ====       ====

The lease commitment liability represents remaining rental payment obligation related to the closing of company-owned weight loss centers during 1997.

7. RELATED-PARTY TRANSACTIONS

During 1999, 2000 and 2001, the Company purchased $113, $286, and $466, respectively, of food from a vendor that is an affiliate of a member of the Board of Directors.

For the years ended December 31, 1999, 2000 and 2001, the Company paid retainers and professional fees of $4, $27 and $18, respectively, to a law firm whose partner served as a member of the Board of Directors of the Predecessor Businesses.

For the years ended December 31, 1999, 2000 and 2001, the Company purchased vitamins and supplements of $17, $56, and $58, respectively, from a vendor that is owned by a member of the Board of Directors.

At December 31, 2001, the Company had payables to related parties of $95 which are included in accounts payable.

Included in non-current liabilities as of December 31, 2000 and 2001 is a loan from a member of the Board of Directors of $100, with interest accrued at the rate of 7% per annum.

8. COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to five years. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more, consisted of the following at December 31, 2001:

2002                              $   547
2003                                  497
2004                                  409
2005                                   23
2006                                    5
                                  -------
                                  $ 1,481

Total rent expense for the years ended December 31, 1999, 2000 and 2001, was $227, $464 and $613, respectively.

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

9. EMPLOYEE BENEFIT PLAN

During 1996, the Company adopted a qualified tax deferred defined contribution retirement plan (the "Plan"). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee's contribution, up to a maximum Company match of 3% of the employee's annual salary. Employees vest immediately in their contributions and vest in the Company contribution over a three-year period of service. The Company's expense for the years ended December 31, 1999, 2000 and 2001 was $24, $47 and $68, respectively.

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

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share) and accounted for the repurchased shares as treasury stock.

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

11. STOCK OPTIONS AND WARRANTS

Stock Option Plan

In August 1999, the Company adopted the 1999 Equity Incentive Plan and in June 2000, the Company adopted the 2000 Equity Incentive Plan, under which options to purchase shares of the Company's common stock could be granted to key employees. Currently, 1,000,000 and 4,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively, and at December 31, 2001 2,023,200 shares were available for grant under these plans. Under the terms of the 2000 Equity Incentive Plan, the number of shares reserved can be adjusted quarterly so that the total number of shares subject to outstanding options plus the shares available for grant will equal 14% of the then-outstanding shares of the Company's common stock. These options could be either incentive stock options or nonqualified stock options. In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the "Director Plan"), under which nonqualified stock options to purchase shares of the Company's common stock could be granted to non-employee directors and consultants to the Company. A maximum of 500,000 shares of common stock may be issued pursuant to the Director Plan, and at December 31, 2001 240,000 shares were available for grant under this plan. Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. To date, all of the options granted expire ten years from the issue date. The Board also determines the option exercise price per share and vesting provisions. No options were issued prior to 1999, and no options were exercisable at December 31, 1999. At December 31, 2000, 155,278 shares were exercisable under granted options with a weight-average exercise price of $1.32, and at December 31, 2001, 643,667 shares were exercisable under granted options with a weight-average exercise price of $2.97.

The following table summarizes the options granted, exercised and cancelled in 1999, 2000 and 2001:

                                                     Average Exercise
                                Number of Shares          Price
1999                            ----------------     ----------------
----
Granted                               494,500            $   1.30
Exercised                                  --                  --
Cancelled                               1,000            $   1.00
                                    ---------
     Outstanding, December 31         493,500            $   1.30

2000
----
Granted                             1,455,300            $   4.26
Exercised                               1,666            $   1.00
Cancelled                             231,000            $   4.73
                                    ---------
     Outstanding, December 31       1,716,134            $   3.35

2001
----
Granted                             1,387,000            $   0.40
Exercised                                  --                  --
Cancelled                             423,300            $   2.15
                                    ---------
     Outstanding, December 31       2,679,834            $   2.01
                                    =========

The following table summarizes information about stock options outstanding as of December 31, 2001:

                       Number
Range of Exercise        of       Average Remaining    Average Exercise
    Prices             Shares       Life (Years)           Price
-----------------    ---------    -----------------    ----------------

 $ .33 - $  .49      1,202,000           9.7                 $  .37
 $ .50 - $  .99        120,000           9.2                 $  .63
 $1.00 - $ 1.99        724,834           8.2                 $ 1.41
 $2.00 - $ 2.99        174,000           8.3                 $ 2.61
 $3.00 - $ 6.99        362,000           8.2                 $ 5.78
 $7.00 - $13.99         97,000           8.5                 $13.50
                     ---------
                     2,679,834

As permitted under SFAS No. 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation expense had been determined based on the grant date fair value of the options issued in 1999, 2000 and 2001 in accordance with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                         1999       2000       2001
                                       -------    --------    -------
Net income (loss) as reported           (9,633)    (13,984)     1,249
Pro forma net income (loss)             (9,649)    (14,504)       462

Income (loss) per share as reported:
   Basic and diluted                   $ (0.45)   $  (0.50)   $  0.04

Pro forma income (loss) per share:
   Basic and diluted                   $ (0.45)   $  (0.52)   $  0.02

Weighted average shares outstanding:
   Basic                                21,449      28,006     28,156
   Diluted                              21,499      28,006     28,201

In calculating pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weight average assumptions:

                              1999       2000       2001
                              ----       ----      -----
Dividend yield                None       None       None
Expected volatility            0.1%      34.4%     101.9%
Risk-free interest rate       6.04%      5.87%      4.58%
Expected life (in years)       7.0        7.0        4.3

The weighted average fair value of the options issued in 1999, 2000 and 2001 was $0.57, $2.19 and $0.28, respectively.

The Company will record $60 in compensation expense related to the options granted in November 1999 over the option vesting period of three years based on a fair market value of $2.05 per share. Compensation expense of $2, $20 and $20 associated with these options was recorded in 1999, 2000 and 2001, respectively. In addition, the Company has issued stock options to non-employees which has resulted in compensation expense of $41 in 2001.

Common Stock Warrants

In return for services in connection with the October 1999 private placement, the placement agent received warrants to purchase 763,740 common shares at $1.00 per share. The fair value of the warrants of $344 was recorded as a reduction of the proceeds from the offering. Fair value was computed using the Black-Scholes option pricing model. In 2000, warrants for 42,391 common shares were executed.

12. INCOME TAXES

On September 30, 1999, the Company became subject to federal and state income taxes. At that time, the Company recorded deferred income taxes which represent the tax effect of the cumulative differences between the financial reporting and income tax bases of assets and liabilities. See Note 2.

The significant items comprising the Company's deferred income tax assets and liabilities are as follows:

                                          December 31, 2000    December 31, 2001
                                          -----------------    -----------------
Deferred tax asset-
   Reserves                                   $   325            $    61,131
   Goodwill                                     2,655                 (4,009)
   Net operating loss carryforward              2,101              3,938,604
   Other                                          102                118,279
   Valuation allowance                         (5,181)               (23,624)
                                              -------            -----------

                                                    2              4,090,380
                                              -------            -----------

Deferred tax liability-
   Property and equipment                          (2)            (4,090,380)
                                              -------            -----------

                                              $    --            $        --
                                              =======            ===========

The valuation allowance was established based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the deferred tax assets are realized, $790 of the related tax benefit would be recorded as a credit to equity. Net operating losses will begin to expire in 2014. See Note 2.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying accounts consist of trade receivables allowance for doubtful accounts. The balance in the allowance for doubtful accounts for the years 1999, 2000 and 2001 consisted of the following:

                 Balance at                                 Balance
                Beginning of                                End of
Fiscal Year         Year        Write-offs    Deductions     Year
-----------     ------------    ----------    ----------    -------
   1999             $ 341         $(261)         $ --         $80
   2000             $  80         $ (26)         $(18)        $36
   2001             $  36         $ (33)         $ (3)        $ 0

14. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                               Quarter
                                           -----------------------------------------------------
                                            First      Second    Third       Fourth       Year
------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
1999:
     Net revenues                          $ 2,317    $ 2,574    $ 2,012    $  1,681    $  8,584

     Net income (loss)                     $   (99)   $    72    $(8,297)   $ (1,309)   $ (9,633)

     Income/loss per basic and
        diluted share                      $  (.01)   $  0.00    $ (0.42)   $  (0.02)   $  (0.45)
------------------------------------------------------------------------------------------------
2000:
     Net revenues                          $ 5,171    $ 5,521    $ 5,098    $  4,412    $ 20,202

     Loss from continuing                  $(1,478)   $(1,466)   $  (817)   $ (1,637)   $ (5,398)
        operations

     Discontinued operation                $    --    $    --    $  (126)   $ (8,460)   $ (8,586)


     Net loss                              $(1,478)   $(1,466)   $  (943)   $(10,097)   $(13,984)

     Loss per basic and diluted share:
         Continuing operations             $ (0.05)   $ (0.05)   $ (0.03)   $  (0.06)   $  (0.19)

         Discontinued operation            $    --    $    --    $ (0.00)   $  (0.02)   $  (0.03)
         Loss on disposal of
            discontinued operation         $    --    $    --    $    --    $  (0.28)   $  (0.28)
                                           -------    -------    -------    --------    --------
                                           $ (0.05)   $ (0.05)   $ (0.03)   $  (0.36)   $  (0.50)
                                           =======    =======    =======    ========    ========
------------------------------------------------------------------------------------------------
2001:
     Net revenues                          $ 6,981    $ 6,221    $ 6,329    $  4,267    $ 23,798

     Income (loss) from continuing         $   104    $   (91)   $   370    $     53    $    436

        operations

     Discontinued operation                $   533    $   280    $    --    $     --    $    813

     Net income                            $   637    $   189    $   370    $     53    $  1,249

     Income per basic and diluted share:
         Continuing operations             $  0.00    $  0.00    $  0.01    $   0.00    $   0.01
         Discontinued operation            $  0.02    $  0.01    $    --    $   0.00    $   0.03
                                           -------    -------    -------    --------    --------
                                           $  0.02    $  0.01    $  0.01    $   0.00    $   0.04
                                           =======    =======    =======    ========    ========

------------------------------------------------------------------------------------------------

Net loss for the year ended December 31, 2000 included losses of $8,586 relating to the discontinued operation of the Sweet Success product line. The Company recorded a loss from discontinued operation of $126 and $587 in the third and fourth quarters, respectively, and a loss on disposal of $7,873 in the fourth quarter of 2000. For the six months ending June 30, 2001, Sweet Success generated sales of $3,350 and operating income of $813.

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

    *10.3     Form of Nutri/System L.P. Franchise Agreement

    *10.4     Form of NutriSystem Direct, L.L.C. Distributor Agreement

    *10.5     1999 Equity Incentive Plan of nutrisystem.com inc.

#   10.12     Stock  Purchase  Agreement  dated March 1, 2000 between C&R  Investments  I, L.P.  (name subsequently  retroactively  changed to "CRX  Investments I, L.P.") and  nutrisystem.com inc.

#   10.13     Shareholders  Agreement  dated  March 1,  2000  among  C&R  Investments  I,  L.P.  (name subsequently  retroactively  changed to "CRX Investments I, L.P."),  HPF Holdings,  Inc.
              and Brian D. Haveson

      No.     Description
      ---     -----------
**  10.14     Asset Purchase  Agreement dated as of August 25, 2000 between  nutrisystem.com  inc. and
              Nestle USA, Inc. and related agreements.

##  10.15     Agreement  dated as of September 6, 2001 between  Nutri/System,  Inc. and QVC,  Inc. and related exhibit.

***  21.1     Subsidiaries of nutrisystem.com inc.

     23.1     Consent of Arthur Andersen LLP

---------------
* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form 10 filed on December 17, 1999 (file number 000-28551).

** Incorporated by reference to the designated exhibit of the Company's Report on Form 8-K filed on October 24, 2000 (file number 000-28551).

*** Incorporated by reference to the designated exhibit of Amendment No. 2 of the Company's Registration Statement on Form 10 filed on March 8, 2000 (file number 000-28551).

# Incorporated by reference to the designated exhibit of Amendment No. 4 of the Company's Registration Statement on Form 10 filed on March 14, 2000 (file number 000-28551).

## Incorporated by reference to the designated exhibit of the Company's Report on Form 8-K filed on September 18, 2001 (file number 000-28551).

                                   SIGNATURES

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

     Dated:  March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY: /s/ BRIAN D. HAVESON                                        March 1, 2002
    --------------------
Brian D. Haveson
President and Chief Executive Officer


BY: /s/ JAMES D. BROWN                                          March 1, 2002
    ------------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer


BY: /s/ DEAN J. BOZZANO                                         March 1, 2002
    -------------------
Dean J. Bozzano
Director


BY: /s/ DONALD R. CALDWELL                                      March 1, 2002
    ----------------------
Donald R. Caldwell
Director


BY: /s/ MICHAEL E. HEISLEY                                      March 1, 2002
    ----------------------
Michael E. Heisley
Director


BY: /s/ FREDERICK C. TECCE                                      March 1, 2002
    ----------------------
Frederick C. Tecce
Director