Form 10-Q
period 2002-03-31
NUTRI SYSTEM INC /DE/
filed 2002-04-29
CIK 1096376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-28551

                             ______________________

                               Nutri/System, Inc.
                               ------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                             23-3012204
                     --------                             ----------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)

                  202 Welsh Road,
               Horsham, Pennsylvania                       19044
               ---------------------                       -----
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

                                  Yes  X  No __
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 24, 2002:

       Common Stock, $.001 par value                    26,360,437 shares

                               Nutri/System, Inc.

                               INDEX TO FORM 10-Q

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

        Consolidated Balance Sheets..................................................    1

        Consolidated Statements of Operations........................................    2

        Consolidated Statements of Cash Flows........................................    3

        Notes to Consolidated Financial Statements...................................    4

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................................    9

    Item 3 - Quantitative and Qualitative Disclosure About Market Risk...............   13

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings.......................................................   14

    Item 2 - Changes in Securities and Use of Proceeds...............................   14

    Item 3 - Defaults Upon Senior Securities.........................................   14

    Item 4 - Submission of Matters to a Vote of Security Holders.....................   14

    Item 5 - Other Information.......................................................   14

    Item 6 - Exhibits and Reports on Form 8-K........................................   14

SIGNATURES...........................................................................   15

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              (Unaudited, dollars in thousands, except share data)

                                                                            December 31,   March 31,
                                                                               2001           2002
                                                                           ------------- ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                               $    1,118    $    3,521
   Restricted cash                                                                528           528
   Trade receivables, less allowance of
      $0 in 2001 and 2002, respectively                                           222         1,236
   Inventories, net                                                             2,758         1,756
   Other current assets                                                           460           438
                                                                           ----------    ----------
                   Total current assets                                         5,086         7,479

FIXED ASSETS, net                                                                 852           791

INTANGIBLES, net                                                                  290           290

OTHER ASSETS                                                                      159           161
                                                                           ----------    ----------

                                                                           $    6,387    $    8,721
                                                                           ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                        $    2,346    $    3,126
   Accrued payroll and related benefits                                           113           233
   Net liabilities of discontinued operation                                      161           144
   Other current liabilities                                                      156           146
                                                                           ----------    ----------
               Total current liabilities                                        2,776         3,649

NON-CURRENT LIABILITIES                                                           123           120
                                                                           ----------    ----------
                  Total liabilities                                             2,899         3,769
                                                                           ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock $.001 par value                                                 --            --
      (5,000,000 shares authorized, no shares outstanding)
   Common stock, $.001 par value (100,000,000 shares authorized;
     shares issued - 28,735,794 ; shares outstanding-27,065,394 at
     December 31, 2001 and 26,710,394 at March 31, 2002)                           29            29
   Additional paid-in capital                                                  29,333        29,348
   Warrants exercisable at $1 per share                                           324           324
   Accumulated deficit                                                        (25,475)      (23,739)
   Treasury stock, at cost (1,670,400 shares at December 31, 2001
       and 2,025,400 at March 31, 2002)                                          (723)       (1,010)
                                                                           ----------    ----------
                  Total stockholders' equity                                    3,488         4,952
                                                                           ----------    ----------
                                                                           $    6,387    $    8,721
                                                                           ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (Unaudited, dollars in thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                    March 31
                                                                           --------------------------
                                                                               2001            2002
                                                                           -----------     ----------
REVENUES                                                                   $  6,981        $  10,439

COSTS AND EXPENSES:
   Cost of revenues                                                           3,829            6,010
   Advertising and marketing                                                  1,357              736
   General and administrative                                                 1,620            1,824
   Depreciation and amortization                                                102               87
   Non-cash compensation expense                                                  8               15
                                                                           --------        ---------
                                                                              6,916            8,672
                                                                           --------        ---------

     Operating income from continuing operations                                 65            1,767

INTEREST INCOME, net                                                             39                4
                                                                           --------        ---------

     Income before discontinued operation and income taxes                      104            1,771

DISCONTINUED OPERATION:

 Income from discontinued operation                                             533               --
                                                                           --------        ---------

     Income before income taxes                                                 637            1,771

 Income tax expense                                                              --               35
                                                                           --------        ---------
     Net income                                                            $    637        $   1,736
                                                                           ========        =========

BASIC AND DILUTED INCOME PER SHARE:

 Continuing operations                                                           --             0.06

 Discontinued operation                                                        0.02               --
                                                                           --------        ---------
                                                                           $   0.02        $    0.06
                                                                           --------        ---------
WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic                                                                        28,706           27,038

Diluted                                                                      28,706           27,628

   The accompanying notes are an integral part of these consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                                                 Three Months Ended
                                                                                      March 31
                                                                             ---------------------------
                                                                                2001             2002
                                                                             ----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   637         $   1,736
   Adjustments to reconcile net income to net cash provided by operating activities-
     Discontinued operation net income                                          (533)               --
     Net cash from discontinued operation                                        (84)              (17)
     Depreciation and amortization                                               102                87
     Other non-cash expense                                                        8                15
   Changes in operating assets and liabilities-
     Restricted cash                                                              (3)               --
     Trade receivables                                                            98            (1,014)
     Inventories                                                                (322)            1,002
     Prepaid expenses and other assets                                           132                20
     Accounts payable                                                            303               780
     Accrued payroll and related benefits                                         69               120
     Other liabilities                                                           (19)              (13)
                                                                          ----------        ----------

         Net cash provided by operating activities                               388             2,716
                                                                          ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital additions                                                       (28)              (26)
                                                                          ----------        ----------

         Net cash used in investing activities                                   (28)              (26)
                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock purchases, at cost                                       (97)             (287)
                                                                          ----------        ----------

         Net cash used in financing activities                                   (97)             (287)
                                                                          ----------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          263             2,403

CASH AND CASH EQUIVALENTS,
   beginning of period                                                         1,638             1,118
                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS,
   end of period                                                          $    1,901        $    3,521
                                                                          ==========        ==========

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

From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses. In 2001, the Company generated net income of $1,249 and in the first quarter of 2002, the Company had net income of $1,736. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings recently, the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2002 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2001 and March 31, 2002, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for those interim periods. The results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2002.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the three months ended March 31, 2001 or 2002. Payments for interest were $2 and $1 for the three months ended March 31, 2001 and 2002.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are priced using the lower of cost or market for which cost is determined using the first-in, first-out (FIFO) method.

Intangibles

Intangible assets consist of goodwill which represents the excess of the consideration paid over the fair value of net assets, and was generated from the acquisition of the minority interest by the Company. Through December 31, 2001, goodwill was $527 and the Company recorded amortization of $237. Consistent with the Statement of the Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002, the Company no longer amortizes goodwill on a periodic basis. See Recently Issued Accounting Pronouncements below.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 2001 and March 31, 2002, $53 and $18, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $1,313 and $709 during the three months ended March 31, 2001 and 2002, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No significant website development costs were incurred and none were capitalized in the three months ended March 31, 2001 and 2002.

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"), the Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and intangibles, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2001 and March 31, 2002, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped. Revenues are primarily from food sales which include amounts billed for shipping and handling and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors as well as franchise royalty fees.

Income Taxes

Nutri/System, Inc. is a "C" corporation which is subject to corporate level income taxes and provides for income taxes in the accompanying financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

As a result of a merger transaction, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity.

Stock Options

The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash, cash equivalents, trade receivables, inventories and accounts payable, approximate their fair values.

Net Income Per Common Share

The Company has presented net income per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. For the three months ending March 31, 2002, the impact of common stock equivalents resulted in an increase of 590 shares, representing about 2% of the basic weighted average shares outstanding for the quarter.

Recently Issued Accounting Pronouncements

In 2002, the Company adopted SFAS 144. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of," changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 did not have an impact on the Company's consolidated financial statements.

The Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") in 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company no longer amortizes goodwill and has determined that there has been no impairment in its carrying value.

In 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position or results of operations.

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

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. For the three months ended March 31, 2001, Sweet Success generated sales of $3,082 and operating income of $533. For the three months ended March 31, 2002, Sweet Success was inactive. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and March 31, 2002.

4.   CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in 2001 or in the first quarter of 2002.

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the first quarter ending March 31, 2002, the company repurchased 355,000 additional shares of common stock for an aggregate cost of $287 (an average price of $0.81 per share). The Company accounts for the repurchased shares as treasury stock.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
 -------------

         Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to Nutri/System, Inc. or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Form 10K filed March 1, 2002 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

         The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q. Dollar amounts are stated in thousands except share data.

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

         Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the first quarter ending March 31, 2002, the Company repurchased 355,000 additional shares of common stock for an aggregate cost of $287 (an average price of $0.81 per share).

         From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, the Company generated net income of $1,249 and in the first quarter of 2002, the Company generated net income of $1,736. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings recently, the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2002 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003.

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

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. For the three months ending March 31, 2001, Sweet Success generated sales of $3,082 and operating income of $533. In the three months ending March 31, 2002, Sweet Success did not have any operating activity. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and March 31, 2002.

Results of Operations

     Revenues and expenses consist of the following components:

     Revenues. Revenues consist primarily of food sales and franchise royalty fees. Food sales include sales of food, supplements, shipping and handling charges billed to members and sales credits and adjustments, including product returns. Internet revenues began with the launch of the web site in October 1999. No revenue is recorded for food products provided at no charge as part of promotions. Revenues from product sales are recorded when shipped.

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

     Income taxes. Effective with the Merger on September 27, 1999, the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded from September 1999 through 2001, in light of the uncertainty of future operating results.

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

                   SELECTED FINANCIAL AND OPERATING STATISTICS

                                                     Three Months Ended
                                                          March 31
                                                      2001           2002
                                                      ----           ----
          Revenues (000's)                          $ 5,598       $ 5,309

          Cost of revenues (000's)                    2,767         2,449
                                                    -------       -------

            Gross margin (000's)                    $ 2,831       $ 2,860
              % of revenue                             50.6%         53.9%

          Advertising and marketing (000's)         $ 1,357       $   736
              % of  revenue                            24.2%         13.9%

          New customers                              16,385        11,450

          Advertising and marketing/                $    83       $    64
             new customer

          Total revenues/new customer               $   342       $   464


     Internet revenues decreased 5.2% from the first quarter of 2001 to the first quarter of 2002. Internet revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From the first quarter of 2001 to the first quarter of 2002, the number of new customers acquired dropped by 4,935 or 30.1%. The decline in new customers was caused by a large reduction in advertising and marketing spending, which declined by $621 or 45.8% from the first quarter of 2001 to 2002. Total revenues per new customer increased 35.7% from $342 for the first quarter in 2001 to $464 for the first quarter of 2002. The increase in total revenues per new customer is primarily attributable to a) an increase in the average weeks on program per new customer and b) revenues generated by returning customers that totaled approximately $2 million in the first quarter of 2002 as compared to $1.5 million in the first quarter of 2001.

     The 45.8% decline in advertising spending from March 31, 2001 to 2002 was attributable to (a) a $562 decline in television advertising and (b) the virtual elimination of cost per impression Internet banner advertising. Advertising spending as a percent of sales declined from 24.2% in 2001 to 13.9% in 2002, and advertising spending per new customer acquired declined from $83 in 2001 to $64 in 2002, a drop of 22.9%. The Company believes it obtains new customers through
a) word-of-mouth referrals generated by an expanding base of former clients, b) people who learned about Nutri/System while watching QVC (see below), c) Internet advertising and Internet searches and d) television advertising.

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

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

         Revenues. Revenues increased from $6,981 for the quarter ended March 31, 2001 to $10,439 for the quarter ended March 31, 2002. The revenue increase of $3,458, or 49.5%, resulted from sales to QVC ($3,951). Offset by this increase was a decline in Internet food sales of $289 and a decrease in sales of $204 through the franchise network and N/S Direct. In the first quarter of 2002, Internet sales accounted for 51% of total revenues, while QVC, N/S Direct and franchise revenues accounted for 38%, 6% and 5% of total revenues, respectively.

         Costs and Expenses. Cost of revenues increased $2,181 from $3,829 to $6,010 for the quarters ended March 31, 2001 and 2002, respectively. Gross margin as a percent of revenues was 45.2% and 42.4% for the quarters ended March 31, 2001 and 2002, respectively. Sales to QVC generate a lower gross margin than sales made by the web site directly, and QVC sales reduced the overall gross margin percent in the quarter ended March 31, 2002 relative to the same quarter in 2001. Offset by this decrease, Internet and Direct gross margin as a percent of sales resulted in a slight increase while franchise gross margin remained the same. Advertising and marketing expenses decreased $621 from $1,357 to $736 from the first quarter of 2001 to the first quarter 2002. All advertising spending promoted the Internet operations, and, as discussed above, the decline in advertising is attributable to a large decrease in television advertising spending and the elimination of Internet banner advertising. General and administrative expenses ($1,620 and $1,824 in the first quarter 2001and 2002, respectively) increased $204 but declined as a percent of sales from 23% to 17% from 2000 to 2001. The Company incurred high expenses in a variety of areas related to expanded operations including compensation, rent and insurance.

         Interest Income. Interest income net of interest expense decreased $35 from $39 in 2001 to $4 in 2002 primarily due to lower interest rates and average cash balances.

         Net Income. From March 31, 2001 to 2002, the Company improved its net results by $1,099 from net income of $637 to net income of $1,736. The increase in net income is primarily attributable to increased sales via QVC coupled with a decrease in advertising spending. For the three months ended March 31, 2001, the Company's net income included income from discontinued operations of $533, and the Company generated income before discontinued operations and income taxes of $104.

         Liquidity, Capital Resources and Other Financial Data

         At March 31, 2002, the Company had net working capital of $3,830. Cash and cash equivalents were $3,521. The Company's principal source of liquidity is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

         In the three months ended March 31, 2002, the Company generated a positive cash flow of $2,716 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

         In the three months ended March 31, 2002, net cash used by investing activities was $26, which primarily consisted of capital expenditures incurred to increase web site capacity.

         In the three months ended March 31, 2002, net cash used in financing activities amounted to $287, representing the purchase of 355,000 shares of common stock in open market and privately negotiated transactions.

         Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of March 31, 2002, the Company's principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Based on the Company's ability to generate earnings in 2001 and in the first quarter ended March 31, 2002, the variable nature of a portion of the Company's expenditures, the cash balance at March 31, 2002 and management's belief that additional equity financing, if required, can be raised, the Company believes that it has the ability to continue operations into 2003. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

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

BY: /S/ BRIAN D. HAVESON                                       April 24, 2002
    --------------------                                       --------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                         April 24, 2002
    ------------------                                         --------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                  Exhibit Index
                                  -------------

None