Form 10-Q
period 2002-06-30
NUTRI SYSTEM INC /DE/
filed 2002-08-07
CIK 1096376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2002:

       Common Stock, $.001 par value                  26,338,837 shares

                               Nutri/System, Inc.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

        Consolidated Balance Sheets .......................................  1

        Consolidated Statements of Operations .............................  2

        Consolidated Statements of Cash Flows .............................  3

        Notes to Consolidated Financial Statements. .......................  4

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................  9

    Item 3 - Quantitative and Qualitative Disclosure About Market Risk ....  15

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ............................................  16

    Item 2 - Changes in Securities and Use of Proceeds ....................  16

    Item 3 - Defaults Upon Senior Securities ..............................  16

    Item 4 - Submission of Matters to a Vote of Security Holders ..........  16

    Item 5 - Other Information ............................................  16

    Item 6 - Exhibits and Reports on Form 8-K. ............................  16

SIGNATURES ................................................................  18

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              (Unaudited, dollars in thousands, except share data)

                                                                  December 31 ,      June 30,
                                                                     2001             2002
                                                                  ------------    ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                        $  1,118        $  3,206
   Restricted cash                                                       528             328
   Trade receivables                                                     222             671
   Inventories, net                                                    2,758           2,094
   Other current assets                                                  460             537
                                                                    --------        --------
               Total current assets                                    5,086           6,836


FIXED ASSETS, net                                                        852             716
GOODWILL                                                                 290             290
OTHER ASSETS                                                             159             274
                                                                    --------        --------

                                                                    $  6,387        $  8,116
                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                 $  2,346        $  1,477
   Accrued payroll and related benefits                                  113             132
   Liabilities of discontinued operation
                                                                         161             107
   Other current liabilities                                             156             281
                                                                    --------        --------
               Total current liabilities                               2,776           1,997

NON-CURRENT LIABILITIES                                                  123             118
                                                                    --------        --------
                  Total liabilities                                    2,899           2,115
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value
      (5,000,000 shares authorized, no shares outstanding)                --              --
   Common stock, $.001 par value (100,000,000 shares authorized;
     shares issued - 28,735,794; shares outstanding-27,065,394 at
     December 31, 2001 and 26,350,437 at June 30, 2002)                   29              29
   Additional paid-in capital                                         29,333          29,356
   Warrants                                                              324             324
   Accumulated deficit                                               (25,475)        (22,394)
   Treasury stock, at cost (1,670,400 shares at December 31, 2001
       and 2,385,357 at June 30, 2002)                                  (723)         (1,314)
                                                                    --------        --------
                  Total stockholders' equity                           3,488           6,001
                                                                    --------        --------
                                                                    $  6,387        $  8,116
                                                                    ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (Unaudited, dollars in thousands, except per share amounts)

                                                                       Three Months Ended      Six Months Ended
                                                                            June 30                June 30
                                                                      --------------------   --------------------
                                                                        2001        2002       2001        2002
                                                                      --------    --------   --------    --------
REVENUES                                                              $  6,221    $  7,562   $ 13,202    $ 18,001

COSTS AND EXPENSES:
   Cost of revenues                                                      3,410       4,171      7,239      10,181
   Advertising and marketing                                             1,157         167      2,514         903
   General and administrative                                            1,664       1,727      3,284       3,551
   Depreciation and amortization                                           103          86        205         173
   Non-cash compensation expense                                             9           8         17          23
                                                                      --------    --------   --------    --------
                                                                         6,343       6,159     13,259      14,831
                                                                      --------    --------   --------    --------
        Operating income (loss) from continuing operations               (122)      1,403        (57)      3,170

INTEREST INCOME, net                                                        31          12         70          16
                                                                      --------    --------   --------    --------
        Income (loss) before income taxes and discontinued operation       (91)      1,415         13       3,186

INCOME TAXES                                                                --          70         --         105
                                                                      --------    --------   --------    --------
        Income before discontinued operation                               (91)      1,345         13       3,081

INCOME FROM DISCONTINUED OPERATION                                         280          --        813          --
                                                                      --------    --------   --------    --------

        Net income                                                    $    189    $  1,345   $    826    $  3,081
                                                                      ========    ========   ========    ========
BASIC INCOME PER SHARE:

   Continuing operations                                              $     --    $   0.05   $     --    $   0.12

   Discontinued operation                                                 0.01          --       0.03          --
                                                                      --------    --------   --------    --------

                                                                      $   0.01    $   0.05   $   0.03    $   0.12
                                                                      --------    --------   --------    --------
 DILUTED INCOME PER SHARE:

   Continuing operations                                              $     --    $   0.05   $     --    $   0.11

   Discontinued operation                                                 0.01          --       0.03          --
                                                                      --------    --------   --------    --------

                                                                      $   0.01    $   0.05   $   0.03    $   0.11
                                                                      --------    --------   --------    --------
WEIGHTED AVERAGE SHARES OUTSTANDING:

   Basic                                                                28,508      26,375     28,606      26,694

   Diluted                                                              28,508      27,007     28,606      27,305

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                              Six Months Ended
                                                                  June 30
                                                             ------------------
                                                               2001       2002
                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   826    $ 3,081
   Adjustments to reconcile net income to net
     cash provided by operating activities-
     Income from discontinued operation                         (813)        --
     Net cash from discontinued operation                        526        (54)
     Depreciation and amortization                               205        173
     Non-cash compensation expense                                17         23
   Changes in operating assets and liabilities-
     Restricted cash                                              (3)       200
     Trade receivables                                          (213)      (449)
     Inventories                                                (601)       664
     Prepaid expenses and other assets                           129       (192)
     Accounts payable                                            407       (869)
     Accrued payroll and related benefits                          4         19
     Other liabilities                                           (22)       120
                                                             -------    -------
             Net cash provided by operating activities           462      2,716
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                           (56)       (37)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock purchases, at cost                          (322)      (591)
                                                             -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           84      2,088

CASH AND CASH EQUIVALENTS,
   beginning of period                                         1,638      1,118
                                                             -------    -------

CASH AND CASH EQUIVALENTS,
   end of period                                             $ 1,722    $ 3,206
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

Since the inception of the Nutri/System business in 1972, the Company and the Predecessor Businesses have operated in various organizational and legal structures. In early 1993, the business was party to a bankruptcy proceeding. This case was converted to a Chapter 11 proceeding effective June 4, 1993. One of the Company's predecessors operated as a debtor in possession through December 1993. In 1999, the Company acquired the Predecessor Businesses for cash of $3,400 plus 17,500,000 shares of common stock. In order to fund the Company's purchase of the Predecessor Businesses and planned investments, the Company completed a private placement in 1999 that raised net proceeds of approximately $7,574. The Company completed another private placement in 2000 that raised net proceeds of $2,462.

From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses. In 2001, the Company generated net income of $1,249 and in the first six months of 2002 the Company had net income of $3,081. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings, the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2001 and June 30, 2002, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30,

2001 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or the year ended December 31, 2002.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation, including amortization of capital leases, is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life or the related lease terms. Expenditures for repairs and maintenance are charged to expense as incurred while major renewals and improvements are capitalized.

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired, and was generated from the acquisition of a minority interest in the Company. As of December 31, 2001, goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002, the Company no longer amortizes goodwill on a periodic basis. See Recently Issued Accounting Pronouncements below.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"), the Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2001 and June 30, 2002, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped. Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors as well as franchise royalty fees.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are expensed as incurred. At December 31, 2001 and June 30, 2002, $53 and $16, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $2,433 and $845 during the six months ended June 30, 2001 and 2002, respectively.

Web Site Development Costs

Web site development costs are accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No significant website development costs were incurred and none were capitalized in the six months ended June 30, 2001 and 2002.

Income Taxes

Nutri/System, Inc. is a "C" corporation subject to corporate level income taxes and provides for income taxes in the accompanying financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

As a result of a merger transaction, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity. In addition, a full valuation allowance has been recorded for the other net deferred tax asset that exists at December 31, 2001 and June 30, 2002.

Stock Options

The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash, cash equivalents, trade receivables, inventories and accounts payable, approximate their fair values due to the short-term nature of these instruments.

Net Income Per Common Share

The Company presents net income per common share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made no payments for income taxes during the six months ended June 30, 2001 and 2002. Payments for interest were $2 for the six months ended June 30, 2001 and 2002.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the financial position or results of operations of the Company.

In 2002, the Company adopted SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of." SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS 143 for its fiscal year beginning January 1, 2003, but it is not expected to have an impact on the financial position or results of operations of the Company.

The Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") in 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company no longer amortizes goodwill and management has determined that there has been no impairment in its carrying value. Had the Company excluded goodwill amortization expense in the three months and six months ended June 30, 2001, net income would have increased by $24 and $47, respectively. Income per share for these two periods would not have changed as a result of these adjustments.

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

3.  DISCONTINUED OPERATION

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the "Seller") in exchange for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. The acquisition was recorded using the purchase method of accounting. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001.

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. For the three and six months ended June 30, 2001, Sweet Success generated sales of $268 and $3,350 and operating income of $280 and $813, respectively. For the six months ended June 30, 2002, Sweet Success was inactive. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and June 30, 2002.

4.   CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in 2001 or in the first six months of 2002.

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the six months ended June 30, 2002, the Company repurchased 714,957 additional shares of common stock for an aggregate cost of $591 (an average price of $0.83 per share). The Company accounts for the repurchased shares as treasury stock.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock issuable in series upon resolution of the Board of Directors. Unless otherwise required by law, the Board of Directors can, without stockholder approval, issue preferred stock in the future with voting and conversion rights that could adversely affect the voting power of the common stock. The issuance of preferred stock may have the effect of delaying, averting or preventing a change in control of the Company.

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

6.   CONTINGENCIES

In July 2002, certain franchise operators filed a suit against the Company alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit requests an undefined amount of damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations or cash flows in future years.

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

     Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the six months ended June 30, 2002, the Company repurchased 714,957 additional shares of common stock for an aggregate cost of $591 (an average price of $0.83 per share).

     From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, the Company generated net income of $1,249 and in the first six months of 2002, the Company generated net income of $3,081. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings, the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003.

     Discontinued Operation

     On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA,

Inc. (the "Seller") in exchange for 900,000 shares of the Company's common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line distributed in traditional retail outlets such as drug and grocery stores and price clubs. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001.

     As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, in 2000 and 2001, the Sweet Success product line resulted a positive $1,212 and $541 net cash flow, respectively, as cash generated through the operation of the product line and the disposal of inventory exceeded payments related to the shut down of the product line.

     The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. For the three months and six months ended June 30, 2001, Sweet Success generated sales of $268 and $3,350 and operating income of $280 and $813, respectively. For the six months ended June 30, 2002, Sweet Success did not have any operating activity. The net liabilities of the discontinued operation have been recorded at their net realizable value under the caption "Net liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and June 30, 2002.

     Critical Accounting Policies and Estimates

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management develops, and challenges periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of its Form 10-K for the year ended December 31, 2001. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing the consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows.

     Revenue recognition. The Company recognizes revenues, net of a reserve for returns, when the related products are shipped. Management reviews the return reserves at each reporting period and adjusts them to reflect data available at that time. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. To date, product returns have not been material.

     Valuation of Fixed Assets and Goodwill. The Company records fixed assets and goodwill at cost. Fixed assets are being amortized on a straight-line basis over the estimated useful life of those assets. Under the guidance of SFAS 142, goodwill is not being amortized. In conjunction with acquisitions of businesses or product rights, management allocates the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. Management continually assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company's fixed assets and acquired businesses and products. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial position and results of operations.

     Income taxes. Nutri/System has a history of losses, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $9 million as of December 31, 2001. Generally accepted accounting principles require the Company to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that the Company will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized a net deferred tax asset.

     Prior to 2001, the Company and the Predecessor Businesses incurred net losses for over eight years. Continued profitability in future periods could cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, which is subject to management's judgment, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period.

     Results of Operations

     Revenues and expenses consist of the following components:

     Revenues. Revenues consist primarily of food sales and franchise royalty fees. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions. Revenues from product sales are recorded when shipped.

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

     Non-cash compensation expense. Non-cash compensation expense represents the amortization of deferred compensation related to stock options granted to management, directors and consultants over a one to four-year vesting period.

     Interest income/expense. Interest consists of interest income earned on cash balances, net of interest expense.

     Income taxes. Effective with the Merger on September 27, 1999, the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded from September 1999 to date in light of the uncertainty of future operating results.

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

       SELECTED FINANCIAL AND OPERATING STATISTICS FOR INTERNET OPERATIONS

                                       Three Months Ended     Six Months Ended
                                            June 30                June 30

                                         2001       2002       2001       2002
                                       -------    -------    -------    -------

 Revenues (000's)                      $ 4,180    $ 4,529    $ 9,778    $ 9,839

 Cost of revenues (000's)                1,880      2,001      4,646      4,451
                                       -------    -------    -------    -------

   Gross margin (000's)                $ 2,300    $ 2,528    $ 5,132    $ 5,388
     % of revenue                         55.0%      55.8%      52.5%      54.8%

 Advertising and marketing (000's)     $ 1,157    $   167    $ 2,514    $   903
     % of  revenue                        27.7%       3.7%      25.7%       9.2%

 New customers                          10,565      6,832     26,950     18,282

 Advertising and marketing/            $   110    $    24    $    93    $    49
   new customer

 Total revenues/new customer           $   396    $   663    $   363    $   538

     Internet revenues increased 8.3% from the second quarter of 2001 to the second quarter of 2002. Internet revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From the second quarter of 2001 to the second quarter of 2002, the number of new customers acquired dropped by 3,733 or 35.3%. The decline in new customers was caused by a large reduction in advertising and marketing spending, which declined by $990 or 85.6% from the second quarter of 2001 to 2002. Total revenues per new customer increased 67.4% from $396 for the second quarter in 2001 to $663 for the second quarter of 2002. The increase in total revenues per new customer is primarily attributable to a) an increase in the average weeks on program per new customer and b) revenues generated by returning customers that totaled approximately $1.3 million in the second quarter of 2002 as compared to $0.7 million in the second quarter of 2001. In the fourth quarter of 2001, Nutri/System began offering an autoship program in which it sends monthly food packages to customers automatically until customers cancel. The Company believes this has contributed to the increase in the average weeks on program per new customer.

     The 85.6% decline in advertising spending from the second quarter of 2001 to 2002 was attributable to (a) a $869 decline in television advertising and (b) the virtual elimination of cost per impression Internet banner advertising. Advertising spending as a percent of sales declined from 27.7% in the second quarter of 2001 to 3.7% in the second quarter of 2002, and advertising spending per new customer acquired declined from $110 in the second quarter of 2001 to $24 in the second quarter of 2002, a drop of 78.2%. Management believes the Company obtains new customers through a) word-of-mouth referrals generated by an expanding base of former clients, b) people who learned about Nutri/System while watching QVC (see below), c) Internet advertising and Internet searches and d) television advertising.

Internet results for the first half of 2002 also showed improvement over the same period in 2001. Revenues increased $61 from the first half of 2001 to the first half of 2002. The spending on advertising and marketing declined 64.1% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 25.7% in the first half of 2001 to 9.2% in the first half of 2002. Advertising and marketing per new customer (customer acquisition cost) declined 47.3% from $93 to $49 from the first half of 2001 to 2002. Gross margin as a percentage of sales increased from 52.5% in the first half of 2001 to 54.8% in the first half of 2002, primarily as a result of the reduction in promotional sales.

     Television Infomercial Distribution

     In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the Nutri/System diet foods. Under the terms of the Company's agreement with QVC, QVC viewers purchase Nutri/System products directly from QVC and are not directed to the Nutri/System web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to Internet sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutri/System brand.

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,
2002

     Revenues. Revenues increased from $6,221 for the quarter ended June 30, 2001 to $7,562 for the quarter ended June 30, 2002. The revenue increase of $1,341, or 21.6%, resulted from increased sales to QVC ($1,084) and Internet food sales ($349). Offset by this increase was a decline in sales of $92 through the franchise network and N/S Direct. In the second quarter of 2002, Internet sales accounted for 60% of total revenues, while QVC, N/S Direct and franchise revenues accounted for 25%, 7% and 8% of total revenues, respectively.

     Costs and Expenses. Cost of revenues increased $761 from $3,410 to $4,171 for the quarters ended June 30, 2001 and 2002, respectively. Gross margin as a percent of revenues was 45.2% and 44.8% for the quarters ended June 30, 2001 and 2002, respectively. Sales to QVC generate a lower gross margin than sales made by the web site directly and reduced the overall gross margin percent in the quarter ended June 30, 2002 relative to the same quarter in 2001. Advertising and marketing expenses decreased $990 from $1,157 to $167 from the second quarter of 2001 to the second quarter 2002. All advertising spending promoted the Internet operations, and, as discussed above, the decline in advertising is attributable to a large decrease in television advertising spending and the elimination of Internet banner advertising. General and administrative expenses ($1,664 and $1,727 in the second quarter 2001 and 2002, respectively) increased $63 but declined as a percent of sales from 26.7% to 22.8% from 2001 to 2002. The Company incurred higher expenses in a variety of areas related to expanded operations including compensation and professional services.

     Interest Income. Interest income net of interest expense decreased $19 from $31 in 2001 to $12 in 2002 primarily due to lower interest rates offered on cash balances.

     Net Income. From the second quarter 2001 to the second quarter 2002, the Company improved its net results by $1,156 from net income of $189 to net income of $1,345. The increase in net income is primarily attributable to increased sales via QVC coupled with a decrease in advertising spending. For the three months ended June 30, 2001, the Company's net income included income from discontinued operations of $280, and the Company incurred a loss before discontinued operations of $91.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

     Revenues. Revenues increased from $13,202 for the for the six months ended June 30, 2001 to $18,001 for the six months ended June 30, 2002. The revenue increase of $4,799, or 36.4%, resulted primarily from the growth of QVC sales ($5,036) and Internet food sales ($61), offset partially by lower Franchise and Direct revenue.

     Costs and Expenses. Cost of revenues increased from $7,239 to $10,181 for the six months ended June 30, 2001and 2002, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) decreased from 45.2% for the six months ended June 30, 2001 to 43.4% for the six months ended June 30, 2002. This decrease was attributable to the impact of sales to QVC, which lowered gross margins. Advertising and marketing expense decreased from $2,514 to $903 from the first six months of 2001 to the first six months of 2002. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $3,284 to $3,551 from the first half of 2001 compared to the first half of 2002 but declined as a percent of sales from 24.9% to 19.7% from 2001 to

2002. This increase of $267 is due primarily to an increase in costs related to expanding operations including compensation expense, professional services, and rent.

     Interest Income. Interest income (net of interest expense) decreased $54 from $70 in the first half of 2001 to $16 in the first half of 2002 primarily due to lower interest rates.

     Net Income. The Company generated net income of $826 for the six months ended June 30, 2001 as compared to net income of $3,081 for the six months ended June 30, 2002. This variance of $2,255 was due primarily to increased QVC sales and decreased advertising costs. For the six months ended June 30, 2001, the Company's net income included income from discontinued operations of $813, and the Company generated income before discontinued operations of $13.

     Liquidity, Capital Resources and Other Financial Data

     At June 30, 2002, the Company had net working capital of $4,839. Cash and cash equivalents were $3,206. The Company's principal source of liquidity is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

     In the six months ended June 30, 2002, the Company generated a positive cash flow of $2,716 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

     In the six months ended June 30, 2002, net cash used in investing activities was $37, which primarily consisted of capital expenditures incurred to increase web site capacity.

     In the six months ended June 30, 2002, net cash used in financing activities was $591, representing the purchase of 714,957 shares of common stock in open market and privately negotiated transactions.

     Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of June 30, 2002, the Company's principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     Based on the Company's ability to generate earnings in 2001 and in the first half of 2002, the variable nature of a portion of the Company's expenditures, the cash balance at June 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     On July 3, 2002, certain franchise operators filed a suit against the Company and certain of its affiliates alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit was filed in the Circuit Court of the First Judicial Circuit, County of Jackson, State of Illinois. It requests an undefined amount of damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations or cash flows in future years.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Nutri/System held its Annual Meeting of Stockholders on April 22, 2002.

     (1) The stockholders elected each of the five nominees to the Board of Directors for a one-year term:

                  DIRECTOR                     FOR            ABSTAIN
                  Brian D. Haveson          21,137,875         15,030
                  Michael E. Heisley        21,139,770         13,135
                  Frederick C. Tecce        21,139,770         13,135
                  Donald R. Caldwell        21,139,770         13,135
                  Dean J. Bozzano           21,138,170         14,735

     (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent accountants of the Company:

                  FOR             20,932,502
                  AGAINST            194,084
                  ABSTAIN             26,319
                                  ----------
                  TOTAL           21,152,905

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

          99.1 Certifying Statement of the Chief Executive Officer pursuant to
     Section 1350 of Title 18 of the United States Code

          99.2 Certifying Statement of the Chief Financial Officer pursuant to
     Section 1350 of Title 18 of the United States Code

b.   Reports on Form 8-K:

          Report dated July 3, 2002 on a change in the Company's independent public accountants for the fiscal year 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutri/System, Inc.

BY: /S/ BRIAN D. HAVESON                                  August 6, 2002
    --------------------                                  --------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                    August 6, 2002
    ------------------                                    --------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                                  Exhibit Index
                                  -------------

     No.          Description
     ---          -----------

     99.1 Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

     99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code