Form 10-Q
period 2002-09-30
NUTRI SYSTEM INC /DE/
filed 2002-11-07
CIK 1096376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                Yes X    No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2002:

          Common Stock, $.001 par value                  26,219,037 shares

                               Nutri/System, Inc.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (Unaudited)

       Consolidated Balance Sheets .......................................    1

       Consolidated Statements of Operations .............................    2

       Consolidated Statements of Cash Flows .............................    3

       Notes to Consolidated Financial Statements ........................    4

   Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...............................   10

   Item 3 - Quantitative and Qualitative Disclosure About Market Risk ....   16

   Item 4 - Controls and Procedures ......................................   16

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ............................................   17

   Item 2 - Changes in Securities and Use of Proceeds ....................   17

   Item 3 - Defaults Upon Senior Securities ..............................   17

   Item 4 - Submission of Matters to a Vote of Security Holders ..........   17

   Item 5 - Other Information ............................................   17

   Item 6 - Exhibits and Reports on Form 8-K .............................   17

SIGNATURES ................................................................  19

CERTIFICATIONS ............................................................  20

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              (Unaudited, amounts in thousands, except share data)

                                                                         September 30,       December 31,
                                                                               2002             2001
                                                                         -------------       ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                               $  3,526           $  1,118
   Restricted cash                                                              328                528
   Trade receivables                                                            678                222
   Inventories                                                                1,733              2,758
   Other current assets                                                         628                460
                                                                           --------           --------
                   Total current assets                                       6,893              5,086

FIXED ASSETS, net                                                               664                852
GOODWILL                                                                        290                290
OTHER ASSETS                                                                    298                159
                                                                           --------           --------

                                                                           $  8,145           $  6,387
                                                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                        $  1,182           $  2,346
   Accrued payroll and related benefits                                         190                113
   Liabilities of discontinued operation                                        107                161
   Other current liabilities                                                    258                156
                                                                           --------           --------
               Total current liabilities                                      1,737              2,776

NON-CURRENT LIABILITIES                                                         117                123
                                                                           --------           --------
                  Total liabilities                                           1,854              2,899
                                                                           --------           --------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value
     (5,000,000 shares authorized, no shares outstanding)                        --                 --
   Common stock, $.001 par value (100,000,000 shares authorized;
     shares issued - 28,735,794; shares outstanding-26,236,037 at
     September 30, 2002 and 27,065,394 at December 31, 2001)                     29                 29
   Additional paid-in capital                                                29,361             29,333
   Warrants                                                                     324                324
   Accumulated deficit                                                      (22,029)           (25,475)
   Treasury stock, at cost (2,499,757 shares at September 30, 2002
     and 1,670,400 at December 31, 2001)                                     (1,394)              (723)
                                                                           --------           --------
                  Total stockholders' equity                                  6,291              3,488
                                                                           --------           --------
                                                                           $  8,145           $  6,387
                                                                           ========           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (Unaudited, amounts in thousands, except per share amounts)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30                    September 30
                                                          -----------------------------------------------------------
                                                              2002               2001         2002               2001
                                                          -----------        ----------     ----------      ---------
REVENUES                                                  $  5,458           $  6,329       $ 23,459         $ 19,531
COSTS AND EXPENSES:
   Cost of revenues                                          3,061              3,589         13,242           10,828
   Advertising and marketing                                   184                730          1,087            3,244
   General and administrative                                1,669              1,620          5,220            4,904
   Depreciation and amortization                                82                106            255              311
   Non-cash compensation expense                                 5                  8             28               25
                                                          --------           --------       --------         --------

        Total costs and expenses                             5,001              6,053         19,832           19,312
                                                          --------           --------       --------         --------
        Operating income from continuing operations            457                276          3,627              219
OTHER INCOME                                                    --                 77             --               77
EQUITY IN LOSSES OF INVESTEE                                   (61)                --            (61)              --
INTEREST INCOME, net                                            13                 17             29               87
                                                          --------           --------       --------         --------
       Income before income taxes and
       discontinued operation                                  409                370          3,595              383
INCOME TAXES                                                    44                 --            149               --
                                                          --------           --------       --------         --------
        Income before discontinued operation                   365                370          3,446              383
INCOME FROM DISCONTINUED OPERATION                              --                 --             --              813
                                                          --------           --------       --------         --------

        Net income                                        $    365           $    370       $  3,446         $  1,196
                                                          ========           ========       ========         ========
BASIC AND DILUTED INCOME PER SHARE:
   Continuing operations                                  $   0.01           $   0.01       $   0.13         $   0.01
   Discontinued operation                                       --                 --             --             0.03
                                                          --------           --------       --------         --------

                                                          $   0.01           $   0.01       $   0.13         $   0.04
                                                          ========           ========       ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                    26,297             27,831         26,561           28,345
   Diluted                                                  26,845             27,831         27,151           28,345

        The accompanying notes are an integral part of these consolidated financial statements.

                       NUTRI/SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, amounts in thousands)

                                                                    Nine Months Ended
                                                                      September 30
                                                                 ------------------------
                                                                   2002            2001
                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  3,446        $  1,196
   Adjustments to reconcile net income to net cash provided by operating activities-
     Income from discontinued operation                                --            (813)
     Net cash from (paid for) discontinued operation                  (54)            543
     Equity in losses of investee                                      61              --
     Depreciation and amortization                                    255             311
     Loss on disposals                                                 --              16
     Non-cash compensation expense                                     28              25

   Changes in operating assets and liabilities-
     Restricted cash                                                  200              (3)
     Trade receivables                                               (456)           (226)
     Inventories                                                    1,025            (979)
     Prepaid expenses and other assets                               (236)            210
     Accounts payable                                              (1,164)            220
     Accrued payroll and related benefits                              77              55
     Other liabilities                                                 96             (23)
                                                                 --------        --------

             Net cash provided by operating activities              3,278             532
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                (67)            (83)
     Investment made in investee                                     (132)             --
                                                                 --------        --------

             Net cash used for investing activities                  (199)            (83)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock purchases, at cost                               (671)           (522)
                                                                 --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             2,408             (73)

CASH AND CASH EQUIVALENTS,
   beginning of period                                              1,118           1,638
                                                                 --------        --------
CASH AND CASH EQUIVALENTS,
   end of period                                                 $  3,526        $  1,565
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

From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses. In 2001, the Company generated net income of $1,249 and in the first nine months of 2002 the Company had net income of $3,446. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings, the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

As of December 31, 2001 and September 30, 2002, the Company's consolidated financial statements include the accounts of Nutri/System, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2002.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company's warehouses. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation, including amortization of capital leases, is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease terms. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

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

Investment Carried Under the Equity Method

For any investment where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company invested $132 for a 25% interest in Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. For the three months ended September 30, 2002, the Company recorded a loss of $61 in the statement of operations under the caption "Equity in losses of investee". The net investment of $71 at September 30, 2002 is included in "Other assets" in the accompanying consolidated balance sheet. As of September 30, 2002, the Company had no commitments to make further investments in Turning Point Weight Loss Centers, LLC.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"), the Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2001 and September 30, 2002, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Advertising Costs

The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs" to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are charged to expense as incurred. At December 31, 2001 and September 30, 2002, $53 and $304, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $3,153 and $1,002 during the nine months ended September 30, 2001 and 2002, respectively.

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

As a result of a merger transaction, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of September 30, 1999. A valuation allowance of $790 was recorded based on management's current assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity. In addition, a full valuation allowance has been recorded for the other net deferred tax asset that exists at December 31, 2001 and September 30, 2002.

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

Net Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted income per common share reflects the potential dilution from the exercise of outstanding options into common stock.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. The Company made payments for income taxes of $0 and $4 during the nine months ended September 30, 2001 and 2002, respectively. Payments for interest were $4 and $2 for the nine months ended September 30, 2001 and 2002 and interest income was $96 and $38 for these periods, respectively.

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

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS 143 for its fiscal year beginning January 1, 2003, but it is not expected to have an impact on the consolidated financial position or results of operations of the Company.

The Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") in 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company no longer amortizes goodwill and management has determined that there has been no impairment in its carrying value. Had the Company excluded goodwill amortization expense in the three months and nine months ended September 30, 2001, net income would have increased by $23 and $70, respectively, and income per share for the three months and nine months ended September 30, 2001 would not change from the amounts reported.

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

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company's consolidated financial statements. For the three and nine months ended September 30, 2001,

Sweet Success generated sales of $0 and $3,350 and operating income of $280 and $813, respectively. For the three months and nine months ended September 30, 2002, Sweet Success was inactive. The liabilities of the discontinued operation have been recorded at fair value under the caption "Liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and September 30, 2002.

4. CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in 2001 or in the first nine months of 2002.

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the nine months ended September 30, 2002, the Company repurchased 829,357 additional shares of common stock for an aggregate cost of $671 (an average price of $0.81 per share). The Company accounts for the repurchased shares as treasury stock.

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

6. CONTINGENCIES

In July 2002, certain franchise operators filed a suit against the Company alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit requests an undefined amount of damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows in future years.

7. INCOME TAXES

At December 31, 2001, the Company had net operating loss carryforwards of approximately $8.9 million for federal and state tax purposes. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance was established for the net deferred tax asset based on management's assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results.

In 2002, the Company will offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Accordingly, the Company has recorded a state income tax provision of $149 for the estimated state taxes currently payable on the income earned through September 30, 2002.

8. NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

                                            Three Months Ended              Nine Months Ended
                                               September 30                  September 30
                                            2002          2001              2002         2001
                                            ----          ----              ----         ----
  Net income                              $   365       $    370          $ 3,446      $ 1,196
                                          =======       ========          =======      =======

  Shares used in computing basic net
  income per share                         26,297         27,831           26,561       28,345

  Dilutive effect of stock options            548             --              590           --
                                          -------       --------          -------      -------

  Shares used in computing diluted net
  income per share                         26,845         27,831           27,151       28,345
                                          =======       ========          =======      =======

For both the three and nine months ended September 30, 2001, options to purchase 2,262,834 shares of common stock at exercise prices ranging from $0.45 to $13.50 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For both the corresponding periods ended September 30, 2002, the options excluded from the computation of diluted net income per share were 1,110,500 at exercise prices ranging from $0.75 to $13.50.

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

         Since the Nutri/System businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share). For the nine months ended September 30, 2002, the Company repurchased 829,357 additional shares of common stock for an aggregate cost of $671 (an average price of $0.81 per share).

         From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, the Company generated net income of $1,249 and in the first nine months of 2002, the Company generated net income of $3,446. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company's ability to generate earnings, the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003.

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

         The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. For the three months and nine months ended September 30, 2001, Sweet Success generated sales of $0 and $3,350 and operating income of $0 and $813, respectively. For the nine months ended September 30, 2002, Sweet Success did not have any operating activity. The liabilities of the discontinued operation have been recorded at fair value under the caption "Liabilities of discontinued operation" in the accompanying consolidated balance sheet at December 31, 2001 and September 30, 2002.

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

         Advertising and Marketing Expense. Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs" to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred.

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

         Income taxes. Effective with the merger on September 27, 1999 (see Background for discussion), the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount has been recorded from September 1999 to date in light of the uncertainty of future operating results.

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

       SELECTED FINANCIAL AND OPERATING STATISTICS FOR INTERNET OPERATIONS

                                                   Three Months Ended               Nine Months Ended
                                                      September 30                     September 30
                                                  2002            2001             2002             2001
                                                  ----            ----             ----             ----
     Revenues (000's)                             $3,481          $3,885          $13,320          $13,663
     Cost of revenues (000's)                      1,596           1,796            6,047            6,442
                                                  ------          ------          -------          -------
       Gross margin (000's)                       $1,885          $2,089          $ 7,273          $ 7,221
         % of revenue                               54.2%           53.8%            54.6%            52.9%
     Advertising and marketing (000's)            $  184          $  730          $ 1,087          $ 3,244
         % of  revenue                               5.3%           18.8%             8.2%            23.7%
     New customers                                 5,417          10,248           23,699           37,207
     Advertising and marketing/                   $   34          $   71          $    46              $87
        new customer

     Total revenues/new customer                  $  643          $  379          $   562          $   367

         Internet revenues decreased 10.4% from the third quarter of 2001 to the third quarter of 2002. Internet revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From the third quarter of 2001 to the third quarter of 2002, the number of new customers acquired dropped by 4,831 or 47.1%. The decline in new customers was caused by a large reduction in advertising and marketing spending, which declined by $546 or 74.8% from the third quarter of 2001 to 2002. Total revenues per new customer increased 69.7% from $379 for the third quarter in 2001 to $643 for the third quarter of 2002. The increase in total revenues per new customer is primarily attributable to a) an increase in the average weeks on program per new customer and b) revenues generated by returning customers that totaled approximately $0.8 million in the third quarter of 2002 as compared to $0.5 million in the third quarter of 2001. In the fourth quarter of 2001, Nutri/System began offering an autoship program in which it sends monthly food packages to customers automatically until customers cancel. Management believes this has contributed to the increase in the average weeks on program per new customer.

         The 74.8% decline in advertising spending from the third quarter of 2001 to 2002 was attributable to a sharp decline in television advertising offset by a small increase in cost per acquisition Internet advertising. Advertising spending as a percent of sales declined from 18.8% in the third quarter of 2001 to 5.3% in the third quarter of 2002, and advertising spending per new customer acquired declined from $71 in the third quarter of 2001 to $34 in the third quarter of 2002, a drop of 52.1%. Management believes the Company obtains new customers through a) word-of-mouth referrals generated by an expanding base of former clients, b) people who learned about Nutri/System while watching QVC (see below), c) Internet advertising and Internet searches and d) television advertising.

         Internet revenues decreased $343 from the first nine months of 2001 to the first nine months of 2002. The spending on advertising and marketing declined 66.5% in the same period, resulting in a decline in advertising and marketing cost as a percentage of revenues from 23.7% in the first nine months of 2001 to 8.2% in the first nine months of 2002. Advertising and marketing per new customer (customer acquisition cost) declined 47.1% from $87 to $46 from the first nine months of 2001 to 2002. Gross margin as a percentage of sales increased from 52.9% in the first nine months of 2001 to 54.6% in the first nine months of 2002, primarily as a result of the reduction in promotional sales.

         Television Infomercial Distribution

         In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the Nutri/System diet foods. Under the terms of the Company's agreement with QVC, QVC viewers purchase Nutri/System products directly from QVC and are not directed to the Nutri/System web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to Internet sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutri/System brand. Net sales through the television infomercial distribution channel were $1,408 and $2,236 for the three and nine months ended September 30, 2001, respectively, versus $1,024 and $6,888 for the comparable periods in 2002.

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

         Revenues. Revenues decreased from $6,329 for the third quarter ended September 30, 2001 to $5,458 for the third quarter ended September 30, 2002. The revenue decrease of $871 or 13.8%, resulted from decreased sales from the Internet ($404), QVC ($384), and the franchise network and N/S Direct ($83). In the third quarter of 2002, Internet sales accounted for 64% of total revenues, while QVC, N/S Direct and franchise revenues accounted for 19%, 9% and 8% of total revenues, respectively. In 2001, these percents were 62%, 22%, 8% and 8%, respectively.

         Costs and Expenses. Cost of revenues decreased $528 from $3,589 to $3,061 for the quarters ended September 30, 2001 and 2002, respectively. Gross margin as a percent of revenues was 43.3% and 43.9% for the quarters ended September 30, 2001 and 2002, respectively. Advertising and marketing expenses decreased $546 from $730 to $184 from the third quarter of 2001 to the third quarter 2002. All advertising spending promoted the Internet operations, and, as discussed above, the decline in advertising is attributable to a large decrease in television advertising spending. General and administrative expenses ($1,620 and $1,669 in the third quarter 2001 and 2002, respectively) increased $49 due to higher expenses in a variety of areas.

         Interest Income. Interest income net of interest expense decreased $4 from $17 in 2001 to $13 in 2002 primarily due to lower interest rates offered on cash balances.

         Net Income. From the third quarter 2001 to the third quarter 2002, net income decreased by $5 from net income of $370 to net income of $365. The decrease in net income is due to higher general and administrative expenses and income tax expense offset by lower advertising spending.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2002

         Revenues. Revenues increased from $19,531 for the nine months ended September 30, 2001 to $23,459 for the nine months ended September 30, 2002. The revenue increase of $3,928, or 20.1%, resulted primarily from the growth of QVC sales ($4,651) offset by lower Internet food sales ($343), and Franchise and Direct revenue ($380). Sales to QVC began in April 2001.

         Costs and Expenses. Cost of revenues increased from $10,828 to $13,242 for the nine months ended September 30, 2001and 2002, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) decreased from 44.6% for the nine months ended September 30, 2001 to 43.6% for the nine months ended September 30, 2002. This decrease was attributable to the impact of sales to QVC, which lowered gross margins. Advertising and marketing expense decreased from $3,244 to $1,087 from the first nine months of 2001 to the first nine months of 2002. Virtually all advertising in these quarters promoted the Internet program. General and administrative expenses increased from $4,904 to $5,220 from the first nine months of 2001 compared to the first nine months of 2002 but declined as a percent of sales from 25.1% to 22.3% from 2001 to 2002. This increase of $316 is due primarily to an increase in costs for compensation expense and professional services.

         Interest Income. Interest income (net of interest expense) decreased $58 from $87 in the first nine months of 2001 to $29 in the first nine months of 2002 primarily due to lower interest rates offered on cash balances.

         Net Income. The Company generated net income of $1,196 for the nine months ended September 30, 2001 as compared to net income of $3,446 for the nine months ended September 30, 2002. This variance of $2,250 was due primarily to increased QVC sales and decreased advertising costs. For the nine months ended September 30, 2001, the Company's net income included income from discontinued operations of $813, and the Company generated income before discontinued operations of $383.

         Liquidity, Capital Resources and Other Financial Data

         At September 30, 2002, the Company had net working capital of $5,156. Cash and cash equivalents were $3,526. The Company's principal source of liquidity is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

         In the nine months ended September 30, 2002, the Company generated a positive cash flow of $3,278 from operations, primarily attributable to net income adjusted for non-cash items partially offset by increases in working capital.

         In the nine months ended September 30, 2002, net cash used in investing activities was $199, which consisted of a minority investment in an operating company and capital expenditures incurred to increase web site capacity.

         In the nine months ended September 30, 2002, net cash used in financing activities was $671, representing the purchase of 829,357 shares of common stock in open market and privately negotiated transactions.

         Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of September 30, 2002, the Company's principal commitments consisted of obligations under operating leases. These commitments have not materially changed from those disclosed in the consolidated financial statements filed as part of the 2001 Form 10-K. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Based on the Company's ability to generate earnings in 2001 and in the first nine months of 2002, the variable nature of a portion of the Company's expenditures, the cash balance at September 30, 2002 and management's belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through the end of 2003. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

         There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

         Factors Affecting Business and Prospects

         The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors, many of which are outside its control, including the historical seasonality of customer purchases.

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

Item 4.  Controls and Procedures

         Within ninety days prior to the filing of this Report, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. The Company's Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation. Based upon this evaluation, they concluded that, as of the date of this evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 3, 2002, certain franchise operators filed a suit against the Company and certain of its affiliates alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit was filed in the Circuit Court of the First Judicial Circuit, County of Jackson, State of Illinois. It requests an undefined amount of damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows in future years.

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

         (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company:

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

Nutri/System, Inc.

BY: /S/ BRIAN D. HAVESON                                       November 6, 2002
    --------------------                                       ----------------
Brian D. Haveson
President and Chief Executive Officer

BY: /S/ JAMES D. BROWN                                         November 6, 2002
    ------------------                                         ----------------
James D. Brown
Chief Financial Officer and Principal Accounting Officer

                      Statement of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Brian D. Haveson, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Nutri/System, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/S/ BRIAN D. HAVESON
-----------------------
Brian D. Haveson
Chief Executive Officer

                      Statement of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Brown, certify that:

7)   I have reviewed this quarterly report on Form 10-Q of Nutri/System, Inc.;

8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/S/ JAMES D. BROWN
-----------------------
James D. Brown
Chief Financial Officer

Exhibit Index
-------------

     No.     Description
     ---     -----------
     99.1    Certifying Statement of the Chief Executive Officer pursuant to
             Section 1350 of Title 18 of the United States Code

     99.2    Certifying Statement of the Chief Financial Officer pursuant to
             Section 1350 of Title 18 of the United States Code