Form 10-K
period 2002-12-31
NUTRI SYSTEM INC /DE/
filed 2003-03-19
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28551

Nutri/System, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 Welsh Road,
Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,451,856

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 10, 2003: 26,220,504 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Nutri/System, Inc.’s Annual Meeting of Stockholders to be held on April 23, 2003 are incorporated by reference into Part III of this Form 10-K.

NutriSystem, Inc.

PART I

ITEM 1. BUSINESS

Background

Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries (“NutriSystem” or the “Company”) provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the “Predecessor Businesses”), that operated through company-owned and franchised weight loss centers. Currently, the territories of the eight remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no company-owned centers. In addition, there are approximately 30 independent center-based distributors that operate without franchise agreements. These distributors are referred to as case distributors. In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” sales channel) and through QVC and independent commissioned representatives (the “Field Sales” channel) and franchised and case distributor weight loss centers (the “Franchise” channel). In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and, pending stockholder approval, the Company will change its name to NutriSystem, Inc. in 2003.

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

On August 25, 2000, the Company acquired certain assets of the Sweet Success line of diet meal replacement products. In December 2000, the Company determined that it would be unable to obtain the funding required to rebuild the Sweet Success brand, and it discontinued sales of the products in the second quarter of 2001. In December 2002, the Company sold the intellectual property associated with Sweet Success. Sweet Success is reflected in the Consolidated Financial Statements as a discontinued operation.

Industry

Weight loss is a challenge for a significant portion of the American population. According to a study published in the October 2002 Journal of the American Medical Association approximately 127 million Americans are overweight. Furthermore, according to the National Center for Health Statistics, the incidence of obesity in the United States, as defined by federal guidelines, increased between 1980 and 2000 from 15% to 31% of the adult population. Many medical studies have documented a link between obesity and a variety of health concerns. With obesity rates escalating, Americans are increasingly at risk for diseases such as diabetes, certain cancers and various forms of heart disease that may be linked to obesity.

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

Products and Services

For 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. By telephone and through its web site, www.nutrisystem.com, NutriSystem provides a comprehensive weight management program, consisting of support for dieters and a pre-packaged food program. Online support for dieters includes individualized diet and exercise plans, online counseling, support groups, bulletin boards and chat rooms. Trained counselors are available 117 hours a week to answer questions and custom design and recommend an exercise program to help each member achieve his or her weight loss and fitness goals. Members share information and encouragement with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition, exercise and well-being provided on the web site. NutriSystem provides free membership and access to telephone and online support.

The Company’s program incorporates a line of pre-packaged, portion-controlled food sold under the NutriSystem brand. NutriSystem currently offers menu customization from over 100 food selections, which have been developed under the guidance of its team of registered nutritionists. Generally, dieters chose among a variety of weekly food packages containing 7 breakfasts, lunches, dinners and snacks, which they supplement with fresh milk, fruit and vegetables. A full day’s supply of entrees and snacks currently are priced at less than $8.00 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On the web site, members can order food 24 hours a day, seven days a week.

The Company’s telephone and online support addresses many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, the Company’s program allows members to participate conveniently and privately from their own homes or offices.

The Company’s pre-packaged foods are also sold to weight loss program participants through QVC, as well as through the Field Sales and Franchise channels.

Marketing and Advertising

The Company’s primary marketing objective is to leverage NutriSystem’s established brand cost effectively to build participation in the Company’s web site and sales of its food program. The Company uses a combination of online and traditional offline marketing and advertising strategies, including a “before-and-after” campaign.

Offline advertising. Offline advertising is used to encourage qualified customers to call or visit the Company’s web site and increase awareness of the online program. NutriSystem reaches its target audience through a combination of television, direct mail and radio. On television, direct response-focused advertisements capitalize on the NutriSystem brand name and use the proven “before and after” promotional message. Direct mail is a companion to the media advertising and consists of mailings to customers of the Predecessor Businesses as well as Direct members who have purchased or signed up for membership.

Online advertising. The Company’s online advertising strategy includes the use of banner, keyword and sponsorship placements, email newsletters and targeted direct email programs, primarily to its own email database of current and prior members. Since the start of its online advertising activities, the Company has moved aggressively to eliminate sites that have not proven cost effective, and currently places the bulk of its online banner advertising with affiliate programs that are compensated on a cost per customer acquired (CPA) basis.

Fulfillment

NutriSystem currently operates a 27,000 square foot order fulfillment center in Horsham, Pennsylvania. In March 2003 the Company closed its 37,000 square foot order fulfillment center in Reno, Nevada after determining it could meet customer requirements more cost effectively using a single fulfillment center. The Company operates an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or web site customer interface, with order processing and shipping, and allows Internet customers to access shippers’ order tracking numbers online. The Company’s computer-assisted picking system allows for virtually paperless order picking.

Management believes that virtually all Direct customer orders received by 5:00 p.m. weekdays are shipped on the day received. Direct customers are not charged for their orders until the ordered product is shipped. The Company estimates that it can ship to 75% of the domestic population from the Horsham fulfillment center within four business days using standard ground transportation and over 90% of the domestic population within five business days. The Company ships to its members using either Federal Express or United Parcel Service. It does not currently charge customers for shipping and handling on food orders of four weeks or more.

Technology

Physical web site hosting is maintained in two locations by hosting service providers. These third parties provide technologically advanced physical and fire security and electric power back-up for the equipment on which the Company’s web site operates. They also monitor the Company’s servers and their network connections 24 hours a day, seven days a week. Servers at both sites are connected on a real-time basis using advanced clustering technology, which provides the Company with continuous back-up and fail-over protection in the unlikely event that either system should fail.

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

The principal competitive factors in the weight loss market are:

•	the ability to attract and retain customers through promotion and personal referral;
•	the availability, convenience and effectiveness of the weight reduction program;
•	brand recognition and trustworthiness; and
•	program pricing.

Management believes it can compete effectively on these factors. However, it has no control over how successful competitors will be in addressing these factors. By migrating a well-recognized center-based program to the Direct channel, management believes it has gained a competitive advantage in that market.

Many current and potential competitors have larger customer bases, similar or greater brand recognition and significantly greater financial, marketing and other resources than the Company’s. Competitors have and are expected to continue to adopt aggressive pricing schemes and innovative product and service offerings. Increased competition may result in reduced operating margins, an inability to increase market share and a diminished brand franchise for NutriSystem and its competitors.

Seasonality

Typically, revenues of weight loss business, including the Company and the Predecessor Businesses, are lowest in the fourth calendar quarter and during the summer months.

Employees

As of March 10, 2003, the Company had 103 full-time employees. None of the Company’s employees are represented by a labor union and the Company considers its relations with its employees to be good.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act with the Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain this information by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet web site that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov.

RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occur, the Company’s business, financial condition and operating results could be materially adversely affected.

If consumers do not widely accept an online or telephonic source for weight loss products and services, the Company will be unable to increase its customer base.

The Company’s success depends on attracting and retaining a high volume of online or telephonic customers. Factors that could prevent or delay the widespread consumer acceptance of purchasing weight loss products and services online or by telephone include problems with or customer concerns about:

•	the security of online or telephonic transactions;
•	the loss of privacy with respect to personal weight and health information;
•	delays in responses to inquiries;
•	delivery time associated with telephone or online orders, compared to the immediate receipt of products at a store or weight loss center;
•	shipping charges, which do not apply to shopping at stores or traditional weight loss centers;
•	concern about the ability to return or exchange orders;
•	the absence of face-to-face contact with counselors and other dieters; and
•	the loss of the discipline, accountability and support associated with group sessions.

If the Company does not receive adequate supply from its food and other manufacturers, revenues and earnings could suffer.

The Company relies solely on contract manufacturers to supply all of the food and other products it sells. The Company does not have written contracts with any suppliers and it is subject to numerous risks associated with these suppliers’ businesses, including labor disruptions, delivery problems, shortages of ingredients and equipment failure. If the Company cannot supply a sufficient quantity, quality and variety of products to its customers on acceptable commercial terms, it would lose revenues and market share or incur higher costs.

The Company is dependent on its chief executive officer and other key managers for future success and these persons are not obligated to stay with the Company.

The Company’s future success depends to a significant degree on the skills, experience and efforts of Michael J. Hagan, its Chief Executive Officer, and other key managerial personnel. The loss of the services of any of these individuals could harm the business. The Company does not have an employment agreement with Mr. Hagan or any other key personnel. In addition, the Company has not obtained key person life insurance on any key employees. If any key employees left NutriSystem or were seriously injured and became unable to work, the business could be harmed.

The Company may be subject to health-related claims from members or customers.

The Company’s weight loss program does not include medical treatment or medical advice, and the Company does not engage physicians or nurses to monitor the progress of its members. A registered dietician is available to our diet counselors continuously. Many persons who are overweight suffer from other physical conditions, and NutriSystem’s target consumers could be considered a high-risk population in some respects. A member who experiences health problems could bring a lawsuit against the Company alleging that such problems were caused by participation in the weight loss program because certain side effects can be associated with weight loss. For example, the Company’s Predecessor Businesses suffered substantial losses due to allegations that their weight loss programs led to gall bladder disease, even though no medical link was proven. Persons who suffer side effects while participating in the program may assert claims against the Company whether or not the program was responsible for causing the effects. Although the Company carries general liability insurance, its insurance does not cover claims of these types.

The weight loss industry is subject to adverse publicity, which could harm the business.

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm the Company, even if the adverse publicity is not directly related to NutriSystem. In the early 1990s, the

Predecessor Businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the NutriSystem weight loss program led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our Predecessor Businesses in 1993. More recently, the Predecessor Businesses were severely impacted by significant litigation and damaging publicity related to the use by members of the weight loss program of fen-phen as an appetite suppressant, which the Food and Drug Administration (the “FDA”) ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused the Predecessor Businesses to close all of their company-owned weight loss centers. Congressional hearings about certain practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenues of weight loss businesses. Future research reports or publicity that are perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in the Company’s revenues. Because of the Company’s dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of the Company’s products or competitors’ similar products, whether or not accurate, could also damage customer confidence in the NutriSystem weight loss program and result in a decline in revenues. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

New weight loss products or services may put the Company at a competitive disadvantage.

On an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than NutriSystem, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that was perceived to be safe, effective and “easier” than a portioned controlled meal plan would put the Company at a disadvantage in the marketplace and results of operations could be negatively affected.

The weight loss industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Certain advertising practices in the weight loss industry have led to investigations from time to time by the Federal Trade Commission (the “FTC”) and other governmental agencies. Many companies in the weight loss industry, including the Predecessor Businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. The Company continues to be subject to such consent decrees. These consent decrees restrict the manner in which the Company’s advertising describes the success members have achieved in losing weight through the program and require the Company to include the phrase “results not typical” in such advertisements. The Company cannot be sure that this regulation will not increase in scope or severity in the future, which could have a material adverse impact on its business. Remedies available in administrative actions may include requiring the Company to refund amounts paid by all affected customers or pay other damages, which could be substantial.

The Company may be subject to health-related claims or other liabilities by customers of the Predecessor Businesses, and such claims or liabilities could adversely affect results of operations.

The Predecessor Businesses were subject to numerous claims based on various health-related concerns during their 30-year operating history, including most recently, claims related to the use of fen-phen. American Home Products has agreed to indemnify the Nutri/System L.P. against the fen-phen claims. The Company has not been named in any such litigation, however, if it were, it would need to defend itself against such claims. Such litigation, regardless of its merit and ultimate outcome, is often lengthy and costly. Therefore, if the Company becomes involved in any such litigation, results of operations could be negatively affected.

The sale of ingested products involves product liability and other risks.

Like any other distributor of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The food that the Company resells is subject to certain laws and regulations of the FDA, which establishes manufacturing practices and quality standards for food products. If the Company does not have adequate insurance or contractual indemnification from its suppliers, product liability claims could have a material adverse effect on the business. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including the Predecessor Businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company’s insurance coverage would harm it by adding costs to the business and by diverting the attention of senior management from the operation of the business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenues.

The Company may be subject to claims that its personnel are unqualified to provide proper weight loss advice.

Most of the Company’s counselors for our diet program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from the Company. NutriSystem may be subject to claims from its members alleging that its personnel do not have the qualifications necessary to provide proper advice regarding weight loss. The Company may also be subject to claims that its personnel have provided inappropriate advice or have inappropriately referred or failed to refer members for matters other than weight loss. Although the Company carries relevant liability insurance, such claims could result in damage the Company’s reputation.

NutriSystem has a history of operating losses and an accumulated deficit and it may become unprofitable.

The Company and its Predecessor Businesses have incurred losses in four of the last six years. At December 31, 2002, the Company had an accumulated deficit of $23 million. The Company needs to continue to generate significant revenues to maintain profitability, and it may not be able to do so.

The Company’s stock price has been volatile and its trading volume has been low. These conditions may continue or worsen.

The Company’s common stock was delisted from the Nasdaq National Market on May 25, 2001 and before and since it has been trading at very low volumes. The Company cannot predict when a more liquid trading market may develop. In addition, the Company’s share price may decline for reasons related, or unrelated, to future operating results. For example, in October 2000, the Company’s share price declined substantially for reasons it believes are unrelated to operating performance. There are many factors, including the risk factors described in this Annual Report on Form 10-K, that may cause operating results to fluctuate or have a significant adverse effect on the market price of the Company’s common stock.

Certain anti-takeover provisions in the Company’s certificate of incorporation and Delaware law may deter or prevent a change in control of the Company, even if that change would be beneficial to its stockholders.

Provisions of the Company’s certificate of incorporation, bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of the Company, including transactions in which its stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

The Company’s certificate of incorporation permits its Board of Directors to issue preferred stock without stockholder approval upon such terms as its Board of Directors may determine. The rights of the holders of its common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the Company’s outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of the Company’s common stock.

ITEM 2. PROPERTIES

The Company currently leases approximately 48,500 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2004 at an annual rent of $350,000 and approximately 37,000 square feet of warehouse space in Reno, Nevada pursuant to a lease expiring in April of 2003 at an annual rent of $124,000. The Company does not intend to renew its Reno, Nevada lease. Management believes the Horsham facility is adequate for the Company’s needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On July 3, 2002, six franchise operators filed a suit against the Company and certain of its affiliates alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit was filed in the Circuit Court of the First Judicial Circuit, County of Jackson, State of Illinois. The plaintiffs request an undefined amount of damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in future years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN THE FOURTH QUARTER OF

                FISCAL 2002

None.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their respective ages and positions are as follows:

Name	Age	Position

Michael J. Hagan	40	Chairman, Chief Executive Officer and Director

Djorde (George) Jankovic	35	President, Chief Operating Officer and Director

James D. Brown	45	Chief Financial Officer and Treasurer

Brendon Perero	26	Chief Information Officer

Deborah A. Gallen	44	Vice President, E-Commerce

Michael J. Hagan was appointed chairman of the board of directors and chief executive officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business internet and software company, and held a number of executive positions at Verticalnet since its founding in 1995, including chairman of the board from February 2002 to the present, president and chief executive officer from January 2001 to February 2002, executive vice president and chief operating officer from January 2000 to January 2001 and senior vice president prior to that time. Prior to founding Verticalnet, Mr. Hagan was a vice president and senior manager at Merrill Lynch Asset Management from 1990 to 1995, and worked for Bristol Meyers Squibb from 1988 to 1990. Mr. Hagan is a director of Verticalnet, Inc. Mr. Hagan is also a trustee of Saint Joseph’s University.

Djorde (George) Jankovic was appointed President and Chief Operating Officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Jankovic was the founder, chairman and chief executive officer of beMany, Inc., a provider of residential telecom and energy services, from September 1999 to November 2002. Mr. Jankovic was vice president of product development of Verticalnet, Inc. from September 1998 to September 1999. Mr. Jankovic was co-founder and chief executive officer of RF Globalnet, Inc. from March 1996 until it was acquired by Verticalnet in September 1998.

James D. Brown has been the Company’s Chief Financial Officer since December 1999 and its Treasurer since February 2000. Prior to joining NutriSystem, Mr. Brown was Chief Financial Officer of ImageMax, Inc., a document management company, from 1997 to 1999, and Chief Financial Officer of LMR Holdings, a holding company for textile component manufacturers, from 1996 to 1997. During 1995, Mr. Brown was President of Main Line Management, a management consulting firm, and from 1990 to 1994 he was Chief Financial Officer of Liberty Broadcasting Group, a consolidator of radio broadcasting properties, and Controller of Lancer Industries, Inc., a diversified manufacturer.

Brendon R. Perero has been NutriSystem’s Chief Information Officer since August 1999. From 1997 to 1999, Mr. Perero was a Vice President and Senior Programmer/Developer of INetU, Inc., a firm engaged in Internet hosting and consulting. From 1997 to 1998, Mr. Perero was also a member of the Design Council for IBM Net.Commerce and collaborated with IBM for third party development of e-commerce software. Prior to 1997, Mr. Perero was a college student.

Deborah A. Gallen has served as the Company’s Vice President, E-Commerce since August 1999. She was Vice President, Operations for NutriSystem’s predecessor from 1995 until 1999 and was Director of Health Care Services for the predecessor from 1994 to 1995. Previously, Ms. Gallen was Director of Outpatient Care for the Mercy Health System in Philadelphia, Pennsylvania. Ms. Gallen is also a registered nurse.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock traded on the Nasdaq National Market from June 16, 2000 to May 25, 2001 and currently trades on the Nasdaq OTC Bulletin Board. The Company’s common stock trades under the symbol “THIN.” The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported on the Nasdaq National Market and the Nasdaq OTC Bulletin Board.

	High	Low
2001 First Quarter	$0.88	$0.56
2001 Second Quarter	0.76	0.41
2001 Third Quarter	0.64	0.35
2001 Fourth Quarter	0.37	0.12

2002 First Quarter	0.88	0.35
2002 Second Quarter	0.90	0.70
2002 Third Quarter	0.85	0.62
2002 Fourth Quarter	1.10	0.50

On March 10, 2003, the closing bid price of the Company’s common stock on the Nasdaq OTC Bulletin Board was $0.70. As of March 10, 2003, the Company had approximately 292 record holders of its common stock.

The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and other Financial Data.”

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2002		2001		2000		1999	1998
Statement of Operations Data:
Revenues:
Total revenues	$27,569		$23,798		$20,202		$8,584	$9,285

Costs and expenses:
Cost of revenues	15,653		13,114		11,055		6,196	7,101
Advertising and marketing	1,392		3,565		8,432		520	113
General and administrative	7,738		6,379		6,068		3,464	2,140
Depreciation and amortization	336		418		307		99	79
Non-cash compensation expense	37		61		20		8,202 (a)	—

Operating income (loss) from continuing operations	2,413		261		(5,680)		(9,897)	(148)

Discontinued operation	200	(b)	813	(b)	(8,586	)(b)	—	—

Net income (loss)	$2,411		$1,249		$(13,984)		$(9,633)	$(42)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.08		$0.01		$(0.19)		$(0.45)	$(0.00)
Discontinued operation	—		$0.03		$(0.03)		—	—
Disposal of discontinued operation	$0.01		—		$(0.28)		—	—

Basic and diluted	$0.09		$0.04		$(0.50)		$(0.45)	$(0.00)

Weighted average shares outstanding
Basic	26,475		28,156		28,006		21,449	19,539
Diluted	26,917		28,201		28,006		21,449	19,539

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,005	$1,118	$1,638	$2,902	$361
Working capital	4,445	2,310	1,434	3,509	1,047
Total assets	8,277	6,387	5,908	5,856	2,930
Non-current liabilities	255	123	145	133	153
Stockholders’ equity	5,249	3,488	2,901	4,391	523

(a)	Compensation charges of $8,202 were recorded in 1999 in connection with the issuance of 8,200,000 shares of common stock to the former president of the Company.

(b)	In 2000 and 2001, the Company recorded a loss from discontinued operation of $713 and an operating profit of $813, respectively. Also in 2000, the Company recorded a loss on disposal of $7,873 consisting of a write off of intangibles of $7,650 and $223 of other shutdown related costs. In 2002, the Company recorded a gain of $200 upon the sale of the intellectual property associated with Sweet Success. See discussion relating thereto in Note 3 of the Notes to the Consolidated Financial Statements.

The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Report on Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to NutriSystem, Inc. or its management, are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors.” Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Form 10-K Annual Report. Dollar amounts are stated in thousands.

Background

Nutri/System, Inc. (a Delaware corporation) together with its subsidiaries (“NutriSystem” or the “Company”) provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the “Predecessor Businesses”), that operated through company-owned and franchised weight loss centers. Currently, the territories of the eight remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no company-owned centers. In addition, there are approximately 30 independent center-based distributors that operate without franchise agreements. These distributors are referred to as case distributors. In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” sales channel) and through QVC and independent commissioned representatives (the “Field Sales” channel) and franchised and case distributor weight loss centers (the “Franchise” channel). In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and, pending stockholder approval, the Company will change its name to NutriSystem, Inc. in 2003.

Since the NutriSystem businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In 2001 and 2002, the Company repurchased 2,540,191 shares of common stock for an aggregate cost of $1,418 (an average price of $0.56 per share).

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction.

Since 1993, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001 and 2002, the Company generated net income of $1,249 and $2,411, respectively, including income from discontinued operations of $813 in 2001 and $200 in 2002. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company’s ability to generate earnings in the last two years, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2002 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004.

Discontinued Operation

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the “Seller”) in return for 900,000 shares of the Company’s common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line distributed in traditional retail outlets such as drug and grocery stores and price clubs. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001.

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, over the course of 2000 and 2001 the Company was able to generate $1,753 in net positive cash flow from the product line, consisting of $7,773 in operating losses offset by $8,197 in non-cash expenses and a positive $1,329 in cash generated from reductions in working capital. In 2000 and 2001, the Sweet Success product line provided a positive net cash flow of $1,212 and $541, respectively, as cash generated through the operation of the product line and the disposal of inventory exceeded payments related to the shut down of the product line.

The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company’s ownership in 2000 and 2001, Sweet Success generated sales of $4,215 and $3,350, respectively, and incurred an operating loss of $713 and an operating profit of $813, respectively. In conjunction with the discontinuance of operation, in 2000 the Company recorded a loss on disposition of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs. Except for a sale of intellectual property, Sweet Success was inactive in 2002. In December, 2002, the Company sold the intellectual property associated with Sweet Success for $150 cash, a $50 promissory note, deferred payments based on sales achieved by the buyer and a warrant to purchase equity of the buyer. The Company recorded a gain of $200 from the transaction.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing the consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Revenue Recognition. The Company recognizes revenues, net of a reserve for returns, when the related products are shipped to the end-consumer or to franchise or case distributors. Revenues for products distributed through QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Management reviews the return reserves at each reporting period and adjusts them to reflect data available at that time. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for 2000, 2001 and 2002 were $195, $474 and $1,482, respectively.

Valuation of Fixed Assets and Goodwill. The Company records fixed assets and goodwill at cost. Fixed assets are being amortized on a straight-line basis over the estimated useful life of those assets. Under the guidance of SFAS 142, goodwill is no longer being amortized. In conjunction with acquisitions of businesses or product rights, management allocates the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. Management continually assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company’s fixed assets and acquired businesses and products. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets or goodwill may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial position and results of operations.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $5,000 as of December 31, 2002. Generally accepted accounting principles require the Company to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that the Company will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s history of unprofitable operations, the Company has not recognized a net deferred tax asset.

Prior to 2001, the Company and the Predecessor Businesses incurred net losses for over eight years. Continued profitability in future periods could cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, which is subject to management’s judgment, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period.

Results of Operations

Revenues and expenses consist of the following components:

Revenues. Revenues consist of food sales and franchise royalty fees. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, incoming and outgoing shipping costs, charge card discounts and packing material. Cost of products sold includes products provided at no charge as part of promotions. Cost of sales includes the fees paid to independent distributors.

Advertising and Marketing Expense. Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred.

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

The Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food directly from the Company through the web site or by telephone. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues) and total advertising and marketing expense as a percentage of revenues.

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except customer data)

	2002	2001	2000
Revenues	$16,127	$16,578	$13,986
Cost of revenues	7,454	7,743	6,534

Gross margin % of revenue	$8,673 53.8%	$8,835 53.3%	$7,452 53.3%
Advertising and marketing % of revenue	$1,392 8.6%	$3,565 21.5%	$8,432 60.3%
New customers	27,783	42,256	48,122
Advertising and marketing/ new customer	$50	$84	$175
New customer revenue/new customer	$408	$317	$286

Direct revenues decreased 2.7% from 2001 to 2002. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From 2001 to 2002, the number of new customers acquired dropped by 14,473 or 34.3%, while the revenue generated from each new customer increased 28.7% from $317 in 2001 to $408 in 2002. Returning customers generated $3.2 million in revenues in 2001 and $4.8 million in revenues in 2002. Direct revenues declined slightly in the face of a sharp drop in new customers because sales from each new customer and sales from returning customers increased. The decline in new customers was caused by a large reduction in advertising and marketing spending, which dropped by $2.2 million or 60.9% from 2001 to 2002. The increase in revenues obtained from each new customer is primarily attributable to the introduction of the autoship program in November of 2001, in which the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Total revenues from returning customers increased as the number of former customers familiar with the Company’s Direct sales channel increased.

From 2000 to 2001, Direct revenues increased 18.5%. The number of new customers acquired from 2000 to 2001 dropped by 5,866 or 12.2%, while the revenue generated from each new customer increased 10.8% from $286 in 2000 to $317 in 2001. Returning customers generated $0.2 million in revenues in 2000 and $3.2 million in revenues in 2001. Direct revenues increased because sales per new customer and sales from returning customers increased, though the number of new customers declined. The decline in new customers was caused by a large reduction in advertising and marketing spending, which dropped by $4.9 million or 57.7% from 2000 to 2001 primarily due to a reduction in Internet banner advertising that management determined was not effective. The increase in revenues obtained from each new customer is primarily attributable to improved customer support and retention. Total revenues from returning customers was negligible in 2000 because the website went up less than two months prior to January 1, 2000.

Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, the Company believes, exposure on QVC raises consumer awareness of the NutriSystem brand.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased from $23,798 for the year ended December 31, 2001 to $27,569 for the year ended December 31, 2002. The revenue increase of $3,771, or 15.9%, resulted from increased sales to QVC ($4,694) which began distributing the Company’s products in the second quarter of 2001. Offsetting these increases was a decline in sales of $451, $250, and $222 through the Direct, Franchise and Field Sales channels, respectively. In 2002, Direct sales accounted for 59% of total revenues, while QVC, N/S Direct and franchise revenues accounted for 26%, 8% and 7% of total revenues, respectively. In 2001, the comparable percents were 70%, 11%, 10%, and 9% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $2,539 from $13,114 to $15,653 for the years ended December 31, 2001 and 2002, respectively. Gross margin as a percent of revenues decreased from 44.9% in 2001 to 43.2% in 2002. The decrease in gross margin is due to lower margin QVC sales accounting for a higher percent of overall sales. In 2002 and 2001, gross margin for Direct sales remained approximately the same. Advertising and marketing expenses decreased $2,173 from $3,565 to $1,392 from 2001 to 2002. All advertising spending promoted the Direct channel, and, as discussed above, the decline in advertising is attributable to the decrease in television advertising. General and administrative expenses ($6,379 and $7,738 in 2001 and 2002, respectively) increased $1,359 from 26.8% of sales to 28.1% of sales. The Company incurred higher expenses in a variety of areas related to expanded operations including compensation, professional services, and packaging expenses. Included in general and administrative costs in 2002 are $481 in severance relating to the Company’s former Chief Executive Officer and $175 in charges relating to discontinued packaging and products. Also in general and administrative costs in 2002 is $239 in legal defense costs accrued in accordance with the Company’s accounting policies. The legal defense costs relate to a suit brought by six franchise operators (see Item 3); no provision has been made for any potential settlement costs in this matter.

Other expense in 2002 of $100 represents the cost of settling an employment-related complaint filed by certain employees of the Company’s Reno facility. In 2001, the Company had other income of $77 representing passive investment income.

Interest Income. Interest income net of interest expense decreased $57 from $98 in 2001 to $41 in 2002 primarily due to lower interest rates.

Net Income. From 2001 to 2002, the Company improved its net results from net income of $1,249 to net income of $2,411. In 2001 and 2002, the Company’s net income included income from discontinued operations of $813 and $200, respectively. The Company generated operating income from continuing operations of $261 in 2001 and $2,413 in 2002. This sharp increase in operating income of $2,152 is primarily related to the decrease in advertising expense.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Revenues increased from $20,202 for the year ended December 31, 2000 to $23,798 for the year ended December 31, 2001. The revenue increase of $3,596, or 17.8%, resulted from higher Direct food sales ($2,592) and the initiation of sales to QVC ($2,682). Offsetting these increases was a decline in sales of $1,678 through the Franchise and Field Sales channels. In 2001, Direct sales accounted for 70% of total revenues, while QVC, Field Sales and Franchise revenues accounted for 11%, 10% and 9% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $2,059 from $11,055 to $13,114 for the years ended December 31, 2000 and 2001, respectively. Gross margin as a percent of revenues was 45% in both years. In 2000 and 2001, the share of total revenues and gross margin as a percent of sales represented by the Direct channel remained approximately the same. Advertising and marketing expenses decreased $4,867 from $8,432 to $3,565 from 2000 to 2001. All advertising spending promoted Direct sales, and, as discussed above, the decline in advertising is attributable to the elimination of Internet banner advertising that management determined was not cost effective. General and administrative expenses ($6,068 and $6,379 in 2000 and 2001, respectively) increased $311 but declined as a percent of sales from 30% to 27% from 2000 to 2001. The Company incurred high expenses in a variety of areas related to expanded operations including compensation, rent and insurance offset by lower spending in other areas including professional services. In 2001, the Company also reduced a reserve associated with closing of company-owned weight loss centers in 1997, which resulted in a $235 reduction in general and administrative expense.

Interest Income. Interest income net of interest expense decreased $100 from $198 in 2000 to $98 in 2001 primarily due to lower average cash balances and interest rates.

Net Income/Loss. From 2000 to 2001, the Company improved its net results from a net loss of $13,984 to net income of $1,249. The net loss in 2000 included losses from a discontinued operation of $8,586, including a $7,650 write off on intangibles. In 2000, the operating loss from continuing operations of $5,680 is primarily attributable to high advertising and marketing expenses. In 2001, the Company’s net income included income from discontinued operations of $813, and the Company generated operating income from continuing operations of $261.

Contractual Obligations and Commercial Commitments

Following is a summary of contractual obligations of the Company. The Company has no other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases	$928	$499	$425	$4	$—
Contract with former executive	517	259	258	—	—

Total	$1,445	$758	$683	$4	$—

Liquidity, Capital Resources and Other Financial Data

At December 31, 2002, the Company had net working capital of $4,445, an increase of $2,135 from the $2,310 net working capital balance at December 31, 2001. The increase in net working capital is primarily attributable to a $1,887 increase in cash and cash equivalents generated from net income adjusted for non-cash items. Cash and cash equivalents at December 31, 2002 were $3,005. The Company’s principal source of liquidity was the cash obtained from a private placement transaction completed in 2000 coupled with positive cash flow from operations in 2001 and 2002. The Company currently has no bank debt or term or revolving credit facilities to fund operating cash flow or investment opportunities.

In the year ended December 31, 2002, the Company generated a positive cash flow of $2,913 from operations, primarily attributable to net income adjusted for non-cash items, partially offset by increases in working capital.

In the year ended December 31, 2002, net cash used in investing activities was $239, which consisted of an investment the Company made in a start up company formed to provide diet and fitness programs in center locations and capital expenditures incurred to increase web site capacity.

In the year ended December 31, 2002, net cash used in financing activities amounted to $787, primarily representing common stock purchased in open market and privately negotiated transactions. The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of common stock, and through March 10, 2002 a total of 2,540,291 shares have been repurchased. While further repurchases are authorized, the Company has made no commitments to repurchase additional shares.

Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of December 31, 2002, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company (see notes to Consolidated Financial Statements). Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities. Based on the Company’s ability to generate earnings in 2001 and 2002, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2002 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

Factors Affecting Business and Prospects

The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors, many of which are outside its control.

Inflation

The Company’s financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years’ inflation. While the U.S. inflation rate has been modest for several years, inflation issues may impact business in the future. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. Management is still evaluating the impact of this statement on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the consolidated financial position or results of operations of the Company.

In 2002, the Company adopted SFAS 144, which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of.” SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) in 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company no longer amortizes goodwill and management has determined that there has been no impairment in its carrying value. Had the Company excluded goodwill amortization expense in 2001 and 2000, net income (loss) would have increased (decreased) by $93 for each year and income per share for 2001 would have increased $0.01 and 2000 would not change from the amounts reported.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at December 31, 2002 and its cash and cash equivalents of $3,005 are maintained in bank accounts and $200 is invested in certificates of deposit. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 24 through 42 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See report on Form 8-K dated July 3, 2002 on a change in the Company’s independent public accountants for fiscal year 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption “Election of Directors” in the definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) is incorporated herein by reference. Information regarding the Company’s executive officers is included in Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in the definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Related Party Transactions” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements which begins on page 24 of this Annual Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are incorporated by reference as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

Report dated July 3, 2002 on a change in the Company’s independent public accountants for the fiscal year 2002.

On December 26, 2002, the registrant filed a Form 8-K reporting under Item 1 that on December 20, 2002 there was a change in control of the Company. The Company was not a party to the transaction.

NUTRISYSTEM, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Nutri/System, Inc.:

We have audited the 2002 consolidated financial statements of Nutri/System, Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Nutri/System, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Nutri/System, Inc. and subsidiaries as of December 31, 2002 , and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ KPMG LLP

Philadelphia, Pennsylvania

February 10, 2003

The following is a copy of a report issued by Arthur Andersen LLP and included in the 2001 Form 10-K report for the fiscal year ended December 31, 2001 filed on March 5, 2002. This report has not been reissued by Arthur Andersen LLP, and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K. For further discussion, see Exhibit 23.02 to this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nutri/System, Inc.:

We have audited the accompanying consolidated balance sheets of Nutri/System, Inc. (formerly nutrisystem.com inc.)(a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,

February 13, 2002

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,005	$1,118
Restricted cash	325	528
Trade receivables	401	222
Inventories	2,885	2,758
Other current assets	602	460

Total current assets	7,218	5,086
FIXED ASSETS, net	600	852
GOODWILL	290	290
OTHER ASSETS	169	159

	$8,277	$6,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,585	$2,346
Accrued payroll and related benefits	142	113
Liabilities of discontinued operation	56	161
Deferred revenue	506	—
Other current liabilities	484	156

Total current liabilities	2,773	2,776
NON-CURRENT LIABILITIES	255	123

Total liabilities	3,028	2,899

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 26,218,937 at December 31, 2002 and 28,735,794 at December 31, 2001; shares outstanding – 26,218,937 at December 31, 2002 and 27,065,394 at December 31, 2001)	26	29
Additional paid-in capital	27,963	29,333
Warrants	324	324
Accumulated deficit	(23,064)	(25,475)
Treasury stock, at cost (1,670,400 shares at December 31, 2001)	—	(723)

Total stockholders’ equity	5,249	3,488

	$8,277	$6,387

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31
	2002	2001	2000
REVENUES	$27,569	$23,798	$20,202

COSTS AND EXPENSES:
Cost of revenues	15,653	13,114	11,055
Advertising and marketing	1,392	3,565	8,432
General and administrative	7,738	6,379	6,068
Depreciation and amortization	336	418	307
Non-cash compensation expense	37	61	20

	25,156	23,537	25,882

Operating income (loss) from continuing operations	2,413	261	(5,680)
OTHER INCOME (LOSS)	(100)	77	84
EQUITY IN LOSSES OF AFFILIATE	(143)	—	—
INTEREST INCOME, net	41	98	198

Income (loss) before discontinued operation	2,211	436	(5,398)
DISCONTINUED OPERATION (Note 3):
Income (loss) from operation	—	813	(713)
Gain (loss) on disposal	200	—	(7,873)

Net income (loss)	$2,411	$1,249	$(13,984)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$0.08	$0.01	$(0.19)
Discontinued operation	—	0.03	(0.03)
Disposal of discontinued operation	0.01	—	(0.28)

	$0.09	$0.04	$(0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,475	28,156	28,006
Diluted	26,917	28,201	28,006

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Treasury Stock	Total
BALANCE, January 1, 2000	27,176,737	$27	$16,760	$344	$(12,740)	$—	$4,391
Net loss	—	—	—	—	(13,984)	—	(13,984)
Amortization of deferred compensation	—	—	20	—	—	—	20
Exercise of stock options	1,666	—	2	—	—	—	2
Exercise of warrants	42,391	—	40	(20)	—	—	20
Issuance of common stock	1,515,000	2	12,450	—	—	—	12,452

BALANCE, December 31, 2000	28,735,794	29	29,272	324	(26,724)	—	2,901
Net income	—	—	—	—	1,249	—	1,249
Amortization of deferred compensation	—	—	61	—	—	—	61
Purchase of treasury stock	(1,670,400)	—	—	—	—	(723)	(723)

BALANCE, December 31, 2001	27,065,394	29	29,333	324	(25,475)	(723)	3,488
Net income	—	—	—	—	2,411	—	2,411
Amortization of deferred compensation	—	—	37	—	—	—	37
Exercise of stock options	23,334	—	8	—	—	—	8
Purchase of treasury stock	(869,791)	—	—	—	—	(695)	(695)
Retirement of treasury stock	—	(3)	(1,415)	—	—	1,418	—

BALANCE, December 31, 2002	26,218,937	$26	$27,963	$324	$(23,064)	$—	$5,249

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,411	$1,249	$(13,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Discontinued operation net (income) loss	(200)	(813)	8,586
Net cash from discontinued operation	45	541	1,212
Equity in losses of affiliate	143	—	—
Depreciation and amortization	336	418	307
Non-cash compensation expense	37	61	20
Loss on disposals	—	16	9
Other non-cash expense	—	—	625
Changes in operating assets and liabilities-
Restricted cash	203	(3)	(165)
Trade receivables	(129)	62	(144)
Inventories	(127)	(1,323)	(666)
Other assets	(140)	(42)	313
Accounts payable	(761)	454	1,022
Accrued payroll and related benefits	29	(18)	66
Deferred revenue	506	—	—
Other liabilities	560	(260)	33

Net cash provided by (used in) operating activities	2,913	342	(2,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(84)	(139)	(982)
Investment in affiliate	(155)	—	—

Net cash used in investing activities	(239)	(139)	(982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	8	—	22
Repayment of non-current liabilities	(100)	—	—
Issuance of common shares, net of costs	—	—	2,462
Treasury stock purchases, at cost	(695)	(723)	—

Net cash provided by (used in) financing activities	(787)	(723)	2,484

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,887	(520)	(1,264)
CASH AND CASH EQUIVALENTS,
beginning of year	1,118	1,638	2,902

CASH AND CASH EQUIVALENTS,
end of year	$3,005	$1,118	$1,638

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (a Delaware corporation) together with its subsidiaries (the “Company”) provides weight loss programs and distributes pre-packaged foods. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and, pending stockholder approval, the Company will change its name to NutriSystem, Inc. in 2003.

NutriSystem, Inc. and its predecessor businesses, including NutriSystem L.P. and NutriSystem Direct, L.L.C. (collectively, the “Predecessor Businesses”), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the nine remaining independent franchised weight loss centers encompass less than 1% of the United States population, approximately 30 independent center-based distributors operate without franchise agreements (“case distributors”) and there are no Company-operated centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a shopping television network. The Company’s pre-packaged foods are now sold to weight loss program participants directly by Internet and telephone and through QVC, independent commissioned representatives and franchised and case distributor weight loss centers.

Since the inception of the NutriSystem business in 1972, the Company and its predecessors have operated in various organizational and legal structures. In early 1993, the business was party to a bankruptcy proceeding. This case was converted to a Chapter 11 proceeding effective June 4, 1993. One of the Company’s predecessors operated as a debtor in possession through December 1993. In 1999, the Company acquired the Predecessor Businesses for cash of $3,400 plus 17,500,000 shares of common stock. In order to fund the Company’s purchase of the Predecessor Businesses and planned investments, the Company completed a private placement in 1999 that raised net proceeds of approximately $7,574. The Company completed another private placement in 2000 that raised net proceeds of $2,462.

From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses. In 2001 and 2002, the Company generated net income of $1,249 and $2,411, respectively. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company’s ability to generate earnings in the past two years, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2002 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouses or in a QVC distribution center (see Revenue Recognition below). Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease terms. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired, and was generated from the acquisition of a minority interest in the Company. As of December 31, 2002, goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, the Company no longer amortizes goodwill on a periodic basis (see Recently Issued Accounting Pronouncements below).

Investment Carried Under the Equity Method

For any investment where the Company has the ability to exercise significant influence over the operating and financial policies of the affiliate, the investment is accounted for under the equity method. The Company invested $156 for a 25% interest in Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. For the year ended December 31, 2002, the Company recorded a loss of $143 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s applicable portion of the affiliate’s loss from operations. The net investment of $13 at December 31, 2002 is included in “Other assets” in the accompanying consolidated balance sheet. As of December 31, 2002, the Company had no commitment to make further investments in Turning Point Weight Loss Centers, LLC.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2002 and 2001, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped to the end-consumer or to franchise or case distributors. Revenues for products distributed through QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Product inventory held by QVC is carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer are recorded as deferred revenue in the consolidated balance sheet.

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors, as well as franchise royalty fees. Revenues from shipping and handling charges were $361, $491, and $581 in 2002, 2001 and 2000, respectively.

Advertising Costs

The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting for Advertising Costs”, to account for its Internet site linking agreements. Under SOP 93-7, the Company amortizes the costs associated with its linking agreements over the contract terms, with the amortization method primarily based on the rate of delivery of a guaranteed number of impressions to be received during the contract term. To the extent additional payments are required to be made based on factors such as click-throughs and new customers generated, such payments are charged to expense as incurred. All other advertising costs are charged to expense as incurred. At December 31, 2002 and 2001, $283 and $53, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $1,270, $3,443 and $8,218 in 2002, 2001 and 2000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax asserts and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As a result of a merger transaction completed in 1999, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of the merger date. A valuation allowance of $790 was recorded based on management’s assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity. In addition, a full valuation allowance has been recorded for the other net deferred tax asset that exists at December 31, 2002 and 2001 (see Note 11).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables, inventories and accounts payable, approximate the fair values due to the short-term nature of these instruments.

Net Income and Loss Per Common Share

Basic net income and loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. For 2002 and 2001, diluted net income per common share reflects the potential dilution from the exercise of outstanding options into common stock. For 2000, the impact of common stock equivalents has not been included in the weighted average shares for diluted net loss per share purposes since its effect would be anti-dilutive. In 2002 and 2001, common stock equivalents representing 1,270,500 and 2,262,834 shares of common stock, respectively, were excluded from weighted average shares for diluted net loss per share purposes since their effect would be anti-dilutive.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. Cash equivalents at December 31, 2002 and 2001 consist of $200 in certificates of deposit.

The Company made payments for income taxes of $6 in 2002; no such payments were made in 2001 and 2000. Payments for interest were $37, $4, and $3 in 2002, 2001 and 2000, respectively.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. Management is still evaluating the impact of this statement on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the consolidated financial position or results of operations of the Company.

In 2002, the Company adopted SFAS 144, which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of.” SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) in 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company no longer amortizes goodwill and management has determined that there has been no impairment in its carrying value. Had the Company excluded goodwill amortization expense in 2001 and 2000, net income (loss) would have increased (decreased) by $93 for each year and income per share for 2001 would have increased $0.01 and 2000 would not change from the amounts reported.

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

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for its stock options plans. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

	Year Ended December 31
	2002	2001	2000
Net income (loss):
As reported	$2,411	$1,249	$(13,984)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	37	61	20
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(446)	(787)	(520)

Pro forma	$2,002	$523	$(14,484)

Basic net income per share:
As reported	$0.09	$0.04	$(0.50)

Pro forma	$0.08	$0.02	$(0.52)

Diluted net income per share:
As reported	$0.09	$0.04	$(0.50)

Pro forma	$0.07	$0.02	$(0.52)

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weight average assumptions:

	2002	2001	2000
Dividend yield	None	None	None
Expected volatility	94.7%	101.9%	34.4%
Risk-free interest rate	4.80%	4.58%	5.87%
Expected life (in years)	5.3	4.3	7.0

The weighted average fair value of the options issued in 2002, 2001 and 2000 was $0.33, $0.28 and $2.19, respectively.

3. DISCONTINUED OPERATION

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the “Seller”) in return for 900,000 shares of the Company’s common stock, representing 3.1% of the shares outstanding after the transaction. The acquisition was recorded using the purchase method of accounting. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller are unregistered and restricted. The Company entered into a registration rights agreement with the Seller that provides demand registration rights after April 15, 2001. To date, the Seller has not made a request to register the shares.

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company’s consolidated financial statements. Under the Company’s ownership in 2000, Sweet Success generated sales of $4,215 and incurred an operating loss of $713. The Company recorded a loss on disposal of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs. In 2001, Sweet Success generated sales of $3,350 and operating income of $813. Except for the sale of intellectual property (see below), Sweet Success was inactive in 2002. The liabilities of the discontinued operation have been recorded at fair value under the caption “Liabilities of discontinued operation” in the accompanying consolidated balance sheet at December 31, 2002 and 2001.

In December 2002, the Company sold the intellectual property associated with Sweet Success for $150 cash, a $50 promissory note due March 2003, deferred payments based on sales achieved by the buyer and a warrant to purchase equity of the buyer. The Company recorded a gain of $200 from the transaction.

4. FIXED ASSETS

Fixed assets consist of the following:

	December 31
	2002	2001
Furniture and fixtures	$172	$165
Equipment	1,316	1,241
Leasehold improvements	124	124

	1,612	1,530
Accumulated depreciation	(1,012)	(678)

	$600	$852

Depreciation expense was $336, $325 and $214 in 2002, 2001 and 2000, respectively.

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
	2002	2001
Lease commitment liability	$—	$120
Legal accrual	235	—
Severance accrual	241	—
Other	8	36

	$484	$156

The lease commitment liability represents remaining rental payments related to the closing of company-owned weight loss centers during 1997. The legal accrual represents the current portion of estimated attorney fees and settlement costs associated with legal actions discussed in Note 7. It is the Company’s policy to accrue for estimated defense costs at the time a matter becomes known. The severance accrual represents the current portion of future payments to a former executive of the Company.

6. RELATED-PARTY TRANSACTIONS

During 2002, 2001 and 2000, the Company purchased $478, $466, and $286, respectively, of food from a vendor that is an affiliate of a former member of the Board of Directors.

In 2002, 2001 and 2000, the Company purchased vitamins and supplements of $3, $58, and $56, respectively, from a vendor that was owned by a former member of the Board of Directors.

Included in non-current liabilities as of December 31, 2001 is a loan for $100 from a former member of the Board of Directors, which bore interest at the rate of 7% per year. This loan was repaid in 2002.

7. COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to five years. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more, consist of the following at December 31, 2002:

2003	$499
2004	385
2005	29
2006	11
2007	4

$928

Total rent expense for 2002, 2001 and 2000, was $624, $613 and $464, respectively.

In December 2002, the Company entered into a contract with its former Chief Executive Officer that will require payments totaling approximately $517,000 over the course of 2003 and 2004.

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

In July 2002, six franchise operators filed a suit against the Company alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit requests an undefined amount of damages. Management plans to vigorously contest this suit. While at this point the loss, if any, can not be reasonably estimated, management, after consultation with legal counsel, believes that the outcome of such matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

The Company is also involved in certain other claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 3% of the employee’s annual salary. Employees vest immediately in their contributions and the Company contribution. The Company’s expense in 2002, 2001 and 2000 was $63, $68 and $47, respectively.

9. CAPITAL STOCK

Common Stock

In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. The Company issued 65,000 shares valued at $5.00 per share in March 2000 and 50,000 shares valued at $6.00 per share in May 2000 in payments to service providers. In August 2000, the Company issued 900,000 shares valued at $9,365 in the aggregate or $10.41 per share (assuming a 10% discount for illiquidity on the closing date) in connection with the acquisition of certain assets of the Sweet Success product line. The Company also issued 42,391 shares of stock in 2000 upon the exercise of common stock warrants and 1,666 shares upon the exercise of common stock options. The Company did not issue any shares of common stock in 2001 and issued 23,334 shares in 2002 upon the exercise of common stock options.

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share) and in 2002 the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). In 2002, all treasury stock was retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through December 31, 2002 a total of 2,540,191 shares have been repurchased.

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

10. STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has two stock option plans (the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan), under which options to purchase shares of the Company’s common stock can be granted to key employees. Currently, 1,000,000 and 4,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively, and at December 31, 2002, 2,903,500 shares were available for grant under these plans. These options could be either incentive stock options or nonqualified stock options. In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”), under which nonqualified stock options to purchase shares of the Company’s common stock could be granted to non-employee directors and consultants to the Company. A maximum of 500,000 shares of common stock may be issued pursuant to the Director Plan, and at December 31, 2002, 240,000 shares were available for grant under this plan. Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. To date, all of the options granted expire ten years from the issue date. The Board also determines the option exercise price per share and vesting provisions. Options issued to employees generally vest over a three year period. At December 31, 2000, 155,278 shares were exercisable under granted options with a weight-average exercise price of $1.32, and at December 31, 2001, 643,667 shares were exercisable under granted options with a weight-average exercise price of $2.97. At December 31, 2002, 2,456,500 shares were exercisable under granted options with a weight-average exercise price of $1.91.

The following table summarizes the options granted, exercised and cancelled in 2000, 2001 and 2002:

	Number of Shares	Average Exercise Price
Outstanding, January 1, 2000	493,500	$1.30
Granted	1,455,300	4.26
Exercised	1,666	1.00
Cancelled	231,000	4.73

Outstanding, December 31, 2000	1,716,134	3.35
Granted	1,387,000	0.40
Exercised	—	—
Cancelled	423,300	2.15

Outstanding, December 31, 2001	2,679,834	2.01
Granted	210,000	0.44
Exercised	23,334	0.38
Cancelled	410,000	1.90

Outstanding, December 31, 2002	2,456,500	1.91

The following table summarizes information about stock options outstanding as of December 31, 2002:

Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price
$0.33—$ 0.49	1,093,666	8.7	$ 0.37
$0.50—$ 0.99	130,000	8.3	0.64
$1.00—$ 1.99	650,834	7.1	1.39
$2.00—$ 2.99	165,000	7.3	2.62
$3.00—$ 6.99	357,000	7.2	5.79
$7.00—$13.99	60,000	7.5	13.50

	2,456,500

In 1999, the Company issued 200,000 options to an employee which have an exercise price below the fair value on the date of grant. Compensation expense of $20 per year associated with these options was recorded in 2002, 2001 and 2000. In addition, the Company issued 110,000 and 150,000 stock options to non-employees in 2001 and 2000, respectively. These options vest over various periods and resulted in compensation expense of $17 and $41 in 2002 and 2001, respectively. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2002	2001
Dividend yield	None	None
Expected volatility	70.0%	70.0%
Risk-free interest rate	4.80%	4.27%–5.83%
Contract life (in years)	10.0	10.0

Compensation costs for these stock options relate to general and administrative expenses.

Common Stock Warrants

In return for services provided in connection with a private placement completed in a prior year, the placement agent received warrants to purchase 763,740 common shares at $1.00 per share. The fair value of the warrants of $344 , computed using the Black-Scholes option pricing model was recorded as a reduction of the proceeds from the offering. In 2000, warrants for 42,391 common shares were executed. The remaining warrants outstanding expire on September 30, 2004.

11. INCOME TAXES

The Company’s income tax provision consists of the following:

	Year Ended December 31
	2002	2001	2000
Current	$—	$—	$—
Deferred	966	501	(3,700)
Change in deferred valuation allowance	(966)	(501)	3,700

	$—	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Basis difference in loss in disposal of discontinued operation	—	—	(13.5)
Change in deferred tax valuation allowance	(40.0)	(40.0)	(26.5)

	—%	—%	—%

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31
	2002	2001
Deferred tax asset-
Reserves and accruals	$508	$148
Goodwill	383	433
Net operating loss carryforward	2,014	3,560
Other	422	144

	3,327	4,285

Deferred tax liability-
Property and equipment	(23)	(15)

Net deferred tax asset	3,304	4,270

Valuation allowance	(3,304)	(4,270)

	$—	$—

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance was established for the net deferred tax asset based on management’s assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the deferred tax assets are realized, $790 of the related tax benefit would be recorded as a credit to equity.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2001 and 2002 was below the annual limitation.

12. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying accounts consist of trade receivables allowance for doubtful accounts. The changes in the allowance for doubtful accounts for the years 2000, 2001 and 2002 consist of the following:

Fiscal Year	Balance at Beginning of Year	Write-offs	Deductions	Balance End of Year
2000	$80	$(26)	$(18)	$36
2001	$36	$(33)	$(3)	$—
2002	$—	$—	$—	$—

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
2002:
Revenues	$10,439	$7,562	$5,458	$4,110	$27,569
Income (loss) from continuing operations	$1,736	$1,345	$365	$(1,235)	$2,211
Discontinued operation	$—	$—	$—	$200	$200
Net income (loss)	$1,736	$1,345	$365	$(1,035)	$2,411
Income (loss) per basic and diluted share:
Continuing operations	$0.06	$0.05	$0.01	$(0.04)	$0.08
Discontinued operation	$—	$—	$—	$—	$—
Income on disposal of discontinued operation	$—	$—	$—	$0.01	$0.01

	$0.06	$0.05	$0.01	$(0.03)	$0.09

2001:
Revenues	$6,981	$6,221	$6,329	$4,267	$23,798
Income (loss) from continuing operations	$104	$(91)	$370	$53	$436
Discontinued operation	$533	$280	$—	$—	$813
Net income	$637	$189	$370	$53	$1,249
Income per basic and diluted share:
Continuing operations	$—	$—	$0.01	$—	$0.01
Discontinued operation	$0.02	$0.01	$—	$—	$0.03

	$0.02	$0.01	$0.01	$—	$0.04

2000:
Revenues	$5,171	$5,521	$5,098	$4,412	$20,202
Loss from continuing operations	$(1,478)	$(1,466)	$(817)	$(1,637)	$(5,398)
Discontinued operation	$—	$—	$(126)	$(8,460)	$(8,586)
Net loss	$(1,478)	$(1,466)	$(943)	$(10,097)	$(13,984)
Loss per basic and diluted share:
Continuing operations	$(0.05)	$(0.05)	$(0.03)	$(0.06)	$(0.19)
Discontinued operation	$—	$—	$—	$(0.02)	$(0.03)
Loss on disposal of discontinued operation	$—	$—	$—	$(0.28)	$(0.28)

	$(0.05)	$(0.05)	$(0.03)	$(0.36)	$(0.50)

Net loss for the year ended December 31, 2000 included losses of $8,586 relating to the discontinued operation of the Sweet Success product line. The Company recorded a loss from discontinued operation of $126 and $587 in the third and fourth quarters, respectively, and a loss on disposal of $7,873 in the fourth quarter of 2000. For the six months ending June 30, 2001, Sweet Success generated sales of $3,350 and operating income of $813. In December 2002, the Sweet Success product line was sold for $200.

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

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

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*3.1	Certificate of Incorporation of nutrisystem.com inc.

*3.2	By-laws of nutrisystem.com inc.

*4.1	Form of Common Stock certificate of nutrisystem.com inc.

*4.2	Form of warrant to purchase Common Stock of nutrisystem.com inc.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

*10.3	Form of Nutri/System L.P. Franchise Agreement

*10.4	Form of NutriSystem Direct, L.L.C. Distributor Agreement

*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

	No.	Description

**	10.14	Asset Purchase Agreement dated as of August 25, 2000 between nutrisystem.com inc. and Nestle USA, Inc. and related agreements.

##	10.15	Agreement dated as of September 6, 2001 between Nutri/System, Inc. and QVC, Inc. and related exhibit.

***	21.1	Subsidiaries of nutrisystem.com inc.

	23.1	Consent of KPMG LLP

	23.2	Notice regarding consent of Arthur Andersen LLP

	99.1	Certification of Chief Executive Officer

	99.2	Certification of Chief Financial Officer

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 000-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on October 24, 2000 (file number 000-28551).
***	Incorporated by reference to the designated exhibit of Amendment No. 2 of the Company’s Registration Statement on Form 10 filed on March 8, 2000 (file number 000-28551).
##	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 18, 2001 (file number 000-28551).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ MICHAEL J. HAGAN
Michael J. Hagan, Chairman of the Board and Chief Executive Officer

Dated: March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ MICHAEL J. HAGAN Michael J. Hagan	Chairman of the Board and Chief Executive Officer	March 17, 2003

/s/ JAMES D. BROWN James D. Brown	Chief Financial Officer and Principal Accounting Officer	March 17, 2003

/s/ DJORDJE JANKOVIC Djordje Jankovic	President, Chief Operating Officer and Director	March 17, 2003

/s/ IAN J. BERG Ian J. Berg	Director	March 17, 2003

/s/ MICHAEL DIPIANO Michael DiPiano	Director	March 17, 2003

/s/ WARREN V. (PETE) MUSSER Warren V. (Pete) Musser	Director	March 17, 2003

/s/ BRIAN P. TIERNEY Brian P. Tierney	Director	March 17, 2003

NUTRISYSTEM, INC.

SARBANES—OXLEY ACT SECTION 302(a) CERTIFICATION

I, Michael J. Hagan, certify that:

1.	I have reviewed this annual report on Form 10-K of NutriSystem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ MICHAEL J. HAGAN
Michael J. Hagan Chairman and Chief Executive Officer

I, James D. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of NutriSystem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ JAMES D. BROWN
James D. Brown Chief Financial Officer