Form 10-Q
period 2003-03-31
NUTRI SYSTEM INC /DE/
filed 2003-05-08
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-28551

NutriSystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3012204 (I.R.S. Employer Identification No.)

202 Welsh Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

(215) 706-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2003:

Common Stock, $.001 par value	26,220,504 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,386	$3,005
Restricted cash	325	325
Trade receivables	555	401
Inventories	2,028	2,885
Other current assets	468	602

Total current assets	7,762	7,218
FIXED ASSETS, net	397	600
GOODWILL	290	290
OTHER ASSETS	139	169

	$8,588	$8,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,565	$1,585
Accrued payroll and related benefits	230	142
Deferred revenue	172	506
Other current liabilities	448	540

Total current liabilities	2,415	2,773
NON-CURRENT LIABILITIES	273	255

Total liabilities	2,688	3,028

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 26,220,504 at March 31, 2003 and 26,218,937 at December 31, 2002)	26	26
Additional paid-in capital	27,963	27,963
Warrants	324	324
Accumulated deficit	(22,413)	(23,064)

Total stockholders’ equity	5,900	5,249

	$8,588	$8,277

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31
	2003	2002
REVENUES	$7,196	$10,439

COSTS AND EXPENSES:
Cost of revenues	4,131	6,010
Advertising and marketing	494	736
General and administrative	1,569	1,824
Warehouse closing costs	198	—
Depreciation and amortization	77	87
Non-cash compensation expense	—	15

Total costs and expenses	6,469	8,672

Operating income	727	1,767
EQUITY IN LOSSES OF AFFILIATE	(90)	—
INTEREST INCOME, net	14	4

Income before income taxes	651	1,771
INCOME TAXES	—	35

Net income	$651	$1,736

BASIC AND DILUTED INCOME PER SHARE	$0.02	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,220	27,038
Diluted	26,842	27,628

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$651	$1,736
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	90	—
Depreciation and amortization	77	87
Loss on disposals	132	—
Other non-cash adjustments	(5)	(2)
Changes in operating assets and liabilities-
Trade receivables	(154)	(1,014)
Inventories	857	1,002
Other assets	152	20
Accounts payable	(20)	780
Accrued payroll and related benefits	88	120
Deferred revenue	(334)	—
Other liabilities	(147)	(13)

Net cash provided by operating activities	1,387	2,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(6)	(26)

Net cash used for investing activities	(6)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases, at cost	—	(287)

Net cash used for financing activities	—	(287)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,381	2,403
CASH AND CASH EQUIVALENTS, beginning of period	3,005	1,118

CASH AND CASH EQUIVALENTS, end of period	$4,386	$3,521

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(Unaudited)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (a Delaware corporation) together with its subsidiaries (the “Company”) provides weight loss programs and distributes pre-packaged foods. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003 the Company changed its name to NutriSystem, Inc.

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

From 1993 to 2000, the Company, together with its Predecessor Businesses, incurred significant losses. In 2001, 2002 and in the first quarter of 2003, the Company generated net income of $1,249, $2,411 and $651, respectively. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company’s ability to generate earnings in the past two years, the variable nature of a portion of the Company’s expenditures, the cash balance at March 31, 2003 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2003.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in a QVC distribution center (see Revenue Recognition below). Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

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

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired, and was generated from the acquisition of a minority interest in the Company. As of March 31, 2003 and December 31, 2002 goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, the Company no longer amortizes goodwill on a periodic basis (see Recently Issued Accounting Pronouncements below).

Investment Carried Under the Equity Method

For any investment where the Company has the ability to exercise significant influence over the operating and financial policies of the affiliate, the investment is accounted for under the equity method. The Company invested $156 for a 25% interest in Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. In addition, the Company has provided indemnifications to certain affiliates of Turning Point Weight Loss Centers, LLC amounting to $159 at March 31, 2003. For the three months ended March 31, 2003, the Company recorded a loss of $90 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment and a portion of the indemnification amount. As of March 31, 2003, the Company had no commitment to make further investments in Turning Point Weight Loss Centers, LLC.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2003 and December 31, 2002, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors, as well as franchise royalty fees. Revenues from shipping and handling charges were $79 and $128 for the three months ended March 31, 2003 and 2002, respectively.

Advertising Costs

Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred. At March 31, 2003 and December 31, 2002, $140 and $283, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $397 and $709 during the three months ended March 31, 2003 and 2002, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As a result of a merger transaction completed in 1999, the tax basis of the assets acquired from the Predecessor Businesses exceeded the financial statement carrying amount by $1,751, resulting in a net deferred tax asset of $790 as of the merger date. A valuation allowance of $790 was recorded based on management’s assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the existing deferred tax asset is realized, the related tax benefit will be credited to equity. In addition, a full valuation allowance has been recorded for the other net deferred tax asset that exists at March 31, 2003 and December 31, 2002.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate their fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2003 and 2002, diluted net income per common share reflects the potential dilution from the exercise of outstanding options into common stock. For the three months ended March 31, 2003 and 2002, common stock equivalents representing 1,958,683 and 2,025,183 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since their effect would be anti-dilutive.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. Cash equivalents at March 31, 2003 and December 31, 2002 consist of $0 and $200 in certificates of deposit, respectively.

The Company made payments for income taxes of $11 and $5 for the three months ended March 31, 2003 and 2002, respectively. Payments for interest were $0 and $1 for the three months ended March 31, 2003 and 2002, respectively.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, Accounting for stock issued to Employees and related interpretations. The disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, are included in Note 2.

In 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Adoption of SFAS 146 did not have an impact on the consolidated financial position or results of operations of the Company.

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

2. STOCK OPTIONS

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended March 31
	2003	2002
Net income:
As reported	$651	$1,736
Add stock-based employee compensation expense included in reported net income, net of tax	—	15
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(249)	(70)

Pro forma	$402	$1,681

Basic net income per share:
As reported	$0.02	$0.06

Pro forma	$0.02	$0.06

Diluted net income per share:
As reported	$0.02	$0.06

Pro forma	$0.01	$0.06

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended March 31
	2003	2002
Dividend yield	None	None
Expected volatility	107.4%	94.8%
Risk-free interest rate	2.7%	4.8%
Expected life (in years)	5.3	5.3

The weighted-average fair value of the options issued in the three months ended March 31, 2003 and 2002, were $0.58 and $0.32, respectively.

3. CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in the first quarter of 2002 and issued 1,667 shares of common stock upon the exercise of common stock options in the first quarter of 2003.

Treasury stock is accounted for using the cost method. In 2002 the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). For the first quarter ended March 31, 2003, 100 shares were repurchased for $0.71 per share. To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through March 31, 2003 a total of 2,540,291 shares have been repurchased.

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

4. CONTINGENCIES

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

5. INCOME TAXES

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. The net operating loss carryforwards offset the $651 of income before income taxes for the three months ended March 31, 2003. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance was established for the net deferred tax asset based on management’s assessment that the net deferred tax asset will not be realized given the uncertainty of future operating results. To the extent that the deferred tax assets are realized, $790 of the related tax benefit would be recorded as a credit to equity.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2001 and 2002 was below the annual limitation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to NutriSystem, Inc. or its management, are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors” as disclosed in the Company’s Form 10K filed March 19, 2003 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q. Dollar amounts are stated in thousands except share data.

Background

NutriSystem, Inc. (a Delaware corporation) together with its subsidiaries (“NutriSystem” or the “Company”) provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the “Predecessor Businesses”), that operated through company-owned and franchised weight loss centers. Currently, the territories of the eight remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no company-owned centers. In addition, there are approximately 30 independent center-based distributors that operate without franchise agreements. These distributors are referred to as case distributors. In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” sales channel) and through QVC and independent commissioned representatives (the “Field Sales” channel) and franchised and case distributor weight loss centers (the “Franchise” channel). In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and the Company changed its name to NutriSystem, Inc. in 2003.

Since the NutriSystem businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In 2001, 2002 and the first quarter of 2003, the Company repurchased 2,540,291 shares of common stock for an aggregate cost of $1,418 (an average price of $0.56 per share).

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction.

Since 1993, the Company, together with its Predecessor Businesses, incurred significant losses, including net losses of $9,633 and $13,984 in 1999 and 2000, respectively. In 2001, 2002 and in the first quarter of 2003, the

Company generated net income of $1,249, $2,411 and $651, respectively, including income from discontinued operations of $813 in 2001 and $200 in 2002. There can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. However, based on the Company’s ability to generate earnings in the last two years, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2002 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004.

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of its Form 10-K for the year ended December 31, 2002. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing the consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Revenue Recognition. The Company recognizes revenues, net of a reserve for returns, when the related products are shipped to the end-consumer or to franchise or case distributors. Revenues for products distributed through QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Management reviews the return reserves at each reporting period and adjusts them to reflect data available at that time. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the quarters ended March 31, 2003 and 2002 were $421 and $646, respectively.

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

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $5,000 as of December 31, 2002. These NOL’s offset the $651 of income before income taxes for the three months ended March 31, 2003. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Generally accepted accounting principles require the Company to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that the Company will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s history of operating results, the Company has not recognized a net deferred tax asset.

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

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, incoming and outgoing shipping costs, charge card discounts and packing material. Cost of products sold includes products provided at no charge as part of promotions. Cost of sales includes the fees paid to independent commissioned representatives.

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

The Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food directly from the Company through the web site or by telephone. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues) and total advertising and marketing expense as a percentage of revenues. In the following table, cost of revenues for 2002 have been restated to conform to current cost allocation methodologies.

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except customer data)

	Three Months Ended March 31
	2003	2002
Revenues	$4,059	$5,309

Cost of revenues	1,785	2,220

Gross margin	$2,274	$3,089
% of revenue	56.0%	58.2%

Advertising and marketing	$494	$736
% of revenue	12.2%	13.9%
New customers	7,331	11,450

Advertising and marketing/new customer	$67	$64

New customer revenue/new customer	$297	$286

Direct revenues decreased 23.5% from the first quarter of 2002 to the first quarter of 2003. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior period). From the first quarter of 2002 to the first quarter of 2003, the number of new customers acquired dropped by 4,119, or 36.0%, while the revenue generated from each new customer increased 3.8% from $286 in 2002 to $297 in 2003. Returning customers generated $2.0 million in revenues in 2002 and $1.9 million in revenues in 2003. The decline in Direct revenues was primarily attributable to the drop in new customers. The decline in new customers was caused by a large reduction in advertising and marketing spending, which dropped by $242, or 32.9% from 2002 to 2003. Revenues obtained from each new customer was higher in the first quarter of 2003 than 2002 because the proportion of customer purchasing under the autoship program increased; under the autoship program the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Measured on a quarterly basis, new customer revenue per new customer captures only the revenue generated by these customers in the quarter – management anticipates many of these customers will make additional purchases in future quarters.

Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $2,123 for the three months ended March 31, 2003 versus $3,951 for the comparable period in 2002. Sales declined from 2002 to 2003 because the Company aired fewer shows on QVC and sales per minute of air-time declined.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Revenues decreased from $10,439 for the first quarter ended March 31, 2002 to $7,196 for the first quarter ended March 31, 2003. The revenue decrease of $3,243, or 31.1%, resulted from decreased sales to QVC ($1,828), Direct ($1,250), and the Franchise and Field Sales channels ($165). In the first quarter of 2003, Direct sales accounted for 56% of total revenues, while QVC, Field sales and franchise revenues accounted for 30%, 7% and 7% of total revenues, respectively. In 2001, these percents were 51%, 38%, 6% and 5%, respectively.

Costs and Expenses. Cost of revenues decreased $1,879 from $6,010 to $4,131 for the quarters ended March 31, 2002 and 2003, respectively. Gross margin as a percent of revenues was 42.4% and 42.6% for the quarters ended March 31, 2002 and 2003, respectively. Advertising and marketing expenses decreased $242 from $736 to $494 from the first quarter of 2002 to the first quarter 2003. All advertising spending promoted the Direct sales, and, as discussed above, the decline in advertising is attributable to a large decrease in television and direct mail advertising spending. General and administrative expenses ($1,824 and $1,569 in the first quarter 2002 and 2003, respectively) decreased $255 attributable to lower costs, especially compensation, associated with the decline in revenues. In the first quarter ended March 31, 2003, the Company closed the Reno distribution center in order to reduce fulfillment costs. This resulted in warehouse closing costs of $198 primarily consisting of a loss on disposal of assets ($132), remaining lease payments ($49) and other costs ($17). For the quarter ended March 31, 2003, the Company recorded a loss of $90 under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in an affiliate and a portion of the amount of indemnifications provided in connection with this investment.

Interest Income. Interest income net of interest expense increased $10 from $4 in 2002 to $14 in 2003 primarily due to higher cash balances, change in bank accounts offering higher interest rates and lower interest expense.

Net Income. From the first quarter 2002 to the first quarter 2003, net income decreased by $1,085 from net income of $1,736 to net income of $651. The decrease in net income is due to lower revenues offset by lower advertising spending.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2003, the Company had net working capital of $5,347. Cash and cash equivalents were $4,386, an increase of $1,381 from the balance of December 31, 2002. The Company’s principal source of liquidity is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the three months ended March 31, 2003, the Company generated cash flow of $1,387 from operations, primarily attributable to net income adjusted for non-cash items supplemented by a decrease in working capital, the most significant component being a decrease in inventories of $857. This decrease in inventories is due to the seasonality of the business; inventories are purchased in the fourth quarter in anticipation of the historically higher sales level in the following first quarter of the subsequent year.

In the three months ended March 31, 2003, net cash used in investing activities was $6, which primarily consisted of capital expenditures of $19 offset by proceeds from the sale of Reno warehouse assets of $13.

In the three months ended March 31, 2003, there was no cash generated by or used in financing activities.

As of March 31, 2003, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities. Based on the Company’s ability to generate earnings in 2001, 2002 and in the first quarter of 2003, the variable nature of a portion of the Company’s expenditures, the cash balance at March 31, 2003 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are no credit facilities available to fund working capital or investment needs.

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

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, Accounting for stock issued to Employees and related interpretations. The disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, are included in Note 2.

In 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Adoption of SFAS 146 did not have an impact on the consolidated financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at March 31, 2003 and its cash and cash equivalents of $4,386 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

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

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on April 23, 2003.

(1)	The stockholders elected each of the six nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	ABSTAIN
Michael J. Hagan	19,709,979	210
Djordje (George) Jankovic	19,709,456	733
Ian J. Berg	19,709,979	210
Warren V. (Pete) Musser	19,709,979	210
Brian P. Tierney	19,709,979	210
Michael A. DiPiano	19,709,956	233

(2)	The stockholders ratified the appointment of KPMG LLP as independent auditors of the Company:

FOR	19,702,460
AGAINST	223
ABSTAIN	7,506

TOTAL	19,710,189

(3)	The stockholders elected to amend the Company’s 2000 Equity Incentive Plan for Directors and Outside Consultants.

FOR	19,604,623
AGAINST	98,060
ABSTAIN	7,506

TOTAL	19,710,189

(4)	The stockholders elected to change the name of the Company to NutriSystem, Inc.

FOR	19,669,960
AGAINST	40,223
ABSTAIN	6

TOTAL	19,710,189

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

99.1 Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

b. Reports on Form 8-K:

Report dated May 5, 2003 on press release setting forth NutriSystem’s earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ MICHAEL J. HAGAN	May 2, 2003
Michael J. Hagan Chairman of the Board and Chief Executive Officer

By:	/s/ JAMES D. BROWN	May 2, 2003
James D. Brown Chief Financial Officer and Principal Accounting Officer

Statement of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michel J. Hagan, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of NutriSystem, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ MICHAEL J. HAGAN
Michael J. Hagan Chief Executive Officer

Statement of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Brown, certify that:

7)	I have reviewed this quarterly report on Form 10-Q of NutriSystem, Inc.;

8)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ JAMES D. BROWN
James D. Brown Chief Financial Officer

Exhibit Index

No.	Description

99.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

99.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code