Form 10-Q
period 2003-06-30
NUTRI SYSTEM INC /DE/
filed 2003-08-07
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2003:

Common Stock, $.001 par value	26,050,504 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,796	$3,005
Restricted cash	250	325
Trade receivables	520	401
Inventories	1,368	2,885
Deferred tax asset	930	—
Other current assets	275	602

Total current assets	8,139	7,218

FIXED ASSETS, net	355	600

GOODWILL	—	290

DEFERRED TAX ASSET	2,073	—

OTHER ASSETS	123	169

	$10,690	$8,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,033	$1,585
Accrued payroll and related benefits	111	142
Deferred revenue	223	506
Other current liabilities	418	540

Total current liabilities	1,785	2,773

NON-CURRENT LIABILITIES	179	255

Total liabilities	1,964	3,028

CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding—26,050,504 at June 30, 2003 and 26,218,937 at December 31, 2002)	26	26
Additional paid-in capital	28,691	27,963
Warrants	324	324
Accumulated deficit	(20,315)	(23,064)

Total stockholders’ equity	8,726	5,249

	$10,690	$8,277

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUES	$6,315	$7,562	$13,511	$18,001

COSTS AND EXPENSES:
Cost of revenues	3,557	4,171	7,688	10,181
Advertising and marketing	761	167	1,255	903
General and administrative	1,748	1,735	3,317	3,574
Warehouse closing costs	—	—	198	—
Depreciation and amortization	53	86	130	173

Total costs and expenses	6,119	6,159	12,588	14,831

Operating income	196	1,403	923	3,170

EQUITY IN LOSSES OF AFFILIATE	(1)	—	(91)	—

INTEREST INCOME, net	16	12	30	16

Income before income taxes	211	1,415	862	3,186

INCOME TAX PROVISION (BENEFIT)	(1,887)	70	(1,887)	105

Net income	$2,098	$1,345	$2,749	$3,081

BASIC INCOME PER SHARE	$0.08	$0.05	$0.10	$0.12

DILUTED INCOME PER SHARE	$0.08	$0.05	$0.10	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	26,174	26,375	26,197	26,694

Diluted	26,632	27,007	26,737	27,305

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,749	$3,081
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	91	—
Depreciation and amortization	130	173
Deferred taxes	(1,909)	—
Loss on disposals	132	—
Other non-cash adjustments	37	(31)
Changes in operating assets and liabilities-
Restricted cash	75	200
Trade receivables	(119)	(449)
Inventories	1,517	664
Other assets	361	(192)
Accounts payable	(552)	(869)
Accrued payroll and related benefits	(31)	19
Deferred revenue	(283)	—
Other liabilities	(236)	120

Net cash provided by operating activities	1,962	2,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(17)	(37)
Investment in affiliate	(50)	—

Net cash used for investing activities	(67)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common share, net of costs	19	—
Treasury stock purchases, at cost	(123)	(591)

Net cash used for financing activities	(104)	(591)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,791	2,088

CASH AND CASH EQUIVALENTS, beginning of period	3,005	1,118

CASH AND CASH EQUIVALENTS, end of period	$4,796	$3,206

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

NutriSystem, Inc. and its predecessor businesses, including NutriSystem L.P. and NutriSystem Direct, L.L.C. (collectively, the “Predecessor Businesses”), have historically operated through Company-owned and franchised weight loss centers. Currently, the territories of the eight remaining independent franchised weight loss centers encompass less than 1% of the United States population, approximately 26 independent center-based distributors operate without franchise agreements (“case distributors”) and there are no Company-operated centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a shopping television network. The Company’s pre-packaged foods are now sold to weight loss program participants directly by Internet and telephone and through QVC, independent commissioned representatives and franchised and case distributor weight loss centers.

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

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2002 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2003.

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

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired, and was generated from the acquisition of a minority interest in the Company. As of December 31, 2002 goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, the Company no longer amortizes goodwill (see Recently Issued Accounting Pronouncements below). In June 2003, the Company eliminated goodwill in connection with the recognition of deferred tax assets (see Note 6).

Investment Carried Under the Equity Method

The Company has invested $206 for a 25% interest in Turning Point Weight Loss Centers, LLC (“Turning Point”), a start up company formed to provide diet and fitness programs in center locations. For the six months ended June 30, 2003, the Company recorded a loss of $91 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in Turning Point. In the second quarter of 2003, the Company obtained a release from indemnifications previously provided to certain affiliates of Turning Point. As of June 30, 2003, the Company had no commitment to make any further investments in Turning Point.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2003 and December 31, 2002, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors, as well as franchise royalty fees. Revenues from shipping and handling charges were $164 and $229 for the six months ended June 30, 2003 and 2002, respectively.

Advertising Costs

Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred. At June 30, 2003 and December 31, 2002, $19 and $283, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $1,047 and $845 during the six months ended June 30, 2003 and 2002, respectively.

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

At December 31, 2002, deferred tax assets were offset by a full valuation allowance. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years and projected level of profits that recognition of deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the June 30, 2003 consolidated balance sheet and an income tax benefit was recorded in the statement of operations (see Note 6).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate their fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2003 and 2002, diluted net income per common share reflects the potential dilution from the exercise of outstanding options into common stock. For the six months ended June 30, 2003 and 2002, common stock equivalents representing 2,313,183 and 2,110,183 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since their effect would be anti-dilutive.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. Cash equivalents at June 30, 2003 and December 31, 2002 consist of $0 and $200 in certificates of deposit, respectively.

The Company made payments for income taxes of $35 and $5 for the six months ended June 30, 2003 and 2002, respectively. Payments for interest were $1 and $2 for the six months ended June 30, 2003 and 2002, respectively.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of

SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The disclosure requirements of SFAS No. 148 are included in Note 2.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe the adoption of this Interpretation will have an impact on the Company’s consolidated financial position or results of operations.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. The adoption of these accounting pronouncements is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and operating expenses during the reporting period. Actual results could differ from these estimates.

Certain Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. STOCK OPTIONS

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income:
As reported	$2,098	$1,345	$2,749	$3,081
Add stock-based employee compensation expense included in reported net income, net of tax	—	15	—	30
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(76)	(5)	(325)	(75)

Pro forma	$2,022	$1,355	$2,424	$3,036

Basic net income per share:
As reported	$0.08	$0.05	$0.10	$0.12

Pro forma	$0.08	$0.05	$0.09	$0.11

Diluted net income per share:
As reported	$0.08	$0.05	$0.10	$0.11

Pro forma	$0.08	$0.05	$0.09	$0.11

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Dividend yield	None	None	None	None
Expected volatility	104.2%	93.3%	104.4%	94.7%
Risk-free interest rate	2.2%	4.9%	2.3%	4.8%
Expected life (in years)	5.3	5.3	5.3	5.3

The weighted-average fair value of the options issued in the three and six months ended June 30, 2003 and 2002, were $0.46, $0.47, $0.61 and $0.33, respectively.

4. CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in the first six months of 2002 and issued 51,667 shares of common stock upon the exercise of common stock options in the first six months of 2003.

Treasury stock is accounted for using the cost method. In 2002 the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). For the six months ended June 30, 2003, 220,100 shares were repurchased for an aggregate cost of $124 (an average price of $0.56 per share). To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through June 30, 2003 a total of 2,760,291 shares have been repurchased.

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

6. INCOME TAXES

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. The net operating loss carryforwards offset the $862 of income before income taxes for the six months ended June 30, 2003. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the June 30, 2003 consolidated balance sheet and an income tax benefit was recorded in the quarter. A portion of the deferred tax asset recognized in the second quarter of 2003 arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction, the Company eliminated $290 of goodwill and credited equity by $790.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2003 and 2002 is below the annual limitation.

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

Background

NutriSystem, Inc. (a Delaware corporation) together with its subsidiaries (“NutriSystem” or the “Company”) provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the “Predecessor Businesses”), that operated through company-owned and franchised weight loss centers. Currently, the territories of the eight remaining independent franchised weight loss centers encompass less than 1% of the United States population and there are no company-owned centers. In addition, there are approximately 26 independent center-based distributors that operate without franchise agreements. These distributors are referred to as case distributors. In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” sales channel) and through QVC and independent commissioned representatives (the “Field Sales” channel) and franchised and case distributor weight loss centers (the “Franchise” channel). In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and the Company changed its name to NutriSystem, Inc. in 2003.

Since the NutriSystem businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In 2001, 2002 and the first six months of 2003, the Company repurchased 2,760,291 shares of common stock for an aggregate cost of $1,542 (an average price of $0.56 per share).

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

Revenue Recognition. The Company recognizes revenues, net of a reserve for returns, when the related products are shipped to the end-consumer or to franchise or case distributors. Revenues for products distributed through QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Management reviews the return reserves at each reporting period and adjusts them to reflect data available at that time. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the six months ended June 30, 2003 and 2002 were $711 and $1,037, respectively.

Valuation of Fixed Assets and Goodwill. The Company records fixed assets and goodwill at cost. Fixed assets are being amortized on a straight-line basis over the estimated useful life of those assets. Under the guidance of SFAS 142, goodwill is no longer being amortized. In conjunction with acquisitions of businesses or product rights, management allocates the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In June 2003, the Company eliminated goodwill in connection with the recognition of deferred tax assets which originally arose prior to the acquisition transaction. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company’s fixed assets. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed assets, which was $355 at June 30, 2003.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $5,000 as of December 31, 2002. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the June 30, 2003 consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

In future periods, the Company will provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period.

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

Income Taxes. Effective with the merger on September 27, 1999 (see Background for discussion), the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount was recorded from September 1999 to March 2003 in light of the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the June 30, 2003 consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

The Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A customer is defined as an individual who has purchased food directly from the Company through the web site or by telephone. Someone whose only purchase is one of the sample packages offered by the Company from time to time is not included in the customer count for these purposes. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues) and total advertising and marketing expense as a percentage of revenues. In the following table, cost of revenues for 2002 have been restated to conform to current cost allocation methodologies.

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except customer data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues	$4,204	$4,529	$8,264	$9,839
Cost of revenues	1,966	1,914	3,751	4,134

Gross margin	$2,238	$2,615	$4,513	$5,705
% of revenue	53.2%	57.7%	54.6%	58.0%
Advertising and marketing	$761	$167	$1,255	$903
% of revenue	18.1%	3.7%	15.2%	9.2%
New customers	5,963	6,814	13,230	18,460
Advertising and marketing/ new customer	$128	$25	$95	$49
New customer revenue/new customer	$301	$278	$370	$354

Direct revenues decreased 7.2% from the second quarter of 2002 to the second quarter of 2003. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior period). The decline in Direct revenues in the second quarter of 2003 was primarily attributable to the drop in new customers. From the second quarter of 2002 to the second quarter of 2003, the number of new customers acquired dropped by 851, or 12.5%, while the revenue generated from each new customer increased 8.3% from $278 in 2002 to $301 in 2003. Customers that initially purchased in a prior quarter generated $2.4 million in revenues in the second quarter of 2003 and $2.6 million in revenues in the second quarter of 2002. A substantial reduction in advertising spending over the course of 2002 and early 2003 contributed to lower new customer counts on a quarterly year over year basis throughout 2002 and 2003. Advertising spending increased to $761 in the second quarter of 2003 (compared to the $167 spent in the second quarter of 2002); however, over half the spending related to non-media expenses such as market research that will benefit future periods. Revenues obtained from each new customer was higher in the second quarter of 2003 than 2002 because the proportion of customers purchasing under the autoship program increased; under the autoship program the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Measured on a quarterly basis, new customer revenue per new customer captures only the revenue generated by these customers in the quarter – management anticipates many of these customers will make additional purchases in future quarters.

Gross margin as a percentage of sales decreased from 57.7% in the second quarter of 2002 to 53.2% in the second quarter of 2003, primarily as a result of a higher proportion of sales under the autoship program, which is sold at a 10% to 15% discount, and increased shipping costs caused by the shut down of the Reno facility in the first quarter of 2003. As noted above, advertising and marketing increased in the second quarter of 2003 as compared to the same period in 2002. Advertising and marketing per new customer acquired also increased sharply, going from $25 in the second quarter of 2002 to $128 in the second quarter of 2003. In the second quarter of 2003, a high proportion of spending related to non-media (e.g. consumer research), which did not generate customers in the current quarter and contributed to the higher advertising cost per new customer. In comparison, the low advertising and marketing spending in the second quarter of 2002 resulted in a low proportion of customers obtained through advertising and a high proportion of new customers obtained through referral, which reduced the advertising cost per new customer.

Direct results for the first half of 2003 also showed a decline in revenue over the same period in 2002. Revenues decreased 16.0% from the first half of 2002 to the first half of 2003. The spending on advertising and marketing increased by $352 from $903 in the first half of 2002 to $1,255 in the first half of 2003. Advertising and marketing per new customer (customer acquisition cost) increased from $49 to $95 from the first half of 2002 to 2003. Gross margin as a percentage of sales decreased from 58.0% in the first half of 2002 to 54.6% in the first half of 2003, primarily as a result of a higher proportion of discounted autoship sales and higher shipping costs associated with the shutdown of the Reno facility.

Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $1,175 and $3,298 for the three and six months ended June 30, 2003 versus $1,913 and $5,864 for the three and six months ended June 30, 2002, respectively. Sales declined from 2002 to 2003 because the Company aired fewer shows on QVC and sales per minute of air-time declined.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues decreased from $7,562 for the second quarter ended June 30, 2002 to $6,315 for the second quarter ended June 30, 2003. The revenue decrease of $1,247, or 16.5%, resulted from decreased sales to QVC ($738), Direct ($325), and the Franchise and Field Sales channels ($184). In the second quarter of 2003, Direct sales accounted for 67% of total revenues, while QVC, Field sales and franchise revenues accounted for 18%, 8% and 7% of total revenues, respectively. In 2002, these percents were 60%, 25%, 7% and 8%, respectively.

Costs and Expenses. Cost of revenues decreased $614 from $4,171 to $3,557 for the quarters ended June 30, 2002 and 2003, respectively. Gross margin as a percent of revenues was 44.8% and 43.7% for the quarters ended June 30, 2002 and 2003, respectively. The decline in margin was primarily attributable to the Direct Channel (see discussion above). Advertising and marketing expenses increased $594 from $167 to $761 from the second quarter of 2002 to the second quarter 2003. All advertising spending promoted the Direct sales, and the increase in advertising is attributable to increased spending for advertising media ($192), market research and consulting ($139), production of television advertising ($131), payroll related to marketing and advertising ($80) and a write-off of excess promotional material ($52). General and administrative expenses ($1,735 and $1,748 in the second quarter 2002 and 2003, respectively) increased $13 attributable to lower costs associated with the decline in revenues, especially compensation, reduced costs associated with the closing of the Reno warehouse in the first quarter of 2003 offset by increased professional fees and other expenses associated with new program development. For the quarter ended June 30, 2003, the Company recorded a loss of $1 under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in an affiliate.

Interest Income. Interest income net of interest expense increased $4 from $12 in 2002 to $16 in 2003 primarily due to higher cash balances and lower interest expense.

Income taxes. In the second quarter of 2003, the Company recorded a $1,887 income tax benefit related to the recognition of deferred tax assets (see Note 6 of the Financial Statements).

Net Income. From the second quarter 2002 to the second quarter 2003, net income increased by $753 from net income of $1,345 to net income of $2,098. The increase in net income is primarily due to an income tax benefit offset by lower gross profit from reduced revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues decreased from $18,001 for the six months ended June 30, 2002 to $13,511 for the six months ended June 30, 2002. The revenue decrease of $4,490, or 24.9%, resulted from decreased sales to QVC ($2,566), Direct ($1,575) and the Franchise and Field Sales channels ($349).

Costs and Expenses. Cost of revenues decreased from $10,181 to $7,688 for the six months ended June 30, 2002 and 2003, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) decreased slightly from 43.4% for the six months ended June 30, 2002 to 43.1% for the six months ended June 30, 2003. Advertising and marketing expense increased from $903 to $1,255 from the first six months of 2002 to the first six months of 2003. Virtually all advertising in these quarters promoted the Direct program. General and administrative expenses decreased from $3,574 to $3,317 from the first half of 2002. This decrease of $257 is due primarily to lower costs associated with the decline in revenues, especially compensation as well as decreased costs attributable to the closing of the Reno warehouse offset by an increase in costs related to new program development including professional services. In the first quarter ended March 31, 2003, the Company closed the Reno distribution center in order to reduce fulfillment costs. This resulted in warehouse closing costs of $198 primarily consisting of a loss on disposal of assets ($132), remaining lease payments ($49) and other costs ($17). For the six months ended June 30, 2003, the Company recorded a loss of $91 under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in an affiliate.

Interest Income. Interest income (net of interest expense) increased $14 from $16 in the first half of 2002 to $30 in the first half of 2003 primarily due to higher cash balances and lower interest expense.

Income taxes. In the first half of 2003, the Company recorded a $1,887 income tax benefit related to the recognition of deferred tax assets (see Note 5 of the Financial Statements).

Net Income. The Company generated net income of $3,081 for the six months ended June 30, 2002 as compared to net income of $2,749 for the six months ended June 30, 2003. The increase in net income is primarily due to an income tax benefit offset by lower gross profit resulting from reduced revenues.

Contractual Obligations and Commercial Commitments

As of June 30, 2003, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the six months ended June 30, 2003, there have been no items that significantly impacted the Company’s commitments and contingencies as disclosed in the notes to the 2002 consolidated financial statements as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2003, the Company had net working capital of $6,354. Cash and cash equivalents were $4,796, an increase of $1,791 from the balance at December 31, 2002. The Company’s principal source of liquidity is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the six months ended June 30, 2003, the Company generated cash flow of $1,962 from operations, primarily attributable to net income adjusted for non-cash items supplemented by a decrease in working capital, the most significant component being a decrease in inventories of $1,517. This decrease in inventories is due to the seasonality of the business and the shutdown of the Reno fulfillment facility. Inventories are purchased in the fourth quarter in anticipation of the historically higher sales level in the following first quarter of the subsequent year.

In the six months ended June 30, 2003, net cash used in investing activities was $67, which primarily consisted of a $50 investment in an affiliate and capital expenditures of $30 offset by proceeds from the sale of Reno warehouse assets of $13.

In the six months ended June 30, 2003, net cash used in financing activities was $104, representing the purchase of 220,100 shares of common stock in privately negotiated transactions offset by the proceeds from the exercise of 50,000 shares of common stock options.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings in 2001, 2002 and in the first six months of 2003, the variable nature of a portion of the Company’s expenditures, the cash balance at June 30, 2003 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2004. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are currently no credit facilities available to fund working capital or investment needs.

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

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—an Amendment to FASB Statement No. 123”, which amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, are included in Note 2.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe the adoption of this Interpretation will have an impact on the Company’s consolidated financial position or results of operations.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue

Arrangements with Multiple Deliverables”. The adoption of these accounting pronouncements is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at June 30, 2003 and its cash and cash equivalents of $4,796 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

b.	Reports on Form 8-K:

Report dated May 5, 2003 on press release setting forth NutriSystem’s earnings for the first quarter of 2003.

Report dated July 23, 2003 on press release setting forth NutriSystem’s earnings for the first six months of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	August 5, 2003
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/S/ JAMES D. BROWN	August 5, 2003
James D. Brown
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code