Form 10-Q
period 2003-09-30
NUTRI SYSTEM INC /DE/
filed 2003-11-04
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2003:

Common Stock, $.001 par value	28,353,837 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$7,164	$3,005
Restricted cash	250	325
Trade receivables	584	401
Stock subscription receivable, third party	100	—
Inventories	1,371	2,885
Deferred tax asset	930	—
Other current assets	494	602

Total current assets	10,893	7,218

FIXED ASSETS, net	318	600

GOODWILL	—	290

DEFERRED TAX ASSET	2,204	—

OTHER ASSETS	124	169

	$13,539	$8,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,892	$1,585
Accrued payroll and related benefits	208	142
Deferred revenue	7	506
Other current liabilities	512	540

Total current liabilities	2,619	2,773

NON-CURRENT LIABILITIES	95	255

Total liabilities	2,714	3,028

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 28,353,837 at September 30, 2003 and 26,218,937 at December 31, 2002)	28	26
Additional paid-in capital	31,013	27,963
Warrants	324	324
Accumulated deficit	(20,540)	(23,064)

Total stockholders’ equity	10,825	5,249

	$13,539	$8,277

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
REVENUES	$4,866	$5,458	$18,377	$23,459

COSTS AND EXPENSES:
Cost of revenues	2,682	3,061	10,370	13,242
Advertising and marketing	781	184	2,036	1,087
General and administrative	1,601	1,674	4,914	5,248
New program development	124	—	128	—
Warehouse closing costs	—	—	198	—
Depreciation and amortization	47	82	177	255

Total costs and expenses	5,235	5,001	17,823	19,832

Operating income (loss)	(369)	457	554	3,627
EQUITY IN LOSSES OF AFFILIATE	(19)	(61)	(110)	(61)

INTEREST INCOME, net	12	13	42	29

Income (loss) before income taxes	(376)	409	486	3,595

INCOME TAX PROVISION (BENEFIT)	(151)	44	(2,038)	149

Net income (loss)	$(225)	$365	$2,524	$3,446

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.01	$0.10	$0.13

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.01	$0.09	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	26,051	26,297	26,148	26,561

Diluted	26,051	26,845	27,000	27,151

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,524	$3,446
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	110	61
Depreciation and amortization	177	255
Deferred taxes	(2,040)	—
Loss on disposals	132	—
Other non-cash charges	60	(26)
Changes in operating assets and liabilities-
Restricted cash	75	200
Trade receivables	(183)	(456)
Inventories	1,514	1,025
Other assets	141	(236)
Accounts payable	307	(1,164)
Accrued payroll and related benefits	66	77
Deferred revenue	(499)	—
Other liabilities	(211)	96

Net cash provided by operating activities	2,173	3,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(27)	(67)
Investment in affiliate	(84)	(132)

Net cash used for investing activities	(111)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common share	2,220	—
Treasury stock purchases, at cost	(123)	(671)

Net cash provided by (used for) financing activities	2,097	(671)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,159	2,408

CASH AND CASH EQUIVALENTS, beginning of period	3,005	1,118

CASH AND CASH EQUIVALENTS, end of period	$7,164	$3,526

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

Since the inception of the NutriSystem business in 1972, the Company and its predecessors have operated in various organizational and legal structures. In early 1993, the business was party to a bankruptcy proceeding. This case was converted to a Chapter 11 proceeding effective June 4, 1993. One of the Company’s predecessors operated as a debtor in possession through December 1993. In 1999, the Company acquired the Predecessor Businesses for cash of $3,400 plus 17,500,000 shares of common stock. In order to fund the Company’s purchase of the Predecessor Businesses and planned investments, the Company completed a private placement in 1999 that raised net proceeds of approximately $7,574. The Company completed another private placement in 2000 that raised net proceeds of $2,462. In September 2003, the Company completed a private placement that raised $2,300 from the sale of 2,300,000 shares of common stock. All but $100 of the proceeds were received in September, with the balance collected in early October, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2003.

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

Goodwill

Goodwill represented the excess of the consideration paid over the fair value of net assets acquired, and was generated from the acquisition of a minority interest in the Company. As of December 31, 2002 goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, the Company no longer amortized goodwill. In June 2003, the Company eliminated goodwill in connection with the recognition of deferred tax assets (see Note 5).

Investment Carried Under the Equity Method

The Company has invested $240 for a 25% interest in Turning Point Weight Loss Centers, LLC (“Turning Point”), a start up company formed to provide diet and fitness programs in center locations. For the nine months ended September 30, 2003, the Company recorded a loss of $110 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in Turning Point. As of September 30, 2003, the Company had no commitment to make any further investments in Turning Point.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of September 30, 2003 and December 31, 2002, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors, as well as franchise royalty fees. Revenues from shipping and handling charges were $265 and $307 for the nine months ended September 30, 2003 and 2002, respectively.

Advertising Costs

Advertising and marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred. At September 30, 2003 and December 31, 2002, $17 and $283, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $1,720 and $1,002 during the nine months ended September 30, 2003 and 2002, respectively.

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

At December 31, 2002, deferred tax assets were offset by a full valuation allowance. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years and projected level of profits that recognition of deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations (see Note 5).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate their fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the nine months ended September 30, 2003 and the three and nine months ended September 30, 2002, diluted net income per common share reflects the potential dilution from the exercise of outstanding options into common stock. For the nine months ended September 30, 2003 and 2002, common stock equivalents representing 2,007,183 and 1,991,849 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since their effect would be anti-dilutive. For the three months ended September 30, 2003, a net loss was incurred and, as such, all common stock options were excluded as the impact of inclusion would be anti-dilutive.

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

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss):
As reported	$(225)	$365	$2,524	$3,446
Add stock-based employee compensation expense included in reported net income, net of tax	—	15	—	45
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(83)	8	(408)	(67)

Pro forma	$(308)	$388	$2,116	$3,424

Basic net income (loss) per share:
As reported	$(0.01)	$0.01	$0.10	$0.13

Pro forma	$(0.01)	$0.01	$0.08	$0.13

Diluted net income (loss) per share:
As reported	$(0.01)	$0.01	$0.09	$0.13

Pro forma	$(0.01)	$0.01	$0.08	$0.13

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months Ended September 30
	2003	2002
Dividend yield	None	None
Expected volatility	104.4%	94.7%
Risk-free interest rate	2.3%	4.8%
Expected life (in years)	5.3	5.3

No stock options were issued to employees in the three months ended September 30, 2003 or 2002. The weighted-average fair value of the options issued in the nine months ended September 30, 2003 and 2002, was $0.47 and $0.33, respectively.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less as cash equivalents. Cash equivalents at September 30, 2003 and December 31, 2002 consist of $0 and $200 in certificates of deposit, respectively.

The Company made payments for income taxes of $35 and $5 for the nine months ended September 30, 2003 and 2002, respectively. Payments for interest were $1 and $2 for the nine months ended September 30, 2003 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. A company with a variable interest or a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 effective December 31, 2003. Management does not believe the adoption of this Interpretation will have an impact on the Company’s consolidated financial position or results of operations.

The FASB recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

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

3. CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in the first nine months of 2002 and issued 2,355,000 shares of common stock in the first nine months of 2003. The Company issued 2,300,000 shares of common stock in a private placement and 55,000 shares upon the exercise of common stock options and received proceeds of $2,300 and $20, respectively. Consistent with the terms of the private placement securities purchase agreement, Management intends to file a registration statement covering these shares in the fourth quarter of 2003.

Treasury stock is accounted for using the cost method. In 2002 the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). For the nine months ended September 30, 2003, the Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through September 30, 2003 a total of 2,760,291 shares have been repurchased.

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

4. CONTINGENCIES

In July 2002, six franchise operators filed a suit against the Company alleging that the Company had violated the terms of its franchise agreements and certain other trade laws. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. The District Court filed an Order of Dismissal on September 15, 2003 allowing the parties 60 days to consummate the settlement. Management expects the settlement to be finalized under the Order.

Prior to the third quarter of 2003, the Company had provided reserves for defense costs totaling $337. The Company had provided no reserve for settlement or judgment. As a result of the settlement described above, the Company has recorded an additional charge of $176 in the third quarter of 2003 reflecting the incremental costs of the settlement and defense net of insurance proceeds and other recoupments.

Under the terms of the settlement the plaintiffs have agreed to terminate their franchise agreements and to operate as case distributors.

5. INCOME TAXES

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. The net operating loss carryforwards offset the income before income taxes for the nine months ended September 30, 2003. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the quarter. A portion of the deferred tax asset recognized in the second quarter of 2003 arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction, the Company eliminated $290 of goodwill and credited equity by $790.

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

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q. Dollar amounts are stated in thousands except share and per share data.

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

Since the NutriSystem businesses began in 1972, they have operated in various organizational and legal structures and they were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In 2000, the Company also issued a total of 115,000 shares of common stock valued at an aggregate of $625 to service providers. In 2001, 2002 and the first nine months of 2003, the Company repurchased 2,760,291 shares of common stock for an aggregate cost of $1,542 (an average price of $0.56 per share). On September 30, 2003, the Company completed a private placement that raised $2,300 from the sale of 2,300,000 shares of common stock.

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

Revenue Recognition. The Company recognizes revenues, net of a reserve for returns, when the related products are shipped to the end-consumer or to franchise or case distributors. Revenues for products distributed through QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Management reviews the return reserves at each reporting period and adjusts them to reflect data available at that time. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the nine months ended September 30, 2003 and 2002 were $928 and $1,282, respectively.

Valuation of Fixed Assets and Goodwill. The Company records fixed assets and goodwill at cost. Fixed assets are being amortized on a straight-line basis over the estimated useful life of those assets. Under the guidance of SFAS 142, goodwill is no longer being amortized. In conjunction with acquisitions of businesses or product rights, management allocates the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In June 2003, the Company eliminated goodwill in connection with the recognition of deferred tax assets which originally arose prior to the acquisition transaction. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company’s fixed assets. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed assets, which was $318 at September 30, 2003.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $5,000 as of December 31, 2002. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

In future periods, the Company will provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the three months ended September 30, 2003, the Company recorded income tax benefit of $151.

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

New Program Development. New program development includes various costs charged by third parties associated with the creation of the Company’s new diet program including new packaging design, development of program specifications and related marketing materials.

Interest Income/Expense. Interest consists of interest income earned on cash balances, net of interest expense.

Income Taxes. Effective with the merger on September 27, 1999 (see Background for discussion), the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount was recorded from September 1999 to March 2003 in light of the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

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

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except customer data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues	$3,351	$3,481	$11,615	$13,320

Cost of revenues	1,544	1,559	5,295	5,694

Gross margin	$1,807	$1,922	$6,320	$7,626
% of revenue	53.9%	55.2%	54.4%	57.3%

Advertising and marketing	$781	$184	$2,036	$1,087
% of revenue	23.3%	5.3%	17.5%	8.2%

New customers	4,709	5,374	17,939	23,834

Advertising and marketing/new customer	$166	$34	$113	$46

New customer revenue/new customer	$296	$260	$406	$385

Direct revenues decreased 3.7% from the third quarter of 2002 to the third quarter of 2003. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior period). The decline in Direct revenues in the third quarter of 2003 was primarily attributable to the drop in new customers. From the third quarter of 2002 to the third quarter of 2003, the number of new customers acquired dropped by 665, or 12.4%, while the revenue generated from each new customer increased 13.8% from $260 in 2002 to $296 in 2003. Customers that initially purchased in a prior quarter generated $2.0 million in revenues in the third quarter of 2003 and $2.1 million in revenues in the third quarter of 2002. A substantial reduction in advertising spending over the course of 2002 and early 2003 contributed to lower new customer counts on a quarterly year over year basis throughout 2002 and 2003. In the third quarter of 2003 the bulk of the media spending was in the last three weeks of the quarter. Management anticipates that a portion of the benefit of the increases in media spending in September of 2003 will be reflected in the fourth quarter 2003 results. Revenues obtained from each new customer was higher in the third quarter of 2003 than 2002 because the proportion of customers purchasing under the autoship program increased; under the autoship program the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Measured on a quarterly basis, new customer revenue per new customer captures only the revenue generated by these customers in the quarter – management anticipates many of these customers will make additional purchases in future quarters.

Gross margin as a percentage of sales decreased from 55.2% in the third quarter of 2002 to 53.9% in the third quarter of 2003, primarily as a result of a higher proportion of sales under the autoship program, which is sold at a 10% to 15% discount, and increased shipping costs caused by the shut down of the Reno facility in the first quarter of 2003. As noted above, advertising and marketing increased in the third quarter of 2003 as compared to the same period in 2002. Advertising and marketing per new customer acquired also increased sharply, going from $34 in the third quarter of 2002 to $166 in the third quarter of 2003. In the third quarter of 2003, about 65% of advertising spending was on media advertising. The remaining 35% was spent on non-media expenses such as market research that will continue to benefit future periods; however, this also contributed to the higher advertising cost per new customer. In comparison, the low advertising and marketing spending in the third quarter of 2002 resulted in a low proportion of customers obtained through advertising and a high proportion of new customers obtained through referral, which reduced the advertising cost per new customer.

Direct results for the first nine months of 2003 also showed a decline in revenue over the same period in 2002. Revenues decreased 12.8% from the first nine months of 2002 to the first nine months of 2003. The spending on advertising and marketing increased by $949 from $1,087 in the first nine months of 2002 to $2,036 in the first nine months of 2003. About half the spending related to non-media expenses such as market research that will benefit future periods and the other half that related to media will continue to build brand awareness. Advertising and marketing per new customer (customer acquisition cost) increased from $46 to $113 from the first nine months of 2002 to 2003. Gross margin as a percentage of sales decreased from 57.3% in the first nine months of 2002 to 54.4% in the first nine months of 2003, primarily as a result of a higher proportion of discounted autoship sales and higher shipping costs associated with the shutdown of the Reno facility.

Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $793 and $4,091 for the three and nine months ended September 30, 2003 versus $1,024 and $6,888 for the three and nine months ended September 30, 2002, respectively. Sales declined from 2002 to 2003 because the Company aired fewer shows on QVC and sales per minute of air-time declined.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues decreased from $5,458 for the third quarter ended September 30, 2002 to $4,866 for the third quarter ended September 30, 2003. The revenue decrease of $592, or 10.8%, resulted from decreased sales to QVC ($231), Franchise ($179), Direct ($130) and the Field Sales channel ($52). In the third quarter of 2003, Direct sales accounted for 69% of total revenues, while QVC, Field sales and franchise revenues accounted for 16%, 9% and 6% of total revenues, respectively. In 2002, these percents were 64%, 19%, 9% and 8%, respectively.

Costs and Expenses. Cost of revenues decreased $379 from $3,061 to $2,682 for the quarters ended September 30, 2002 and 2003, respectively. Gross margin as a percent of revenues was 43.9% and 44.9% for the quarters ended September 30, 2002 and 2003, respectively. The increase in margin was primarily attributable to the swing in the mix from QVC, which generates a lower gross margin, to Direct which generates a higher gross margin. Advertising and marketing expenses increased $597 from $184 to $781 from the third quarter of 2002 to the third quarter 2003. All advertising spending promoted the Direct sales, and the increase in advertising is attributable to increased spending for advertising media ($372), market research and consulting ($86), payroll related to marketing and advertising ($81) and production of television advertising ($58). General and administrative expenses ($1,674 and $1,601 in the third quarter 2002 and 2003, respectively) decreased $73 attributable to lower costs associated with the decline in revenues, especially compensation and reduced costs associated with the closing of the Reno warehouse in the first quarter of 2003 offset by increased professional fees and consulting fees. In the third quarter of 2003 and 2002, the Company recorded litigation expense related to the franchise lawsuit of $176 and $100, respectively, in general and administrative expenses. In the third quarter of 2003, the Company incurred $124 in expenses associated with new program development. Management anticipates that spending for new product development will increase in the fourth quarter. For the quarters ended September 30, 2002 and 2003, the Company recorded a loss of $61 and $19, respectively, under the caption “Equity in losses of affiliate”, representing the Company’s investment in an affiliate.

Interest Income. Interest income net of interest expense decreased $1 from $13 in 2002 to $12 in 2003 primarily due to lower interest rates earned on cash balances offset by higher cash balances.

Income taxes. In the third quarter of 2003, the Company recorded a $151 income tax benefit due to the loss for the current reporting period.

Net Income. From the third quarter 2002 to the third quarter 2003, net income decreased by $590 from net income of $365 to a net loss of $225. The decrease in net income is primarily due to increased advertising and marketing spending and lower gross profit from reduced revenues.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues decreased from $23,459 for the nine months ended September 30, 2002 to $18,377 for the nine months ended September 30, 2003. The revenue decrease of $5,082, or 21.7%, resulted from decreased sales to QVC ($2,797), Direct ($1,705) and the Franchise and Field Sales channels ($580).

Costs and Expenses. Cost of revenues decreased from $13,242 to $10,370 for the nine months ended September 30, 2002 and 2003, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) remained the same at 43.6% for the nine months ended September 30, 2002 and 2003. Advertising and marketing expense increased from $1,087 to $2,036 from the first nine months of 2002 to the first nine months of 2003. Virtually all advertising in these quarters promoted the Direct program. General and administrative expenses decreased from $5,248 to $4,914 from the first nine months of 2002. This decrease of $334 is due primarily to lower costs associated with the decline in revenues, especially compensation as well as decreased costs attributable to the closing of the Reno warehouse offset by increased professional and consulting fees. In the nine months ended September 30, 2003 and 2002, the Company recorded litigation expense related to the franchise lawsuit of $274 and $100, respectively, in general and administrative expenses. In the nine months ended September 30, 2003, the Company incurred $128 in expenses associated with new program development. In the first quarter ended March 31, 2003, the Company closed the Reno distribution center in order to reduce fulfillment costs. This resulted in warehouse closing costs of $198 primarily consisting of a loss on disposal of assets ($132), remaining lease payments ($49) and other costs ($17). For the nine months ended September 30, 2002 and 2003, the Company recorded a loss of $61 and $110, respectively, under the caption “Equity in losses of affiliate”, representing the Company’s investment in an affiliate.

Interest Income. Interest income (net of interest expense) increased $13 from $29 in the first nine months of 2002 to $42 in the first nine months of 2003 primarily due to higher cash balances.

Income taxes. In the first nine months of 2003, the Company recorded a $2,038 income tax benefit, $2,232 related to the recognition of deferred tax assets (see Note 5 of the Financial Statements) offset by income tax expense of $194.

Net Income. The Company generated net income of $3,446 for the nine months ended September 30, 2002 as compared to net income of $2,524 for the nine months ended September 30, 2003. The decrease in net income is primarily due to lower gross profit resulting from reduced revenues and increased advertising and marketing expense offset by an income tax benefit.

Contractual Obligations and Commercial Commitments

As of September 30, 2003, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the nine months ended September 30, 2003, there have been no items that significantly impacted the Company’s commitments and contingencies as disclosed in the notes to the 2002 consolidated financial statements as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2003, the Company had net working capital of $8,274. Cash and cash equivalents were $7,164, an increase of $4,159 from the balance at December 31, 2002. The Company’s principal source of liquidity during this period is from cash flow from operations and a private placement of common stock completed in September 2003. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the nine months ended September 30, 2003, the Company generated cash flow of $2,173 from operations, primarily attributable to net income adjusted for non-cash items supplemented by a decrease in working capital, the most significant component being a decrease in inventories of $1,514. This decrease in inventories is due to the seasonality of the business and the shutdown of the Reno fulfillment facility. Inventories are purchased in the fourth quarter in anticipation of the seasonally higher sales level in the first quarter of the year.

In the nine months ended September 30, 2003, net cash used in investing activities was $111, which primarily consisted of a $84 investment in an affiliate and capital expenditures of $40 offset by proceeds from the sale of Reno warehouse assets of $13.

In the nine months ended September 30, 2003, net cash provided by financing activities was $2,097, representing proceeds from a private placement in exchange for 2,300,000 shares of common stock, proceeds from the exercise of 50,000 shares of common stock options offset by the purchase of 220,100 shares of common stock in privately negotiated transactions. Consistent with the terms of the September private placement securities purchase agreement, Management intends to file a registration statement covering these shares in the fourth quarter of 2003.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings in 2001, 2002 and in the first nine months of 2003, the variable nature of a portion of the Company’s expenditures, the cash balance at September 30, 2003 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through 2004. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. There are currently no credit facilities available to fund working capital or investment needs.

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

The FASB recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at September 30, 2003 and its cash and cash equivalents of $7,164 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 3, 2002, certain franchise operators filed a suit against the Company and certain of its affiliates alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit was filed in the Circuit Court of the First Judicial Circuit, County of Jackson, State of Illinois. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. The District Court filed an Order of Dismissal on September 15, 2003 allowing the parties 60 days to consummate the settlement. Management expects the settlement to be finalized under the Order.

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

Report dated September 30, 2003 on press release issued by NutriSystem, Inc. announcing a sale of common stock in a private placement transaction.

Report dated October 29, 2003 on press release setting forth NutriSystem’s earnings for the first nine months of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY: /S/ MICHAEL J. HAGAN	November 3, 2003
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY: /S/ JAMES D. BROWN	November 3, 2003
James D. Brown
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

10.16	Agreement dated as of October 21, 2003 between NutriSystem, Inc. and GT Merchandising & Licensing LLC.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code