Form 10-K
period 2003-12-31
NUTRI SYSTEM INC /DE/
filed 2004-03-29
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, was $10,817,679. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ OTC Bulletin Board on June 30, 2003.

Number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 23, 2004: 28,876,937 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s Annual Meeting of Stockholders to be held on May 6, 2004, are incorporated by reference into Part III of this Form 10-K.

NutriSystem, Inc.

PART I

ITEM 1. BUSINESS

Background

NutriSystem, Inc., (a Delaware corporation), together with its subsidiaries (“NutriSystem” or the “Company”), provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses, including Nutri/System L.P. and Nutri/System Direct, L.L.C. (collectively, the “Predecessor Businesses”), that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 24 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (the “Field Sales” channel), Case Distributor weight loss centers (the “Case Distributor” channel) and QVC. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, the Company changed its name to NutriSystem, Inc.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures, and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3 million and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400,000 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. NutriSystem became a publicly traded company in October of 1999.

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

Industry

Weight loss is a challenge for a significant portion of the American population. According to a study published in the October 2002 Journal of the American Medical Association, approximately 127 million Americans are overweight. Furthermore, according to the National Center for Health Statistics, the incidence of obesity in the United States, as defined by federal guidelines, increased between 1980 and 2000 from 15% to 31% of the adult population. Many medical studies have documented a link between obesity and a variety of health concerns. With obesity rates escalating, Americans are increasingly at risk for diseases such as diabetes, certain cancers and various forms of heart disease that may be linked to obesity.

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

Products and Services

For 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. By telephone and through its web site, www.nutrisystem.com, NutriSystem provides a comprehensive weight management program, consisting of support for dieters and a pre-packaged food program. Online support for dieters includes individualized diet and exercise plans, online counseling, support groups, bulletin boards, online classes and chat rooms. Trained counselors are available 100 hours a week to answer questions and custom-design and recommend an exercise program to help each member achieve his or her weight loss and fitness goals. Members share information and encouragement with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition, exercise and well-being provided on the web site. NutriSystem provides free membership and access to telephone and online support.

In December 2003, the Company introduced NutriSystem Nourish, a new line of pre-packaged, portion-controlled food sold under the NutriSystem brand. The NutriSystem Nourish program consists of a menu of over 100 food selections with a low glycemic index that provide dieters with a balanced intake of “good” carbohydrates. NutriSystem Nourish also features new, easy-to-use exercise and behavior modification programs.

Typically, our customers purchase monthly food packages containing 28 breakfasts, lunches, dinners and snacks, which they supplement with fresh milk, fruit and vegetables. A full day’s supply of entrees and snacks currently are priced at less than $10.00 a day. Most customers order on an autoship basis in which the Company sends food to the customer on an ongoing monthly basis until notified by the customer to cease shipments. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On the web site, members can order food 24 hours a day, seven days a week.

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

The Company’s pre-packaged foods are also sold to weight loss program participants through QVC, as well as through the Field Sales and Case Distributor channels.

Marketing

The Company’s primary marketing objective is to leverage NutriSystem’s established brand cost effectively to build participation in the Company’s web site and sales of its food program. The Company uses a combination of online and traditional offline advertising and promotional strategies.

Offline advertising. Offline advertising is used to encourage qualified customers to call or visit the Company’s web site and increase awareness of the online program. NutriSystem reaches its target audience through a combination of television, direct mail and radio. On television, direct response-focused advertisements capitalize on the NutriSystem brand name and focus on “before and after” comparison and/or the program’s simplicity, convenience and “good carb” features. Direct mail is a companion to the media advertising and consists of mailings to Direct members who have purchased or signed up for membership.

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

Promotion. Starting in the fourth quarter of 2003, the Company expanded its efforts to generate visibility in various press, television and radio outlets and improve public awareness of the brand. In particular, the Company had promotional success through Zora Andrich, a spokesperson who was the winner of the Joe Millionaire reality TV show.

Fulfillment

The Company currently leases approximately 54,600 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2009 at an annual rent of $451,956. Under the lease, the Company will rent an additional 33,200 feet of adjoining warehouse space beginning in June of 2004 at an additional annual rent of $139,839. In December 2003, the Company obtained additional fulfillment capacity in central Pennsylvania and Sparks, Nevada through an outsourced provider. To date, management has been satisfied with the outsourced fulfillment operations and it believes the Horsham facility and the outsourced fulfillment capacity are adequate for the Company’s needs for the foreseeable future. In March 2003, the Company closed its own 37,000 square foot order fulfillment center in Reno, Nevada after determining it was not operating cost effectively.

The Company operates an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or web site customer interface, with order processing and shipping, and allows Internet customers to access shippers’ order tracking numbers online. The Company’s computer-assisted picking system allows for virtually paperless order picking in the Horsham facility. Management believes the integration of its shipping systems with the operations of its outsourced fulfillment operations is satisfactory.

Except in days of unusually high demand, management believes that virtually all Direct customer orders received by 5:00 p.m. weekdays are shipped on the day received. Direct customers are not charged for their orders until the ordered product is shipped. The Company estimates that it can ship to 75% of the domestic population from the Horsham fulfillment center within four business days using standard ground transportation and over 90% of the domestic population within five business days. With the recent addition of outsourced fulfillment in Nevada, the Company has reduced the time required to deliver most orders to the West Coast. The Company ships to its members using either Federal Express or United Parcel Service. It does not currently charge customers for shipping and handling on autoship food orders.

Technology

The Company’s web site is hosted at a remote third party hosting facility with a backup at the Company’s headquarters in Horsham, PA. The hosting facility provides technologically advanced physical and fire security and electric power back-up for the equipment on which the Company’s web site operates. The facility also monitors the Company’s server and its network connections 24 hours a day, seven days a week. Servers at both sites are connected on a continuous, real-time basis, which allows the Company move the website from primary to backup without any loss of data.

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

Employees

As of March 22, 2004, the Company had 107 full-time employees. None of the Company’s employees are represented by a labor union and the Company considers its relations with its employees to be good.

Available Information

All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through the Company’s investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2003 are as follows:

Name	Age	Position
Michael J. Hagan	41	Chairman, Chief Executive Officer and Director
Djordje (George) Jankovic	36	President, Chief Operating Officer and Director
James D. Brown	45	Chief Financial Officer, Secretary & Treasurer
Brendon Perero	27	Chief Information Officer

Michael J. Hagan was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business internet and software company, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from February 2002 to the present, president and Chief Executive Officer from January 2001 to February 2002, Executive Vice President and Chief Operating Officer from January 2000 to January 2001 and Senior Vice President prior to that time. Prior to founding Verticalnet, Mr. Hagan was a Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995, and worked for Bristol Meyers Squibb from 1988 to 1990. Mr. Hagan is a director of Verticalnet, Inc. and American Financial Realty Trust. Mr. Hagan is also a trustee of Saint Joseph’s University.

Djordje (George) Jankovic was appointed President and Chief Operating Officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Jankovic was the founder, Chairman and Chief Executive Officer of beMany, Inc., a provider of residential telecom and energy services, from September 1999 to November 2002. Mr. Jankovic was Vice President of Product Development of Verticalnet, Inc. from September 1998 to September 1999. Mr. Jankovic was co-founder and Chief Executive Officer of RF Globalnet, Inc. from March 1996 until it was acquired by Verticalnet in September 1998.

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

The Company relies solely on contract manufacturers to supply all of the food and other products it sells. The Company does not have written contracts with any suppliers and it is subject to numerous risks associated with these suppliers’ businesses, including labor disruptions, delivery problems, shortages of ingredients and equipment failure. If the Company cannot supply a sufficient quantity, quality and variety of products to its customers on acceptable commercial terms, it would lose revenues and market share, or incur higher costs.

The Company is dependent on its Chief Executive Officer and other key managers for future success, and these persons are not obligated to stay with the Company.

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

On an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than NutriSystem, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that was perceived to be safe, effective and “easier” than a portioned controlled meal plan, would put the Company at a disadvantage in the marketplace and results of operations could be negatively affected.

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

The Predecessor Businesses were subject to numerous claims based on various health-related concerns during their 30-year operating history, including most recently, claims related to the use of fen-phen. Wyeth (f/k/a American Home Products) has agreed to indemnify Nutri/System L.P. against the fen-phen claims. The Company has not been named in any such litigation, however, if it were, it would need to defend itself against such claims. Such litigation, regardless of its merit and ultimate outcome, is often lengthy and costly. Therefore, if the Company becomes involved in any such litigation, results of operations could be negatively affected.

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

Most of the Company’s counselors for our diet program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from the Company. NutriSystem may be subject to claims from its members alleging that its personnel do not have the qualifications necessary to provide proper advice regarding weight loss. The Company may also be subject to claims that its personnel have provided inappropriate advice or have inappropriately referred or failed to refer members for matters other than weight loss. Although the Company carries relevant liability insurance, such claims could result in damage to the Company’s reputation.

NutriSystem has a history of operating losses and an accumulated deficit and it may become unprofitable.

The Company and its Predecessor Businesses have incurred losses in four of the last six years. As of December 31, 2003, the Company had an accumulated deficit of $22 million. The Company needs to continue to generate significant revenues to maintain profitability, and it may not be able to do so.

The Company’s stock price has been volatile and its trading volume has been low. These conditions may continue or worsen.

The Company’s common stock was delisted from the NASDAQ National Market on May 25, 2001, and before and since it has, at times, traded at very low volumes. The Company cannot predict when a more consistently liquid trading market may develop. In addition, the Company’s share price may decline for reasons related, or unrelated, to future operating results. For example, in October 2000, the Company’s share price declined substantially for reasons it believes are unrelated to operating performance. There are many factors, including the risk factors described in this Annual Report on Form 10-K, that may cause operating results to fluctuate or have a significant adverse effect on the market price of the Company’s common stock.

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

ITEM 2. PROPERTIES

The Company currently leases approximately 54,600 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2009 at an annual rent of $451,956. Under the lease, the Company will rent an additional 33,200 feet of adjoining warehouse space beginning in June 2004 at an additional annual rent of $139,839. As discussed in Item 1, the Company also outsources some of its fulfillment operations. Management believes the Horsham facility, combined with its outsourced fulfillment capacity, is adequate for the Company’s needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On July 3, 2002, certain franchise operators filed a suit against the Company and certain of its affiliates alleging that the Company has violated the terms of its franchise agreements and certain other trade laws. The suit was filed in the Circuit Court of the First Judicial Circuit, County of Jackson, State of Illinois. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. The District Court filed an Order of Dismissal on September 15, 2003, and in December 2003 the settlement was finalized. Under the terms of the settlement, the plaintiffs have terminated their franchise agreements and now operate as Case Distributors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN THE FOURTH QUARTER OF FISCAL 2003

None submitted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock traded on the NASDAQ National Market from June 16, 2000 to May 25, 2001, and currently trades on the NASDAQ OTC Bulletin Board. The Company’s common stock trades under the symbol “THIN.” The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported on the NASDAQ OTC Bulletin Board.

	High	Low
2002 First Quarter	$0.88	$0.35
2002 Second Quarter	0.90	0.70
2002 Third Quarter	0.85	0.62
2002 Fourth Quarter	1.10	0.50

2003 First Quarter	$0.95	$0.61
2003 Second Quarter	0.82	0.51
2003 Third Quarter	1.50	0.57
2003 Fourth Quarter	2.14	1.16

On March 22, 2004, the closing bid price of the Company’s common stock on the NASDAQ OTC Bulletin Board was $3.10. As of March 22, 2004, the Company had approximately 327 record holders of its common stock.

The Company has not paid any dividends since its inception and currently does not foresee any future dividend payments. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and other Financial Data.”

Recent Sales of Unregistered Securities

In the period covered by this Report, we have issued the following securities that were not registered under the Securities Act:

On September 30, 2003, we issued 2,300,000 shares of common stock to the investors listed below in consideration for $2,300,000. Based on the fact that the listed investors were accredited investors that had an understanding of our business plan, we made these sales in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

Kinderhook Partners L.L.C.	1,260,000
Stephen J. Clearman	415,000
Madhavi Shah	15,000
James F. Basili	10,000
Tushar Shah	20,000
Richard A. Vines	25,000
Timothy M. Riley	100,000
Lawrence W. Lepard	75,000
Vinodray Shah	80,000
Bruce Evans	100,000
Kathleen A. Tornetta	25,000
Joseph F. Tornetta	75,000
William Kronenberg III	100,000

Total shares	2,300,000

On October 1, 2003, we issued 15,000 shares of common stock to Ken Hitchcock in consideration for marketing services. In granting the shares, we relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On October 23, 2003, we issued 10,000 and 1,000 shares of common stock to Zora Andrich and Ray Manzella, respectively, in consideration for marketing services. In granting the shares, we relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On November 17, 2003, we issued 43,518 shares of common stock to Investec, Inc. upon the exercise of a warrant to purchase common stock. Based on the fact that Investec, Inc. was an accredited investor that had an understanding of our business plan, we made these sales in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

On November 24, 2003, we issued 10,000 and 5,000 shares of common stock to Mark Miller and Ray Manzella, respectively, in consideration for marketing services. In granting the shares, we relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2003		2002	2001		2000		1999
Statement of Operations Data:

Revenues:
Total revenues	$22,575		$27,569	$23,798		$20,202		$8,584

Costs and expenses:
Cost of revenues	13,372		15,653	13,114		11,055		6,196
Marketing	3,627		1,392	3,565		8,432		520
General and administrative	7,239		7,775	6,440		6,088		11,666 (a)
New program development	599		—	—		—		—
Depreciation and amortization	223		336	418		307		99

Operating income (loss) from continuing operations	(2,485)		2,413	261		(5,680)		(9,897)

Other income (loss)	—		(100)	77		84		—
Equity in losses of affiliate	(157)		(143)	—		—		—
Interest income, net	57		41	98		198		56
Minority interest	—		—	—		—		208
Income tax provision (benefit)	(3,397	)(b)	—	—		—		—
Discontinued operation	—		200 (c)	813	(c)	(8,586	)(c)	—

Net income (loss)	$812		$2,411	$1,249		$(13,984)		$(9,633)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.03		$0.08	$0.01		$(0.19)		$(0.45)
Discontinued operation	—		—	0.03		(0.03)		—
Disposal of discontinued operation	—		0.01	—		(0.28)		—

Basic and diluted	$0.03		$0.09	$0.04		$(0.50)		$(0.45)

Weighted average shares outstanding
Basic	26,733		26,475	28,156		28,006		21,449
Diluted	27,064		26,917	28,201		28,006		21,449

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,684	$3,005	$1,118	$1,638	$2,902
Working capital	5,664	4,445	2,310	1,434	3,509
Total assets	13,688	8,277	6,387	5,908	5,856
Non-current liabilities	2	255	123	145	133
Stockholders’ equity	9,291	5,249	3,488	2,901	4,391

(a)	Compensation charges of $8,202 were recorded in 1999 in connection with the issuance of 8,200,000 shares of common stock to the former president of the Company.

(b)	In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.
(c)	In 2000 and 2001, the Company recorded a loss from discontinued operation of $713 and an operating profit of $813, respectively. Also in 2000, the Company recorded a loss on disposal of $7,873 consisting of a write off of intangibles of $7,650 and $223 of other shutdown related costs. In 2002, the Company recorded a gain of $200 upon the sale of the intellectual property associated with Sweet Success. See discussion relating thereto in Note 3 of the Notes to the Consolidated Financial Statements.

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

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K. Dollar amounts are stated in thousands, except per share data.

Background

NutriSystem, Inc. provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 24 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (“Field Sales”), Case Distributors and QVC. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003 the Company changed its name to NutriSystem, Inc.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In September 2003, the Company completed a private placement that raised $2,300 from the sale of 2,300,000 shares of common stock. The Company issued a total of 115,000 and 41,000 shares of common stock valued at an aggregate of $625 and $61 to service providers in 2000 and 2003, respectively. In 2001, 2002, and 2003, the Company repurchased 2,760,291 shares of common stock for an aggregate cost of $1,541 (an average price of $0.56 per share).

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction.

Discontinued Operation

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the “Seller”) in return for 900,000 shares of the Company’s common stock, representing 3.1% of the shares outstanding after the transaction. Sweet Success is a diet meal replacement product line distributed in traditional retail outlets such as drug and grocery stores and price clubs. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities, beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller were included in a registration statement that became effective in December 2003.

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. Under then existing market conditions, the Company was unable to obtain the funding required to rebuild the Sweet Success brand through consumer promotion. However, over the course of 2000 and 2001 the Company was able to generate $1,753 in net positive cash flow from the product line, consisting of $7,773 in operating losses offset by $8,197 in non-cash expenses and a positive $1,329 in cash generated from reductions in working capital. In 2000 and 2001, the Sweet Success product line provided a positive net cash flow of $1,212 and $541, respectively, as cash generated through the operation of the product line and the disposal of inventory exceeded payments related to the shut down of the product line.

The results of the Sweet Success product line have been reported separately as a discontinued operation in the accompanying consolidated financial statements. Under the Company’s ownership in 2000 and 2001, Sweet Success generated sales of $4,215 and $3,350, respectively, and incurred an operating loss of $713 and an operating profit of $813, respectively. In conjunction with the discontinuance of operation, in 2000 the Company recorded a loss on disposition of $7,873, of which $7,650 related to the write down of intangible assets and the remaining $223 related to various shut down costs. Except for a sale of intellectual property, Sweet Success was inactive in 2002. In December, 2002, the Company sold the intellectual property associated with Sweet Success for $150 cash, a $50 promissory note, deferred payments based on sales achieved by the buyer and a warrant to purchase equity of the buyer. At this time, management does not anticipate that the deferred payments or warrants will result in significant value to the Company. The Company recorded a gain of $200 from the transaction.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing the consolidated financial statements. These critical accounting estimates have been discussed with the Company’s audit committee.

Reserves for Returns. Management reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate a return for reserves, management considers return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for 2001, 2002 and 2003 were $474, $1,482 and $1,174, respectively.

Impairment of Fixed Assets and Goodwill. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed assets, which was $753 at December 31, 2003.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $8 million as of December 31, 2003. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

In future periods, the Company will provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the year ended December 31, 2003, the Company recorded an income tax benefit of $3,397.

Results of Operations

Revenues and expenses consist of the following components:

Revenues. Revenues consist primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, including the write-off of obsolete packaging and product, incoming and outgoing shipping costs, charge card discounts and packing material. Cost of products sold includes products provided at no charge as part of promotions. Cost of sales includes the fees paid to independent distributors.

Marketing Expense. Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. All other advertising costs are charged to expense as incurred.

General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for administrative, information technology, fulfillment and customer service personnel, facility expenses, web site development costs, professional service fees and other general corporate expenses.

New Program Development. New program development includes various costs charged by third parties associated with the creation of the Company’s new NutriSystem Nourish diet program, including new package design costs and development of program specifications.

Interest Income/Expense. Interest consists of interest income earned on cash balances, net of interest expense.

Income Taxes. Effective with the merger on September 27, 1999 (see Background for discussion), the Company became subject to corporate level income taxes. No income tax benefit on the excess of the tax basis of assets over the financial reporting carrying amount was recorded from September 1999 to March 2003 in light of the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

Overview of the Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. In 2003, the Direct channel represented 65% of the Company’s net revenues. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the Direct channel. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues) and total advertising and marketing expense as a percentage of revenues. In the following table, cost of revenues for 2002 and 2001 have been restated to conform to current cost allocation methodologies.

In January 2004 the Company merged duplicate customer profiles that had been created over time. This reduced new customer counts by approximately 10% in 2003 and by a smaller amount in prior years, and it increased the sales per customer, as cumulative customer purchases were also aggregated. Merging duplicate profiles also raised the amount of sales that were attributed by customers acquired in prior periods. The changes affected customer counts and had no impact on the Company’s audited financial statements.

FINANCIAL AND OPERATING STATISTICS FOR THE DIRECT CHANNEL

(in thousands, except customer data)

	2003	2002	2001
Revenues	$14,712	$16,127	$16,578
Cost of revenues	7,359	7,042	7,382

Gross margin	$7,353	$9,085	$9,196
% of revenue	50.0%	56.3%	55.5%

Marketing	$3,627	$1,392	$3,565
% of revenue	24.7%	8.6%	21.5%
New customers	22,960	25,066	39,761

Marketing/new customer	$158	$56	$90

New customer revenue/new customer	$381	$428	$329

Direct revenues decreased 8.8% from 2002 to 2003. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From 2002 to 2003, the number of new customers acquired dropped by 2,106 or 8.4%. Low spending for advertising media over the course of 2002 and through August 2003 was the primary reason for a declining new customer count throughout this period. In September and October 2003, the Company increased spending for marketing media in selected markets, resulting in increased new customer counts in these markets. Overall, the new customer counts in the fourth quarter of 2003 were 48.7% higher than the same quarter of 2002.

From 2002 to 2003, revenues from each new customer acquired declined by $47 or 11.0%. The decline in revenues per new customer obtained in each year was triggered by two factors: a) an increased emphasis for a portion of 2003 on sales of smaller trial packages of food, and b) in 2003 a higher portion of the new customers were acquired later in the year. Customers with an initial purchase of less than $100 comprised 27.2% of all new customers in 2003 but only 21.9% of new customers in 2002; individuals that spend less than $100 tend to purchase “trials”, though the Company has had some success in converting these “trial size” customers into sustained program participants. The Company’s focus is on customers that go on a weight loss program; for analytic purposes, the Company defines a customer with an initial purchase of $100 or more to be a “program” new customer. The Company generated $467 and $484 per program new customer in 2003 and 2002, respectively. The Company had 16,729 and 19,569 program new customers in 2003 and 2002, respectively. Timing also affected sales per new customer. In 2003, 45.5% of new customers were acquired in the second half of the year, while in 2002 only 33.0% of new customers were added in the second half. Customers acquired later in a calendar year have less time to contribute revenues within the calendar year.

Customers that initially purchased in a prior year contributed $6.0 million and $5.4 million to revenues in 2003 and 2002, respectively.

Direct gross margin declined from 56.3% in 2002 to 50.0% in 2003 primarily due to a charge of $529 related to the write-off of obsolete old program product and packaging and an increase in the proportion of sales that are discounted under the autoship program.

Direct revenues decreased 2.7% from 2001 to 2002. From 2001 to 2002, the number of new customers acquired dropped by 14,695 or 37.0%, while the revenue generated from each new customer increased 30.1% from $329 in 2001 to $428 in 2002. Returning customers generated $3.5 million in revenues in 2001 and $5.4 million in revenues in 2002. Direct revenues declined slightly in the face of a sharp drop in new customers because sales from each new customer and sales from returning customers increased. The decline in new customers was caused by a large reduction in marketing spending, which dropped by $2.2 million or 60.9% from 2001 to 2002. The increase in revenues obtained from each new customer is primarily attributable to the introduction of the autoship program in November 2001, in which the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Total revenues from returning customers increased as the number of former customers familiar with the Company’s Direct channel increased.

Overview of Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. In 2003, this channel represented 21% of the Company’s net revenue. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $4,617, $7,376 and $2,681 for the years ended December 31, 2003, 2002 and 2001, respectively. Sales declined from 2002 to 2003 because the Company aired fewer shows on QVC and sales per minute of air-time declined.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues decreased from $27,569 for the year ended December 31, 2002 to $22,575 for the year ended December 31, 2003. The revenue decrease of $4,994, or 18.1%, resulted from decreased sales to QVC ($2,759), Direct ($1,415), Case Distributor ($553) and the Field Sales channel ($267). In the year ended December 31, 2003, Direct accounted for 65% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 21%, 8% and 6% of total revenues, respectively. In 2002, the comparable percents were 58%, 27%, 8% and 7%, respectively.

Costs and Expenses. Cost of revenues decreased $2,811 from $15,653 to $13,372 for the years ended December 31, 2002 and 2003, respectively. Gross margin as a percent of revenues decreased from 43.2% in 2002 as compared to 40.8% in 2003. The decrease in gross margin is attributable to $529 write-off of old program inventory and packaging recorded in cost of sales. Marketing expenses increased $2,235 from $1,392 to $3,627 from 2002 to 2003. All marketing spending promoted the Direct, and the increase in marketing is attributable to increased spending for advertising media ($898), market research and consulting ($529), payroll related to marketing and advertising ($323), production of television advertising ($299) and Internet advertising ($186). The Company incurred $751 of marketing expense in the second half of December 2003 related to television media ($55), television production ($193), direct mail ($490) and Internet advertising ($13). Management believes that a significant portion of the revenue generated from this spending will be recorded in 2004. General and administrative expenses ($7,775 and $7,239 in 2002 and 2003, respectively) decreased $536 attributable to lower costs associated with the decline in revenues, especially compensation, and reduced costs associated with the closing of the Reno warehouse in the first quarter of 2003, offset by increased professional fees and consulting fees. In general and administrative expenses, the Company recorded litigation expense related to the franchise lawsuit of $302 and $238 in 2002 and 2003, respectively (see Item 3), and $198 expense related to the Reno warehouse closing costs. Included in general and administrative costs in 2002 are $481 in severance relating to the Company’s former Chief Executive Officer and $175 in charges relating to discontinued packaging and products. Primarily in the fourth quarter of 2003, the Company incurred $599 in expenses associated with new program development in order to create the NutriSystem Nourish program. New program expenses include the new package design costs and development of program specifications. Other expense in 2002 of $100 represents the cost of settling an employment-related complaint filed by certain employees of the Company’s former facility in Reno. For the year ended December 31, 2002 and 2003, the Company recorded a loss of $143 and $157, respectively, under the caption “Equity in losses of affiliate,” representing the Company’s investment in an affiliate.

Interest Income. Interest income net of interest expense increased $16 from $41 in 2002 to $57 in 2003 primarily due to interest earned on higher cash balances.

Income taxes. In 2003, the Company recorded a $3,397 income tax benefit related to the recognition of deferred tax assets (see Note 8 of the Financial Statements).

Net Income. From 2002 to 2003, net income decreased by $1,599 from net income of $2,411 to net income of $812. The decrease in net income in 2003 is primarily due to lower revenues, increased marketing expense and costs associated with the development of a new program. These high costs were fully offset by an income tax benefit recorded in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased from $23,798 for the year ended December 31, 2001 to $27,569 for the year ended December 31, 2002. The revenue increase of $3,771, or 15.9%, resulted from increased sales to QVC ($4,694) which began distributing the Company’s products in the second quarter of 2001. Offsetting these increases was a decline in sales of $451, $250 and $222 through the Direct, Case Distributor and Field Sales channels, respectively. In 2002, Direct accounted for 59% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 26%, 8% and 7% of total revenues, respectively. In 2001, the comparable percents were 70%, 11%, 10% and 9% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $2,539 from $13,114 to $15,653 for the years ended December 31, 2001 and 2002, respectively. Gross margin as a percent of revenues decreased from 44.9% in 2001 to 43.2% in 2002. The decrease in gross margin is due to lower margin QVC sales accounting for a higher percent of overall sales. In 2002 and 2001, gross margin for Direct remained approximately the same. Marketing expenses decreased $2,173 from $3,565 to $1,392 from 2001 to 2002. All marketing promoted the Direct channel, and, as discussed above, the decline in marketing expense is attributable to the decrease in television advertising. General and administrative expenses ($6,440 and $7,775 in 2001 and 2002, respectively) increased $1,335 from 27.1% of sales to 28.2% of sales. The Company incurred higher expenses in a variety of areas including compensation, professional services, and packaging expenses. Included in general and administrative costs in 2002 are $481 in severance relating to the Company’s former Chief Executive Officer and $175 in charges relating to discontinued packaging and products. Also in general and administrative costs in 2002 is $239 in legal defense costs associated with the franchise lawsuit that was settled in 2003 (see Item 3).

Other expense in 2002 of $100 represents the cost of settling an employment-related complaint filed by certain employees of the Company’s Reno facility. In 2001, the Company had other income of $77 representing passive investment income.

Interest Income. Interest income net of interest expense decreased $57 from $98 in 2001 to $41 in 2002 primarily due to lower interest rates.

Net Income. From 2001 to 2002, the Company improved its net results from net income of $1,249 to net income of $2,411. In 2001 and 2002, the Company’s net income included income from discontinued operations of $813 and $200, respectively. The Company generated operating income from continuing operations of $261 in 2001 and $2,413 in 2002. This sharp increase in operating income of $2,152 is primarily related to the decrease in advertising spending.

Contractual Obligations and Commercial Commitments

Following is a summary of contractual obligations of the Company. The Company has no other commercial commitments.

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1 - 3 Years	4 – 5 Years	After 5 Years
Operating leases	$3,895	$614	$1,301	$1,351	$629
Contract with former executive	246	246	—	—	—

Total	$4,141	$860	$1,301	$1,351	$629

Liquidity, Capital Resources and Other Financial Data

At December 31, 2003, the Company had net working capital of $5,664, an increase of $1,219 from the $4,445 net working capital balance at December 31, 2002. Cash and cash equivalents at December 31, 2003 were $2,684. The Company’s principal source of liquidity during this period is from a private placement of common stock completed in September 2003. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities. The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2003, the Company generated a negative cash flow of $1,920 from operations, primarily attributable to net income adjusted for non-cash items, including a deferred tax benefit. Including a $3,397 adjustment relating to the deferred tax benefit, net income adjusted for non-cash items was a negative $1,833 in 2003. Net changes in operating assets and liabilities reduced cash flow from operations by $87 in 2003.

In the year ended December 31, 2003, net cash used in investing activities was $621, which primarily consisted of net capital expenditures ($528) incurred to increase web site capacity, fulfillment operations, leasehold improvements related to the relocation of home office and an investment ($93) made in a start up company formed to provide diet and fitness programs in center locations and capital .

In the year ended December 31, 2003, net cash provided by financing activities was $2,220, representing proceeds from a private placement in exchange for 2,300,000 shares of common stock ($2,300), proceeds from the exercise of stock options ($25) offset by the purchase of common stock in privately negotiated transactions ($105).

The Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. Through December 31, 2003, the Company had repurchased a total of 2,760,291 shares under the repurchase program.

During the year ended December 31, 2003, the Company issued 43,518 shares of common stock to warrant holders upon exercise of warrants and issued 41,000 shares to various parties in compensation for services provided.

Over the first nine months of 2001, the Company eliminated virtually all marketing agreements requiring future minimum fixed fees. As of December 31, 2003, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company (see note 6 to Consolidated Financial Statements). Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings in 2001 and 2002, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2003 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2005. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

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

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The disclosure requirements of SFAS No. 148 are included in Note 2 to the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company’s consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this recently issued accounting standard did not have an impact on the Company’s consolidated financial statements.

The FASB recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of these accounting pronouncements did not have an impact on the Company’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at December 31, 2003, and its cash and cash equivalents of $2,684 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 25 through 43 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, they concluded that, as of the date of the evaluation the Company’s disclosure controls and procedures as of the end of the period covered by this Report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2004 annual meeting of stockholders. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.

Executive Officers

The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained in our definitive proxy statement related to the 2004 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements

See Index to the Consolidated Financial Statements which begins on page 25 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are incorporated by reference as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

The Company furnished a Report on Form 8-K, dated October 29, 2003, that included information reported under Items 7 and 12 relating to the Company’s earnings for the nine month period ended September 30, 2003.

NUTRISYSTEM, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of NutriSystem, Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of NutriSystem, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2003 and 2002 , and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ KPMG LLP

Philadelphia, Pennsylvania

February 6, 2004

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

/S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,

February 13, 2002

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,684	$3,005
Restricted cash	250	325
Trade receivables	448	401
Inventories	4,524	2,885
Deferred tax asset	1,716	—
Other current assets	437	602

Total current assets	10,059	7,218

FIXED ASSETS, net	753	600

GOODWILL	—	290

DEFERRED TAX ASSET	2,753	—

OTHER ASSETS	123	169

	$13,688	$8,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,531	$1,585
Accrued payroll and related benefits	189	142
Deferred revenue	13	506
Other current liabilities	662	540

Total current liabilities	4,395	2,773

NON-CURRENT LIABILITIES	2	255

Total liabilities	4,397	3,028

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding–28,511,021 at December 31, 2003 and 26,218,937 at December 31, 2002)	28	26
Additional paid-in capital	31,238	27,963
Warrants	277	324
Accumulated deficit	(22,252)	(23,064)

Total stockholders’ equity	9,291	5,249

	$13,688	$8,277

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31
	2003	2002	2001
REVENUES	$22,575	$27,569	$23,798

COSTS AND EXPENSES:
Cost of revenues	13,372	15,653	13,114
Marketing	3,627	1,392	3,565
General and administrative	7,239	7,775	6,440
New program development	599	—	—
Depreciation and amortization	223	336	418

Total costs and expenses	25,060	25,156	23,537

Operating income (loss) from continuing operations	(2,485)	2,413	261

OTHER INCOME (LOSS)	—	(100)	77

EQUITY IN LOSSES OF AFFILIATE	(157)	(143)	—

INTEREST INCOME, net	57	41	98

Income (loss) before income taxes and discontinued operation	(2,585)	2,211	436

INCOME TAXES	(3,397)	—	—

Income before discontinued operation	812	2,211	436

DISCONTINUED OPERATION (Note 3):
Income from operation	—	—	813
Gain on disposal	—	200	—

Net income	$812	$2,411	$1,249

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.03	$0.08	$0.01
Discontinued operation	—	—	0.03
Disposal of discontinued operation	—	0.01	—

	$0.03	$0.09	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	26,733	26,475	28,156
Diluted	27,064	26,917	28,201

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Treasury Stock	Total
BALANCE, January 1, 2001	28,735,794	29	29,272	324	(26,724)	—	2,901

Net income	—	—	—	—	1,249	—	1,249
Stock-based costs	—	—	61	—	—	—	61
Purchase of treasury stock	(1,670,400)	—	—	—	—	(723)	(723)

BALANCE, December 31, 2001	27,065,394	29	29,333	324	(25,475)	(723)	3,488

Net income	—	—	—	—	2,411	—	2,411
Stock-based costs	—	—	37	—	—	—	37
Exercise of stock options	23,334	—	8	—	—	—	8
Purchase of treasury stock	(869,791)	—	—	—	—	(695)	(695)
Retirement of treasury stock	—	(3)	(1,415)	—	—	1,418	—

BALANCE, December 31, 2002	26,218,937	26	27,963	324	(23,064)	—	5,249

Net income	—	—	—	—	812	—	812
Stock-based costs	41,000	—	220	—	—	—	220
Exercise of stock options	127,666	—	43	—	—	—	43
Exercise of warrants	43,518	—	47	(47)	—	—	—
Sale of common stock	2,300,000	2	2,298	—	—	—	2,300
Purchase of treasury stock	(220,100)	—	—	—	—	(123)	(123)
Retirement of treasury stock	—	—	(123)	—	—	123	—
Recognition of previously reserved deferred tax asset	—	—	790	—	—	—	790

BALANCE, December 31, 2003	28,511,021	$28	$31,238	$277	$(22,252)	$—	$9,291

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$812	$2,411	$1,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Discontinued operation net (income) loss	—	(200)	(813)
Net cash from discontinued operation	—	45	541
Equity in losses of affiliate	157	143	—
Depreciation and amortization	223	336	418
Deferred tax benefit	(3,397)	—	—
Loss on disposal of fixed assets	152	—	16
Stock–based costs	220	37	61
Changes in operating assets and liabilities-
Restricted cash	75	203	(3)
Trade receivables	(47)	(129)	62
Inventories	(1,639)	(127)	(1,323)
Other assets	198	(140)	(42)
Accounts payable	1,946	(761)	454
Accrued payroll and related benefits	47	29	(18)
Deferred revenue	(493)	506	—
Other liabilities	(174)	560	(260)

Net cash provided by (used in) operating activities	(1,920)	2,913	342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(528)	(84)	(139)
Investment in affiliate	(93)	(155)	—

Net cash used in investing activities	(621)	(239)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	25	8	—
Repayment of non-current liabilities	—	(100)	—
Sale of common stock	2,300	—	—
Treasury stock purchases, at cost	(105)	(695)	(723)

Net cash provided by (used in) financing activities	2,220	(787)	(723)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(321)	1,887	(520)
CASH AND CASH EQUIVALENTS, beginning of year	3,005	1,118	1,638

CASH AND CASH EQUIVALENTS, end of year	$2,684	$3,005	$1,118

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

NutriSystem, Inc. and its predecessor businesses, including NutriSystem L.P. and NutriSystem Direct, L.L.C. (collectively, the “Predecessor Businesses”), have historically operated through Company-owned and franchised weight loss centers. Currently, 24 independent center-based distributors operate without franchise agreements (“Case Distributors”) and there are no Company-operated or franchised weight loss centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a shopping television network. The Company’s pre-packaged foods are now sold to weight loss program participants directly through the Internet, telephone, QVC, independent commissioned representatives and Case Distributor weight loss centers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months of less when purchased to be cash equivalents for the purpose of determining cash flow. Cash and cash equivalents include cash on hand, cash in bank and money market investments.

Restricted Cash

Restricted cash represents minimum cash deposited in banks required under certain vendor arrangements. The restrictions were eliminated on January 30, 2004.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse, outside fulfillment locations or in a QVC distribution center (see Revenue Recognition below). Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

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

Goodwill

Goodwill represented the excess of the consideration paid over the fair value of net assets acquired. As of December 31, 2002 goodwill was $527 and accumulated amortization was $237. Consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, the Company no longer amortized goodwill. Amortization of goodwill in 2001 was $93 and, had SFAS No. 142 been in effect in 2001 net income would have been increased by this amount and net income per share would have increased by $0.01. In June 2003, the Company eliminated goodwill in connection with the recognition of deferred tax assets (see Note 8).

Investment Carried Under the Equity Method

The Company has invested $93 in 2003 and $155 in 2002 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), formerly known as Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. In addition to the cash investments, the Company has provided indemnifications to certain affiliates of Imagine amounting to $52 at December 31, 2003. For the years ended December 31, 2003 and 2002, the Company recorded losses of $157 and $143, respectively, in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. As of December 31, 2003, the Company had no commitment to make further investments in Imagine. A liability of $52 at December 31, 2003 is included in “Other current liabilities” and the net investment of $13 at December 31, 2002 is included in “Other assets” in the accompanying consolidated balance sheets.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2003 and 2002, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped to the end-consumer or to franchise or Case Distributors. Revenues for products distributed by QVC are recognized when QVC ships the products from their distribution center to the end-consumer. Product inventory held by QVC is carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer are recorded as deferred revenue in the consolidated balance sheet. Prior to 2003, the Company shipped products sold through QVC directly to the consumer.

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to franchisees and independent distributors, as well as franchise royalty fees. Revenues from shipping and handling charges were $359, $361, and $491 in 2003, 2002 and 2001, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At December 31, 2003 and 2002, $90 and $283, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $3,182, $1,270 and $3,443 in 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

At December 31, 2002, deferred tax assets were offset by a full valuation allowance. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years and projected level of profits that recognition of deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated and a deferred tax asset and a deferred tax liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations (see Note 8).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For 2003, 2002 and 2001, diluted net income per common share reflects the potential dilution from the exercise of outstanding options and warrants into common stock. In 2003, 2002 and 2001, common stock equivalents representing 750,666, 1,270,500 and 2,262,834 shares of common stock, respectively, were excluded from weighted average shares for diluted net loss per share purposes since the effect of including would be anti-dilutive. In addition, outstanding warrants to purchase 698,740 shares of common stock in 2002 and 2001, respectively, were also excluded as the effect of including would be anti-dilutive.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting has adopted only the disclosure requirements.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Year Ended December 31
	2003	2002	2001
Net income:
As reported	$812	$2,411	$1,249
Add stock-based employee compensation expense included in reported net income, net of tax	—	20	20
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(493)	(446)	(787)

Pro forma	$319	$1,985	$482

Basic net income per share:
As reported	$0.03	$0.09	$0.04

Pro forma	$0.01	$0.08	$0.02

Diluted net income per share:
As reported	$0.03	$0.09	$0.04

Pro forma	$0.01	$0.07	$0.02

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2003	2002	2001
Dividend yield	None	None	None
Expected volatility	103.9%	94.7%	101.9%
Risk-free interest rate	2.29%	4.80%	4.58%
Expected life (in years)	6.2	5.3	4.3

The weighted average fair value of the options issued in 2003, 2002 and 2001 was $0.54, $0.33 and $0.28, respectively.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 consist of $0 and $200, respectively, in certificates of deposit.

The Company made payments for income taxes of $35 and $6 in 2003 and 2002, respectively; no such payments were made in 2001. Payments for interest were $1, $37, and $4 in 2003, 2002 and 2001, respectively.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment to FASB Statement No. 123,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has elected to continue to apply the intrinsic-value based method of accounting under Accounting Principals Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related interpretations. The disclosure requirements of SFAS No. 148 are included in Note 2.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company’s consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this recently issued accounting standard did not have an impact on the Company’s consolidated financial statements.

The FASB recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In addition, the Emerging Issues Task Force recently issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of these accounting pronouncements did not have an impact on the Company’s consolidated financial position or results of operations.

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

3. DISCONTINUED OPERATION

On August 25, 2000, the Company acquired certain assets of the Sweet Success product line from Nestle USA, Inc. (the “Seller”) in return for 900,000 shares of the Company’s common stock, representing 3.1% of the shares outstanding after the transaction. The acquisition was recorded using the purchase method of accounting. In the transaction, the Company acquired certain assets directly related to the Sweet Success product line, including inventory, books and records, contracts and intellectual property such as trademarks and product specifications. The Company did not acquire any customer receivables or fixed assets, and the Company did not assume any liabilities beyond those obligations associated with certain contracts, in connection with the acquisition. The shares of common stock issued to the Seller were included in a registration statement that became effective in December 2003.

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

In December 2002, the Company sold the intellectual property associated with Sweet Success for $150 cash, a $50 promissory note due, deferred payments based on sales achieved by the buyer and a warrant to purchase equity of the buyer. The Company recorded a gain of $200 from the transaction. The deferred payments and value of the warrant are not expected to provide significant economic benefit to the Company, if any.

4. FIXED ASSETS

Fixed assets consist of the following:

	December 31
	2003	2002
Furniture and fixtures	$162	$172
Equipment	1,220	1,316
Leasehold improvements	384	124

	1,766	1,612
Accumulated depreciation	(1,013)	(1,012)

	$753	$600

Depreciation expense was $223, $336 and $325 in 2003, 2002 and 2001, respectively.

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
	2003	2002
Accrued packaging costs	$274	$—
Severance accrual	246	241
Legal accrual	—	235
Compensation	85	—
Liabilities of discontinued operation	—	56
Indemnifications of Imagine Weight Loss Center	52	—
Other	5	8

	$662	$540

The accrued packaging costs represents remaining payments related to the costs associated with the development of new packaging as well as any remaining packaging that has been discontinued due to the introduction of the new product line. The severance accrual represents the current portion of future payments to a former executive of the Company, while the compensation liability represents the value of common stock granted to the Board of Directors at December 31, 2003 but the stock was not yet issued. The legal accrual represents the estimated attorney fees and settlement costs associated with legal actions discussed in Note 6. It is the Company’s policy to accrue for estimated defense costs at the time a matter becomes known. The Company has provided indemnifications to certain affiliates of Imagine Weight Loss Center amounting to $52 at December 31, 2003

6. COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to six years. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more years, consist of the following at December 31, 2003:

2004	$614
2005	645
2006	656
2007	673
2008	678
2009	629

$3,895

Total rent expense for 2003, 2002 and 2001 was $485, $624 and $613, respectively.

In December 2002, the Company entered into a contract with its former Chief Executive Officer that requires payments totaling approximately $517 over the course of 2003 and 2004. As of December 31, 2003, the remaining liability is $246.

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

In July 2002, six franchise operators filed a suit against the Company alleging that the Company had violated the terms of its franchise agreements and certain other trade laws. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. In December 2003, the settlement was finalized. As a result of the suit, the Company recorded a charge of $302 in 2003 and $238 in 2002 reflecting the incremental costs of the settlement and defense costs, net of insurance proceeds of $75. These amounts are included in general and administrative expenses in the accompanying statements of operations. Under the terms of the settlement, the plaintiffs have terminated their franchise agreements and now operate as Case Distributors.

The Company is also involved in certain other claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

7.	CAPITAL STOCK

Common Stock

The Company did not issue any shares of common stock in 2001 and issued 23,334 shares in 2002 upon the exercise of common stock options. In 2003, the Company issued 2,512,184 shares of common stock, 2,300,000 shares of common stock in a private placement and 127,666 shares upon the exercise of common stock options and received proceeds of $2,300 and $25, respectively. The Company also issued 41,000 shares of common stock as compensation to certain consultants and spokespersons per their contract and 43,518 shares upon the cashless exercise of common stock warrants.

Treasury stock is accounted for using the cost method. During 2001, the Company repurchased 1,670,400 shares of common stock for an aggregate cost of $723 (an average price of $0.43 per share) and in 2002 the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). In 2003, the

Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through December 31, 2003 a total of 2,760,291 shares have been repurchased.

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

8. INCOME TAXES

Income taxes consist of the following:

	Year Ended December 31
	2003	2002	2001
Current	$—	$—	$—
Deferred	(1,173)	966	501
Change in deferred valuation allowance	(2,224)	(966)	(501)

	$(3,397)	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2003	2002	2001
Statutory federal income tax rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(6.0)	6.0	6.0
Basis difference in loss in disposal of discontinued operation	—	—	—
Change in deferred tax valuation allowance	131.4	(40.0)	(40.0)

	91.4%	—%	—%

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax asset-
Reserves and accruals	$364	$508
Goodwill	472	383
Net operating loss carryforward	3,279	2,014
Other	377	422

	4,492	3,327

Deferred tax liability-
Property and equipment	(23)	(23)

Net deferred tax asset	4,469	3,304

Valuation allowance	—	(3,304)

	$4,469	$—

At December 31, 2002, the Company had net operating loss carryforwards of approximately $5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. In addition, deferred income taxes were recorded for other differences in bases of assets and liabilities for financial reporting and income tax purposes. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded. A portion of the deferred tax asset recognized arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction, the Company eliminated $290 of goodwill and credited equity by $790.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2002 and 2001 is below the annual limitation.

9. STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has two stock option plans (the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan) under which options to purchase shares of the Company’s common stock can be granted to key employees. Currently, 1,000,000 and 4,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively. At December 31, 2003, options to purchase 900,833 shares were available for grant under these plans. These options could be either incentive stock options or nonqualified stock options.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which nonqualified stock options to purchase shares of the Company’s common stock could be granted to non-employee directors and consultants to the Company. A maximum of 1,000,000 shares of common stock may be issued pursuant to the Director Plan. At December 31, 2003, options to purchase 209,334 shares were available for grant under this plan.

Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option was granted. To date, all of the options issued under the Equity Incentive Plans expire ten years from the issue date and all of the options issued under the Director Plan expire between three months and ten years from the issue date. The Board also determines the option exercise price per share and vesting provisions. Options issued to employees generally vest over a three year period. All of the options issued are incentive stock options.

The following table summarizes the options granted, exercised and cancelled in 2001, 2002 and 2003:

	Number of Shares	Average Exercise Price
Outstanding, January 1, 2001	1,716,134	$1.30

Granted	1,387,000	0.40
Exercised	—	—
Cancelled	423,300	2.15

Outstanding, December 31, 2001	2,679,834	2.01

Granted	210,000	0.44
Exercised	23,334	0.38
Cancelled	410,000	1.90

Outstanding, December 31, 2002	2,456,500	1.91

Granted	2,866,000	0.74
Exercised	127,666	0.46
Cancelled	357,667	3.72

Outstanding, December 31, 2003	4,837,167	1.12

The following table summarizes information about stock options outstanding as of December 31, 2003:

Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price
$0.33 - $0.49	867,667	7.7	$0.37
$0.50 - $0.99	2,657,000	8.4	0.61
$1.00 - $1.99	930,500	5.0	1.49
$2.00 - $2.99	165,000	6.3	2.62
$3.00 - $6.99	157,000	6.2	5.52
$7.00 - $13.99	60,000	6.5	13.50

	4,837,167

At December 31, 2003, 2002 and 2001, options to purchase 2,186,742, 1,445,889, and 643,667 shares were exercisable with a weighted-average exercise price of $1.65, $2.20 and $2.97 per share, respectively.

In 1999, the Company issued 200,000 options to an employee which have an exercise price below the fair value on the date of grant. Compensation expense of $20 per year associated with these options was recorded in 2002 and 2001. At December 31, 2002, compensation costs related to these options was fully amortized to expense.

In 2003, an employee exercised options to purchase 50,000 shares of common stock ($18,500 total exercise price) by tending 28,462 shares of common stock previously held.

The Company issued 330,666, 0 and 110,000 stock options to non-employees in 2003, 2002 and 2001, respectively. These options vest over various periods and resulted in compensation expense of $159, $17 and $41 in 2003, 2002 and 2001, respectively. Compensation costs for these stock options relate to general and administrative expenses. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2003	2002	2001
Dividend yield	None	None	None
Expected volatility	70.0%	70.0%	70.0%
Risk-free interest rate	4.80%	4.80%	4.27% -5.83%
Contract life (in years)	0.5-10.0	10.0	10.0

Common Stock Warrants

In return for services provided in connection with a private placement completed in 1999, the placement agent received warrants to purchase 743,740 common shares at $1.00 per share. The fair value of the warrants of $344, computed using the Black-Scholes option pricing model, was recorded as a reduction of the proceeds from the offering. In 2000, warrants to purchase 45,000 common shares were exercised; with 42,391 net shares being issued. In 2003, 43,518 common shares were issued upon the cashless exercise of 100,000 warrants. The 598,740 remaining outstanding warrants outstanding expire on September 30, 2004.

10. RELATED-PARTY TRANSACTIONS

During 2002 and 2001, the Company purchased $478 and $466, respectively, of food from a vendor that is an affiliate of a former member of the Board of Directors.

In 2002 and 2001, the Company purchased vitamins and supplements of $3 and $58, respectively, from a vendor that was owned by a former member of the Board of Directors.

11. EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 4% for 2003 and 3% for 2002 of the employee’s annual salary. Employees vest immediately in their contributions and the Company contribution. The Company’s expense in 2003, 2002 and 2001 was $106, $63 and $68, respectively.

12. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying accounts consist of trade receivables allowance for doubtful accounts. The changes in the allowance for doubtful accounts for the years 2003, 2002 and 2001 consist of the following:

Fiscal Year	Balance at Beginning of Year	Write-offs	Deductions	Balance End of Year
2003	$—	$—	$—	$—
2002	$—	$—	$—	$—
2001	$36	$(33)	$(3)	$—

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2003:
Revenues	$7,196	$6,315	$4,866	$4,198	$22,575
Income (loss) before income taxes	$651	$211	$(376)	$(3,071)	$(2,585)
Net income (loss)	$651	$2,098	$(225)	$(1,712)	$812
Income (loss) per basic and diluted share	$0.02	$0.08	$(0.01)	$(0.06)	$0.03

2002:
Revenues	$10,439	$7,562	$5,458	$4,110	$27,569
Income (loss) from continuing operations	$1,736	$1,345	$365	$(1,235)	$2,211
Discontinued operation	$—	$—	$—	$200	$200
Net income (loss)	$1,736	$1,345	$365	$(1,035)	$2,411
Income (loss) per basic and diluted share:
Continuing operations	$0.06	$0.05	$0.01	$(0.04)	$0.08
Discontinued operation	$—	$—	$—	$—	$—
Income on disposal of discontinued operation	$—	$—	$—	$0.01	$0.01

	$0.06	$0.05	$0.01	$(0.03)	$0.09

INDEX TO EXHIBITS

No.	Description
*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce)

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*3.1	Certificate of Incorporation of nutrisystem.com inc.

*3.2	By-laws of nutrisystem.com inc.

*4.1	Form of Common Stock certificate of nutrisystem.com inc.

*4.2	Form of warrant to purchase Common Stock of nutrisystem.com inc.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

*10.3	Form of Nutri/System L.P. Franchise Agreement

*10.4	Form of NutriSystem Direct, L.L.C. Distributor Agreement

*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

No.	Description
** 10.14	Asset Purchase Agreement dated as of August 25, 2000 between nutrisystem.com inc. and Nestle USA, Inc. and related agreements.

## 10.15	Agreement dated as of September 6, 2001 between Nutri/System, Inc. and QVC, Inc. and related exhibit.

### 10.16	Agreement dated as of October 21, 2003 between NutriSystem, Inc. and GT Merchandising & Licensing LLC.

# 10.17	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company

# 10.18	2000 Equity Incentive Plan of the Company

10.19	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

*** 21.1	Subsidiaries of nutrisystem.com inc.

23.1	Consent of KPMG LLP

23.2	Notice regarding consent of Arthur Andersen LLP

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 000-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on October 24, 2000 (file number 000-28551).
***	Incorporated by reference to the designated exhibit of Amendment No. 2 of the Company’s Registration Statement on Form 10 filed on March 8, 2000 (file number 000-28551).
#	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
##	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 18, 2001 (file number 000-28551).
###	Incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 4, 2003 (file number 0-28551).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/S/ Michael J. Hagan
Michael J. Hagan, Chairman
of the Board and Chief Executive Officer

Dated: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BY:	/S/ MICHAEL J. HAGAN	March 23, 2004
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/S/ JAMES D. BROWN	March 23, 2004
James D. Brown
Chief Financial Officer and Principal Accounting Officer

BY:	/S/ DJORDJE (GEORGE) JANKOVIC	March 23, 2004
Djordje (George) Jankovic
President, Chief Operating Officer and Director

BY:	/S/ IAN J. BERG	March 23, 2004
Ian J. Berg
Director

BY:	/S/ MICHAEL DIPIANO	March 23, 2004
Michael DiPiano
Director

BY:	/S/ WARREN V. (PETE) MUSSER	March 23, 2004
Warren V. (Pete) Musser
Director

BY:	/S/ BRIAN P. TIERNEY	March 23, 2004
Brian P. Tierney
Director

BY:	/S/ STEPHEN T. ZARRILLI	March 23, 2004
Stephen T. Zarrilli
Director