Form 10-Q
period 2004-03-31
NUTRI SYSTEM INC /DE/
filed 2004-05-10
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-28551

NutriSystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Welsh Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2004:

Common Stock, $.001 par value	29,060,587 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,190	$2,684
Restricted cash	—	250
Trade receivables	1,136	448
Inventories	2,805	4,524
Deferred tax asset	1,716	1,716
Other current assets	386	437

Total current assets	10,233	10,059

FIXED ASSETS, net	785	753
DEFERRED TAX ASSET	2,256	2,753
OTHER ASSETS	128	123

	$13,402	$13,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,136	$3,531
Accrued payroll and related benefits	518	189
Deferred revenue	—	13
Other current liabilities	282	662

Total current liabilities	2,936	4,395

NON-CURRENT LIABILITIES	1	2

Total liabilities	2,937	4,397

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 28,951,909 at March 31, 2004 and 28,511,021 at December 31, 2003)	29	28
Additional paid-in capital	31,734	31,238
Warrants	209	277
Accumulated deficit	(21,507)	(22,252)

Total stockholders’ equity	10,465	9,291

	$13,402	$13,688

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31
	2004	2003
REVENUES	$13,282	$7,196

COSTS AND EXPENSES:
Cost of revenues	6,658	4,131
Marketing	2,736	494
General and administrative	2,585	1,767
Depreciation and amortization	64	77

Total costs and expenses	12,043	6,469

Operating income	1,239	727

EQUITY IN LOSSES OF AFFILIATE	—	(90)

INTEREST INCOME, net	3	14

Income before income taxes	1,242	651

INCOME TAXES	497	—

Net income	$745	$651

BASIC INCOME PER SHARE	$0.03	$0.02

DILUTED INCOME PER SHARE	$0.02	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	28,642	26,220

Diluted	32,094	26,842

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$745	$651
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	—	90
Depreciation and amortization	64	77
Deferred tax expense	497	—
Loss on disposal of fixed assets	—	132
Stock-based costs	199	—
Changes in operating assets and liabilities-
Restricted cash	250	—
Trade receivables	(688)	(154)
Inventories	1,719	857
Other assets	46	152
Accounts payable	(1,395)	(20)
Accrued payroll and related benefits	329	88
Deferred revenue	(13)	(334)
Other liabilities	(379)	(152)

Net cash provided by operating activities	1,374	1,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(96)	(6)

Net cash used in investing activities	(96)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	228	—

Net cash provided by financing activities	228	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,506	1,381

CASH AND CASH EQUIVALENTS, beginning of period	2,684	3,005

CASH AND CASH EQUIVALENTS, end of period	$4,190	$4,386

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

NutriSystem, Inc. and its predecessor businesses, including NutriSystem L.P. and NutriSystem Direct, L.L.C. (collectively, the “Predecessor Businesses”), have historically operated through Company-owned and franchised weight loss centers. Currently, 23 independent center-based distributors operate without franchise agreements (“Case Distributors”) and there are no Company-operated or franchised weight loss centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a shopping television network. The Company’s pre-packaged foods are now sold to weight loss program participants directly through the Internet, telephone, QVC, independent commissioned representatives and Case Distributor weight loss centers.

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

Interim Financial Statements (Unaudited)

The accompanying consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2004.

Restricted Cash

Restricted cash represented minimum cash deposited in banks required under certain vendor arrangements. The restrictions were eliminated in January 2004.

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

Investment Carried Under the Equity Method

The Company has invested $248 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), formerly known as Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. In addition to the cash investments, the Company has provided indemnifications to certain affiliates of Imagine amounting to $52 and $159 at March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, the Company made no further investments in Imagine. For the three months ended March 31, 2003, the Company recorded a loss of $90 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. The Company’s share of the losses of Imagine have reduced the carrying value of the investment to zero and a liability of $52 at March 31, 2004 and December 31, 2003, is included in “Other current liabilities” for the remaining outstanding indemnification. As of March 31, 2004, the Company had no commitment to make further investments in Imagine.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2004 and December 31, 2003, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped to the end-consumer or to Case Distributors. For the three months ended March 31, 2004, the Company shipped products sold through QVC directly to the end-consumer and recognized revenues when the Company shipped these products. In 2003, QVC shipped the Company’s products and revenues for products distributed by QVC were recognized when QVC shipped the products from their distribution center to the end-consumer. Product inventory held by QVC was carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer were recorded as deferred revenue in the consolidated balance sheet.

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to Case Distributors and independent representatives. Revenues from shipping and handling charges were $136 and $79 for the three months ended March 31, 2004 and 2003, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs,” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At March 31, 2004 and December 31, 2003, $60 and $90, respectively, of prepaid advertising was included in prepaid expenses. Advertising expense was $2,628 and $397 during the three months ended March 31, 2004 and 2003, respectively.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2004 and 2003, diluted net income per common share reflects the potential dilution from the exercise of outstanding options and warrants into common stock. For the three months ended March 31, 2004 and 2003, common stock equivalents representing 310,334 and 1,958,683 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since the effect would be anti-dilutive.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in SFAS 148, “Accounting for Stock-Based Compensation – An Amendment to FASB Statement No. 123,” the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended March 31
	2004	2003
Net income:
As reported	$745	$651
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(75)	(249)

Pro forma	$670	$402

Basic net income per share:
As reported	$0.03	$0.02

Pro forma	$0.02	$0.02

Diluted net income per share:
As reported	$0.02	$0.02

Pro forma	$0.02	$0.01

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended March 31
	2004	2003
Dividend yield	None	None
Expected volatility	98.6%	107.4%
Risk-free interest rate	3.3%	2.7%
Expected life (in years)	6.1	5.3

The weighted-average fair value of the options issued in the three months ended March 31, 2004 and 2003, were $1.44 and $0.58, respectively.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents at March 31, 2004 and December 31, 2003 consist of $250 and $0, respectively, in certificates of deposit.

The Company made no payments for income taxes and minimal interest payments for the three months ended March 31, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

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

3. CAPITAL STOCK

Common Stock

The Company issued 266,666 and 1,667 shares of common stock in the first quarter of 2004 and 2003 respectively, upon the exercise of common stock options and received proceeds of $184. Also, in the first quarter of 2004, the Company issued 61,000 shares of common stock as compensation to board members, certain consultants and spokespersons per their contract and issued 113,222 shares upon the exercise of common stock warrants and received proceeds of $44.

Treasury stock is accounted for using the cost method. In 2003, the Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). For the first quarter ended March 31, 2004, there were no treasury stock transactions. To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through March 31, 2004 a total of 2,760,291 shares have been repurchased.

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

4. CONTINGENCIES

In July 2002, six franchise operators filed a suit against the Company alleging that the Company had violated the terms of its franchise agreements and certain other trade laws. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. In December 2003, the settlement was finalized. As a result of the suit, the Company recorded a charge of $302 in 2003 reflecting the incremental costs of the settlement and defense costs, net of insurance proceeds of $75. In the first quarter of 2003, the Company had no expense related to this suit. Under the terms of the settlement, the plaintiffs have terminated their franchise agreements and now operate as Case Distributors.

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

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2001 and 2002 is below the annual limitation. At March 31, 2004, the Company had net operating loss carryforwards of approximately $7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to NutriSystem, Inc. or its management, are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors” as disclosed in the Company’s Form 10K filed March 29, 2004 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q. Dollar amounts are stated in thousands except per share data and new customer data.

Background

NutriSystem, Inc. provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 23 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (“Field Sales”), Case Distributors and QVC. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003 the Company changed its name to NutriSystem, Inc.

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of its Form 10-K for the year ended December 31, 2003. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing the consolidated financial statements and the uncertainties that could impact results of operations, financial position and cash flows. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Reserves for Returns. Management reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate a return for reserves, management considers return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the quarters ended March 31, 2004 and 2003 were $1,220 and $421, respectively.

Impairment of Fixed Assets. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed assets, which was $785 at March 31, 2004.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $7 million as of March 31, 2004. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

Currently, the Company is recording income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the three months ended March 31, 2004, the Company recorded income tax expense of $497.

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

Marketing Expense. Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified

Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs,” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

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

Overview of the Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. In the first quarter of 2004 versus 2003, the Direct channel represented 74% and 56%, respectively, of the Company’s net revenues. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the Direct channel. Profit margins are measured in terms of gross margin (revenues less cost of revenues) and total advertising and marketing expense as a percentage of revenues.

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

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except new customer data)

	Three Months Ended March 31
	2004	2003
Revenues	$9,777	$4,059

Cost of revenues	4,277	1,785

Gross margin	$5,500	$2,274
% of revenue	56.3%	56.0%

Marketing	$2,694	$494
% of revenue	27.6%	12.2%

New customers	19,264	6,500

Marketing/ new customer	$140	$76

New customer revenue/new customer	$365	$305

Direct revenues increased 140.9% from the first quarter of 2003 to the first quarter of 2004. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior period). The increase in Direct revenues in the first quarter of 2004 was primarily attributable to the increase in new customers. From the first quarter of 2003 to the first quarter of 2004, the number of new customers acquired increased by 12,764, or 196.4%, primarily as a result of higher marketing spending and excellent consumer response to the new NutriSystem Nourish program. Marketing and advertising spending in the first quarter 2004 was $2,694, more than five times the spending in the same period last year. The spending increase supported the launch of the new NutriSystem Nourish program. The marketing per new customer, or customer acquisition cost, increased from quarter to quarter as well, from $76 in 2003 to $140 in 2004. Management attributes the increase to a) low levels of advertising in 2003 which caused a larger portion of new customers to be sourced through referral or other “free” means, and b) television, which has a relatively high customer acquisition cost, made up a high proportion of advertising in 2004.

Customers that made their first purchase in the first quarter generated $7.0 million in revenues in the first quarter of 2004 and $2.0 million in revenues in the first quarter of 2003. Revenue generated from each new customer increased 19.7% from $305 in the first quarter of 2003 to $365 in the first of 2004. Revenues obtained from each new customer was higher in the first quarter of 2004 than 2003 because the proportion of customers purchasing under the autoship program increased; under the autoship program the customer receives monthly product shipments automatically until they notify the Company they wish to end shipments. Measured on a quarterly basis, revenue per new customer captures only the revenue generated by these customers in the quarter – management anticipates many of these customers will make additional purchases in future quarters.

Revenues for customers that initially purchased in a prior quarter contributed $2.8 million to total revenues in the first quarter 2004 and $2.1 million in the first quarter of 2003. The increase in 2004 is attributable to a) the higher number of cumulative customers over time, b) the popularity of the new NutriSystem Nourish program, and c) the higher advertising spending.

Gross margin as a percentage of revenues increased slightly from 56.0% in the first quarter of 2003 to 56.3% in the first quarter of 2004, primarily based on price increases offset by a higher proportion of sales under the autoship program, whereby product is sold at a 10% to 15% discount, and higher food costs for the new program.

Overview of Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. In the first quarter of 2004, this channel represented 20% of the Company’s net revenue as compared to 29.5% of the Company’s net revenue in the first quarter of 2003. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $2,656 and $2,123 for the three months ended March 31, 2004 and 2003, respectively. Sales increased from 2003 to 2004 because the Company aired more shows on QVC and sales per minute of air-time increased.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues increased from $7,196 for the first quarter ended March 31, 2003 to $13,282 for the first quarter ended March 31, 2004. The revenue increase of $6,086, or 84.6%, resulted from increased sales to Direct ($5,718), QVC ($533) and the Field Sales channel ($50) offset by a decrease in net sales by Case Distributors ($215). In the first quarter of 2004, Direct sales accounted for 74% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 20%, 4% and 2% of total revenues, respectively. In the first quarter of 2003, these percentages were 56%, 30%, 7% and 7% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $2,527 from $4,131 to $6,658 for the quarters ended March 31, 2003 and 2004, respectively. Gross margin as a percent of revenues was 42.6% and 49.9% for the quarters ended March 31, 2003 and 2004, respectively. The increase in margin was primarily attributable to the swing in the mix from QVC, which generates a lower gross margin, to Direct which generates a higher gross margin. Advertising and marketing expenses increased $2,242 from $494 to $2,736 from the first quarter of 2003 to the first quarter 2004. All advertising spending promoted the Direct sales, and the increase in advertising is attributable to increased spending for advertising media ($1,891), Internet advertising ($146), promotional advertising ($94), market research and consulting ($66), production of television advertising ($34) and payroll related to marketing and advertising ($11). General and administrative expenses ($1,767 and $2,585 in the first quarter of 2003 and 2004, respectively) increased $818 attributable to higher costs associated with the increase in revenues, especially compensation ($456) and outside fulfillment costs ($360). In the first quarter of 2004, the Company began to outsource some of its fulfillment. In March 2003, the Company closed its fulfillment center in Reno after determining it was not operating cost effectively and recorded warehouse closing costs of $198. The Company also incurred stock-based costs ($94) as compensation to certain consultants and spokespersons. For the quarter ended March 31, 2003, the Company recorded a loss of $90, under the caption “Equity in losses of affiliate”, representing the Company’s investment in an affiliate. There was no additional investment made in the first quarter of 2004.

Interest Income. Interest income, net of interest expense, decreased $11 from $14 in the first quarter of 2003 to $3 in the first quarter of 2004 primarily due to lower cash balances.

Income taxes. In the first quarter of 2004, the Company recorded a $497 of income taxes due to the income for the current reporting period. There was no income taxes in the first quarter of 2003 as the deferred tax asset had a full valuation allowance.

Net Income. In the first quarter of 2004, net income increased by $94 from net income of $651 for the first quarter of 2003 to net income of $745 for the first quarter of 2004. The increase in net income is primarily due to higher gross profit from increased revenues offset by higher advertising and marketing spending and the income tax provision.

Contractual Obligations and Commercial Commitments

As of March 31, 2004, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the three months ended March 31, 2004, there were no items that significantly impacted the Company’s commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003 as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2004, the Company had net working capital of $7,297. Cash and cash equivalents were $4,190, an increase of $1,506 from the balance at December 31, 2003. The Company’s principal source of liquidity during this period is from cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the three months ended March 31, 2004, the Company generated cash flow of $1,374 from operations, primarily attributable to net income adjusted for non-cash charges incurred. Net changes in operating assets and liabilities reduced cash flow from operations by $131 in the first quarter ended March 31, 2004 with changes in components generally due to the seasonality of the business.

In the three months ended March 31, 2004, net cash used in investing activities was $96, which consisted of capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

In the three months ended March 31, 2004, net cash provided by financing activities was $228, representing proceeds from the exercise of common stock options and warrants.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings in 2001, 2002 and the first quarter of 2004, the variable nature of a portion of the Company’s expenditures, the cash balance at March 31, 2004 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through 2005. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at March 31, 2004 and its cash and cash equivalents of $4,190 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Report dated April 28, 2004 on press release setting forth NutriSystem’s earnings for the first quarter of 2004.

Report dated April 28, 2004 on press release issued by HJM Holdings, LLC (“HJM”) terminating the lock up and voting arrangements between HJM and NewSpring Ventures, L.P. related to their NutriSystem, Inc. shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	May 6, 2004
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/S/ JAMES D. BROWN	May 6, 2004
James D. Brown
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code