Form 10-Q
period 2004-06-30
NUTRI SYSTEM INC /DE/
filed 2004-08-09
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 9, 2004:

Common Stock, $.001 par value	29,295,087 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,547	$2,684
Restricted cash	—	250
Trade receivables	742	448
Inventories	2,361	4,524
Deferred tax asset	1,716	1,716
Other current assets	504	437

Total current assets	10,870	10,059

FIXED ASSETS, net	800	753

DEFERRED TAX ASSET	2,026	2,753

OTHER ASSETS	123	123

	$13,819	$13,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,545	$3,531
Accrued payroll and related benefits	380	189
Deferred revenue	—	13
Other current liabilities	210	662

Total current liabilities	2,135	4,395
NON-CURRENT LIABILITIES	—	2

Total liabilities	2,135	4,397

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 29,193,087 at June 30, 2004 and 28,511,021 at December 31, 2003)	29	28
Additional paid-in capital	32,301	31,238
Warrants	103	277
Accumulated deficit	(20,749)	(22,252)

Total stockholders’ equity	11,684	9,291

	$13,819	$13,688

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REVENUES	$9,179	$6,315	$22,462	$13,511

COSTS AND EXPENSES:
Cost of revenues	5,201	4,000	12,760	8,526
Marketing	1,020	647	3,691	1,151
General and administrative	1,637	1,419	3,387	2,781
Depreciation and amortization	67	53	131	130

Total costs and expenses	7,925	6,119	19,969	12,588

Operating income	1,254	196	2,493	923

EQUITY IN LOSSES OF AFFILIATE	—	(1)	—	(91)

INTEREST INCOME, net	9	16	12	30

Income before income taxes	1,263	211	2,505	862

INCOME TAX PROVISION (BENEFIT)	505	(1,887)	1,002	(1,887)

Net income	$758	$2,098	$1,503	$2,749

BASIC INCOME PER SHARE	$0.03	$0.08	$0.05	$0.10

DILUTED INCOME PER SHARE	$0.02	$0.08	$0.05	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,076	26,174	28,859	26,197

Diluted	31,875	26,632	31,985	26,737

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,503	$2,749
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	—	91
Depreciation and amortization	131	130
Deferred tax expense	727	(1,909)
Loss on disposal of fixed assets	—	132
Stock-based costs	253	42
Tax benefit from stock option exercises	275	—
Changes in operating assets and liabilities-
Restricted cash	250	75
Trade receivables	(294)	(119)
Inventories	2,163	1,517
Other assets	(67)	361
Accounts payable	(1,986)	(552)
Accrued payroll and related benefits	191	(31)
Deferred revenue	(13)	(283)
Other liabilities	(452)	(241)

Net cash provided by operating activities	2,681	1,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions, net of proceeds from dispositions	(178)	(17)
Investment in affiliate	—	(50)

Net cash used in investing activities	(178)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	360	—
Treasury stock purchases, at cost	—	(104)

Net cash provided by (used in) financing activities	360	(104)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,863	1,791

CASH AND CASH EQUIVALENTS, beginning of period	2,684	3,005

CASH AND CASH EQUIVALENTS, end of period	$5,547	$4,796

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

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2004.

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

Investment Carried Under the Equity Method

The Company has invested $248 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), formerly known as Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. In addition to the cash investments, the Company has provided indemnifications to certain affiliates of Imagine amounting to $52 and $159 at June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Company made no further investments in Imagine. For the six months ended June 30, 2003, the Company recorded a loss of $91 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. The Company’s share of the losses of Imagine have reduced the carrying value of the investment to zero and a liability of $52 at June 30, 2004 and December 31, 2003, is included in “Other current liabilities” for the remaining outstanding indemnification. As of June 30, 2004, the Company had no commitment to make further investments in Imagine.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2004 and December 31, 2003, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped to the end-consumer or to Case Distributors. For the six months ended June 30, 2004, the Company shipped products sold through QVC directly to the end-consumer and recognized revenues when the Company shipped these products. In 2003, QVC shipped the Company’s products and revenues for products distributed by QVC were recognized when QVC shipped the products from their distribution center to the end-consumer. Product inventory held by QVC was carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer were recorded as deferred revenue in the consolidated balance sheet.

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to Case Distributors and independent representatives. Revenues from shipping and handling charges were $230 and $164 for the six months ended June 30, 2004 and 2003, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs,” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At June 30, 2004 and December 31, 2003, $24 and $90, respectively, of prepaid advertising was included in prepaid expenses. Media expense was $3,041 and $600 during the six months ended June 30, 2004 and 2003, respectively.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2004 and 2003, diluted net income per common share reflects the potential dilution from the exercise of outstanding options and warrants into common stock. For the three and six months ended June 30, 2004 and 2003, common stock equivalents representing 320,334, 315,334, 2,313,183 and 2,135,933 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since the effect would be anti-dilutive.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income:
As reported	$758	$2,098	$1,503	$2,749
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(137)	(46)	(212)	(195)

Pro forma	$621	$2,052	$1,291	$2,554

Basic net income per share:
As reported	$0.03	$0.08	$0.05	$0.10

Pro forma	$0.02	$0.08	$0.04	$0.10

Diluted net income per share:
As reported	$0.02	$0.08	$0.05	$0.10

Pro forma	$0.02	$0.08	$0.04	$0.10

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	124.7%	104.2%	127.2%	104.4%
Risk-free interest rate	3.9%	2.2%	3.8%	2.3%
Expected life (in years)	4.7	5.3	4.7	5.3

The weighted-average fair value of the options issued in the three and six months ended June 30, 2004 and 2003, were $2.06, $1.57, $0.46 and $0.47, respectively.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents at June 30, 2004 and December 31, 2003 consist of $0 and $250, respectively, in certificates of deposit.

The Company made no payments for income taxes and minimal interest payments for the six months ended June 30, 2004 and 2003, respectively.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and operating expenses during the reporting period. Actual results could differ from these estimates.

Certain Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. CAPITAL STOCK

Common Stock

The Company issued 286,686 and 51,667 shares of common stock in the first six months of 2004 and 2003, respectively, upon the exercise of common stock options and received proceeds of $194. Also, in the first six months of 2004, the Company issued 83,500 shares of common stock as compensation to board members, certain consultants and spokespersons per their contract and issued 311,880 shares upon the exercise of common stock warrants and received proceeds of $166. Stock-based costs for stock options/stock issued to non-employees was $253 and $42 for the six months ended June 30, 2004 and 2003, respectively.

Treasury stock is accounted for using the cost method. In 2003, the Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). For the six months ended June 30, 2004, there were no treasury stock transactions. To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through June 30, 2004 a total of 2,760,291 shares have been repurchased.

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

4. CONTINGENCIES

In July 2002, six franchise operators filed a suit against the Company alleging that the Company had violated the terms of its franchise agreements and certain other trade laws. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. In December 2003, the settlement was finalized. As a result of the suit, the Company recorded a charge of $302 in 2003 reflecting the incremental costs of the settlement and defense costs, net of insurance proceeds of $75. In the first six months of 2003, the Company had $98 of expense related to this suit. Under the terms of the settlement, the plaintiffs have terminated their franchise agreements and now operate as Case Distributors.

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

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2001 and 2002 is below the annual limitation. At June 30, 2004, the Company had net operating loss carryforwards of approximately $6 million.

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

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In September 2003, the Company completed a private placement that raised $2,300 from the sale of 2,300,000 shares of common stock. The Company issued a total of 115,000, 41,000 and 57,500 shares of common stock valued at an aggregate of $625, $61 and $117 to service providers in 2000, 2003 and 2004, respectively. In 2001, 2002, and 2003, the Company repurchased 2,760,291 shares of common stock for an aggregate cost of $1,541 (an average price of $0.56 per share).

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Reserves for Returns. Management reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate a return for reserves, management considers return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the six months ended June 30, 2004 and 2003 were $2,073 and $711, respectively.

Impairment of Fixed Assets. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the carrying value of net fixed assets, which was $800 at June 30, 2004.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $6 million as of June 30, 2004. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

Currently, the Company is recording income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the six months ended June 30, 2004, the Company recorded income tax expense of $1,002, which reflects an estimated annual effective tax rate of 40% in 2004.

Results of Operations

Revenues and expenses consist of the following components:

Revenues. Revenues consist primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, including the write-off of obsolete packaging and product, incoming and outgoing shipping costs, charge card discounts, packing material, compensation related to fulfillment and the costs of outside fulfillment. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenues also includes the fees paid to independent distributors and sales commissions.

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

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology and customer service personnel, facility expenses, web site development costs, professional service fees and other general corporate expenses.

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

Reclassifications. Beginning with the second quarter of 2004, the Company reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on Direct sales from general and administrative expenses to cost of revenues. At the same time, the Company reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenues. Prior year amounts have been reclassified to conform to the current period presentation.

Overview of the Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. In the first six months of 2004 versus 2003, the Direct channel represented 78% and 61%, respectively, of the Company’s net revenues. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the Direct channel. Profit margins are measured in terms of gross margin (revenues less cost of revenues) and total marketing expense as a percentage of revenues.

As discussed above, certain costs have been reclassified from general and administrative and marketing expenses to cost of revenue. The reclassification reduces reported gross margin and reduces general and administrative and marketing expenses, but does not change operating income.

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

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except new customer data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues	$7,675	$4,204	$17,453	$8,264
Cost of revenues	4,033	2,307	8,872	4,314

Gross margin	$3,642	$1,897	$8,581	$3,950
% of revenue	47.4%	45.1%	49.2%	47.8%
Marketing	$1,020	$647	$3,691	$1,151
% of revenue	13.3%	15.4%	21.1%	13.9%
New customers	9,471	5,951	28,735	12,451
Marketing/new customer	$108	$109	$128	$92
New customer revenue/new customer	$362	$261	$448	$353

Direct revenues increased 82.6% from the second quarter of 2003 to the second quarter of 2004. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from prior customers (customers that initially purchased food in a prior period). In the second quarter of 2004 relative to the same quarter of 2003, performance improved in each area: new customers acquired, new customer revenue and prior customer revenue. The number of new customers acquired increased by 3,520 or 59.1% year over year. The revenues per new customer in the second quarter was $261 in 2003 and rose to $362 in 2004, an increase of 38.6%. The remaining revenue in the quarter, derived from customers that originally purchased in a prior quarter, rose over 60%, from $2.7 million in 2003 to $4.2 million in 2004, largely because of the large number of new customers obtained in the first quarter of 2004. A number of factors drove the improved revenue performance: excellent consumer response to the new NutriSystem Nourish program, greater advertising spending, higher product pricing and a higher proportion of new customers selecting the autoship option. Under the autoship program, customers receive monthly product shipments automatically until they notify the Company they wish to end shipments.

Gross margin as a percent of revenues increased in the second quarter from 45.1% in 2003 to 47.4% in 2004, largely due to higher prices charged for the new food program and lower promotional food costs. Marketing costs increased by $373 from 2003 to 2004. Marketing cost per new customer acquired remained virtually the same ($108 in 2004 and $109 in 2003); however, advertising media made up a larger portion of marketing costs in 2004 than in 2003.

Direct results for the first half of 2004 also showed an increase in revenue over the same period in 2003. Revenues increased 111.2% from the first half of 2003 to the first half of 2004. The spending on advertising and marketing increased by $2,540 from $1,151 in the first half of 2003 to $3,691 in the first half of 2004. Marketing per new customer increased from $92 to $128 from the first half of 2003 to 2004 primarily because a higher proportion of 2004 marketing spending went to higher cost TV advertising. Gross margin as a percentage of revenues increased from 47.8% in the first half of 2003 to 49.2% in the first half of 2004.

Overview of Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. In the first six months of 2004, this channel represented 15.4% of the Company’s net revenues as compared to 24.4% of the Company’s net revenues in the first six months of 2003. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of revenues) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $800 and $3,457 for the three and six months ended months ended June 30, 2004 compared to $1,175 and $3,298 for the three and six months ended June 30, 2003, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales decreased for the second quarter of 2004 versus 2003 because less shows aired and the sales per minute of air-time decreased. However, the first six months of 2004 compared to 2003 still showed an increase because in the first quarter of 2004, the Company aired more shows on QVC and average sales per minute of air-time was above the previous year in the first quarter.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased from $6,315 for the second quarter ended June 30, 2003 to $9,179 for the second quarter ended June 30, 2004. The revenue increase of $2,864, or 45.4%, resulted from increased sales to Direct ($3,471) offset by a decrease in net sales by QVC ($375), Case Distributors ($223) and the Field Sales channel ($10). In the second quarter of 2004, Direct sales accounted for 84% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 9%, 5% and 2% of total revenues, respectively. In the second quarter of 2003, these percentages were 67%, 18%, 8% and 7% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $1,201 from $4,000 to $5,201 for the quarters ended June 30, 2003 and 2004, respectively. Gross margin as a percent of revenues was 36.7% and 43.3% for the quarters ended June 30, 2003 and 2004, respectively. The increase in margin was primarily attributable to the swing in the mix from QVC, which generates a lower gross margin, to Direct which generates a higher gross margin and to the higher price charged for the new NutriSystem Nourish program. Advertising and marketing expenses increased $373 from $647 to $1,020 from the second quarter of 2003 to the second quarter 2004. All advertising spending promoted the Direct sales, and the increase in advertising is attributable to increased spending for advertising media ($404), particularly television and Internet advertising. General and administrative expenses ($1,419 and $1,637 in the second quarter of 2003 and 2004, respectively) increased $218 primarily attributable to higher compensation costs.

Interest Income. Interest income, net of interest expense, decreased $7 from $16 in the second quarter of 2003 to $9 in the second quarter of 2004 primarily due to lower interest rates.

Income taxes. In the second quarter of 2004, the Company recorded $505 of income taxes due to the income for the current reporting period. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit of $1,887 was recorded in the statement of operations.

Net Income. In the second quarter of 2004, net income decreased by $1,340 from net income of $2,098 for the second quarter of 2003 to net income of $758 for the second quarter of 2004. The decrease is primarily due to an income tax benefit of $1,887 in 2003 versus a tax provision of $505 in 2004, which offset a $1,058 increase in operating profit.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased from $13,511 for the six months ended June 30, 2003 to $22,462 for the six months ended June 30, 2004. The revenue increase of $8,951, or 66.3%, resulted from increased sales for Direct ($9,189), QVC ($159) and Field Sales ($40) offset by decreased sales to Case Distributors ($437).

Costs and Expenses. Cost of revenues increased from $8,526 to $12,760 for the six months ended June 30, 2003 and 2004, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 36.9% for the six months ended June 30, 2003 to 43.2% for the six months ended June 30, 2004 primarily due to a mix shift toward the higher margin Direct channel and to stronger pricing for the new NutriSystem Nourish program. Marketing expense increased from $1,151 to $3,691 from the first six months of 2003 to the first six months of 2004. Virtually all advertising in these quarters promoted the Direct program and the increase in spending is primarily related to higher media spending. General and administrative expenses increased from $2,781 to $3,387 from the first half of 2003 to 2004. This increase of $606 is due primarily to higher costs associated with the increase in revenues, especially compensation, offset by a charge recorded upon the closing of the fulfillment center in Reno in 2003. For the six months ended June 30, 2003, the Company recorded a loss of $91 under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in an affiliate. There was no additional investment made in the first six months of 2004.

Interest Income. Interest income (net of interest expense) decreased $18 from $30 in the first half of 2003 to $12 in the first half of 2004 primarily due to lower interest rates.

Income taxes. In the first half of 2004, the Company recorded $1,002 of income tax expense due to taxable income for the current period. In the first half of 2003, the Company recorded a $1,887 income tax benefit related to the recognition of deferred tax assets (see Note 5 of the Financial Statements).

Net Income. The Company generated net income of $2,749 for the six months ended June 30, 2003 as compared to net income of $1,503 for the six months ended June 30, 2004. The decrease of $1,246 in net income is primarily due to a $1,887 income tax benefit recorded in the second quarter of 2003 versus $1,002 of tax expense in 2004 offset by higher gross profit resulting from increased revenues.

Contractual Obligations and Commercial Commitments

As of June 30, 2004, the Company’s principal commitments consisted of obligations under operating leases and severance payments to a former executive of the Company. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the six months ended June 30, 2004, there were no items that significantly impacted the Company’s commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003 as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2004, the Company had net working capital of $8,735. Cash and cash equivalents were $5,547, an increase of $2,863 from the balance at December 31, 2003. The Company’s principal source of liquidity during this period is cash flow from operations. The Company currently has no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the six months ended June 30, 2004, the Company generated cash flow of $2,681 from operations, primarily attributable to operating income, an increase of $719 from the $1,962 operating cash flow generated in the first half of 2003. The increase in operating cash flow is attributable to the higher operating profit generated in the first half of 2004. Net changes in operating assets and liabilities reduced cash flow from operations by $208 in the six months ended June 30, 2004, with changes in components generally due to the seasonality of the business.

In the six months ended June 30, 2004, net cash used in investing activities consisted of $178 in capital expenditures. The capital expenditures relate primarily to an office move and information technology costs.

In the six months ended June 30, 2004, net cash provided by financing activities was $360, representing proceeds from the exercise of common stock options and warrants.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings recently, the variable nature of a portion of the Company’s expenditures, the cash balance at June 30, 2004 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through 2005. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at June 30, 2004 and its cash and cash equivalents of $5,547 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

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

Item 2. Changes in Securities and Use of Proceeds

22,500 shares of common stock were issued to CEOcast, Inc. on May 28, 2004 for services to be rendered.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on May 6, 2004.

(1)	The stockholders elected each of the seven nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	ABSTAIN
Michael J. Hagan	24,885,614	52,059
George Jankovic	24,932,114	5,559
Ian J. Berg	24,932,114	5,559
Warren V. (Pete) Musser	24,930,114	7,559
Brian P. Tierney	24,932,114	5,559
Michael A. DiPiano	24,885,614	52,059
Steven Zarilli	24,932,114	5,559

(2)	The stockholders elected to increase the number of shares of common stock authorized for issuance under the Company’s 2000 Equity Incentive Plan for Directors and Outside Consultants.

FOR	18,270,746
AGAINST	618,717
ABSTAIN	1,003

TOTAL	18,890,466

(3)	The stockholders elected to increase the number of shares of common stock authorized for issuance under the Company’s 2000 Equity Incentive Plan for Employees and the amendment and restatement of the Employee Plan.

FOR	18,326,491
AGAINST	563,967
ABSTAIN	8

TOTAL	18,890,466

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

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

Report dated July 28, 2004 on press release setting forth NutriSystem’s earnings for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.
BY:	/S/ MICHAEL J. HAGAN	August 9, 2004
Michael J. Hagan
Chairman of the Board and Chief Executive Officer
BY:	/S/ JAMES D. BROWN	August 9, 2004
James D. Brown
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code