Form 10-Q
period 2004-09-30
NUTRI SYSTEM INC /DE/
filed 2004-11-03
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2004:

Common Stock, $.001 par value	29,778,887 shares

NutriSystem, Inc.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands except share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,440	$2,684
Restricted cash	—	250
Receivables	835	448
Inventories	2,050	4,524
Deferred tax asset	1,716	1,716
Other current assets	421	437

Total current assets	12,462	10,059

FIXED ASSETS, net	755	753
DEFERRED TAX ASSET	1,847	2,753
OTHER ASSETS	124	123

	$15,188	$13,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,799	$3,531
Accrued payroll and related benefits	340	189
Other current liabilities	115	675

Total current liabilities	3,254	4,395
NON-CURRENT LIABILITIES	—	2

Total liabilities	3,254	4,397

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 29,421,887 at September 30, 2004 and 28,511,021 at December 31, 2003)	29	28
Additional paid-in capital	32,534	31,238
Warrants	—	277
Accumulated deficit	(20,629)	(22,252)

Total stockholders’ equity	11,934	9,291

	$15,188	$13,688

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
REVENUES	$7,655	$4,866	$30,117	$18,377

COSTS AND EXPENSES:
Cost of revenues	4,424	3,002	17,185	11,528
Marketing	1,461	799	5,152	1,949
General and administrative	1,515	1,263	4,903	4,041
New program development	—	124	—	128
Depreciation and amortization	66	47	196	177

Total costs and expenses	7,466	5,235	27,436	17,823

Operating income (loss)	189	(369)	2,681	554

EQUITY IN LOSSES OF AFFILIATE	—	(19)	—	(110)
INTEREST INCOME	12	12	24	42

Income (loss) before income taxes	201	(376)	2,705	486

INCOME TAX PROVISION (BENEFIT)	80	(151)	1,082	(2,038)

Net income (loss)	$121	$(225)	$1,623	$2,524

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$0.06	$0.10

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$0.05	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,263	26,051	28,995	26,148
Diluted	31,298	26,051	31,777	27,000

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,623	$2,524
Adjustments to reconcile net income to net cash provided by operating activities-
Equity in losses of affiliate	—	110
Depreciation and amortization	196	177
Deferred tax expense	906	(2,040)
Loss on disposal of fixed assets	—	132
Stock-based costs	259	65
Tax benefit from stock option exercises	176	—
Changes in operating assets and liabilities-Restricted cash	250	75
Receivables	(387)	(183)
Inventories	2,474	1,514
Other assets	15	141
Accounts payable	(732)	307
Accrued payroll and related benefits	151	66
Deferred revenue	(13)	(499)
Other liabilities	(549)	(215)

Net cash provided by operating activities	4,369	2,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(198)	(27)
Investment in affiliate	—	(84)

Net cash used in investing activities	(198)	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common share	—	2,200
Exercise of stock options and warrants	585	—
Treasury stock purchases, at cost	—	(104)

Net cash provided by financing activities	585	2,096

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,756	4,159

CASH AND CASH EQUIVALENTS, beginning of period	2,684	3,005

CASH AND CASH EQUIVALENTS, end of period	$7,440	$7,164

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

NutriSystem, Inc. and its predecessor businesses, including NutriSystem L.P. and NutriSystem Direct, L.L.C. (collectively, the “Predecessor Businesses”), have historically operated through Company-owned and franchised weight loss centers. Currently, 16 independent center-based distributors operate without franchise agreements (“Case Distributors”) and there are no Company-operated or franchised weight loss centers. In 1998, the Company initiated NutriSystem Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a shopping television network. The Company’s pre-packaged foods are now sold to weight loss program participants directly through the Internet, telephone, QVC, independent commissioned representatives and Case Distributor weight loss centers.

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

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2004.

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

Investment Carried Under the Equity Method

The Company has invested $248 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), formerly known as Turning Point Weight Loss Centers, LLC, a start up company formed to provide diet and fitness programs in center locations. In addition to the cash investments, the Company has provided indemnifications to certain affiliates of Imagine amounting to $52 and $14 at September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, the Company made no further investments in Imagine. In the nine months ended September 30, 2003, the Company recorded a loss of $110 in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. The Company’s share of the losses of Imagine have reduced the carrying value of the investment to zero, and a liability of $52 at September 30, 2004 and December 31, 2003, is included in “Other current liabilities” for the remaining outstanding indemnification. As of September 30, 2004, the Company had no commitment to make further investments in Imagine.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, namely fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of September 30, 2004 and December 31, 2003, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues are recognized when the related products are shipped to the end-consumer or to Case Distributors. For the nine months ended September 30, 2004, the Company shipped products sold through QVC directly to the end-consumer and recognized revenues when the Company shipped these products. In 2003, QVC shipped the Company’s products and revenues for products distributed by QVC were recognized when QVC shipped the products from their distribution center to the end-consumer. Product inventory held by QVC was carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer were recorded as deferred revenue in the consolidated balance sheet.

Revenues are primarily from pre-packaged food sales, which include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues also include the sale of print materials to Case Distributors and independent representatives. Revenues from shipping and handling charges were $321 and $265 for the nine months ended September 30, 2004 and 2003, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs,” to account for Internet site-linking arrangements. Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At September 30, 2004 and December 31, 2003, $38 and $90, respectively, of prepaid advertising was included in prepaid expenses. Media expense was $4,186 and $1,093 during the nine months ended September 30, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2004 and 2003, diluted net income per common share reflects the potential dilution from the exercise of outstanding options and warrants into common stock. For the three and nine months ended September 30, 2004 and 2003, common stock equivalents representing 972,834, 534,501, 1,603,502 and 2,007,183 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since the effect would be anti-dilutive.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss):
As reported	$121	$(225)	$1,623	$2,524
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(95)	(83)	(307)	(408)

Pro forma	$26	$(308)	$1,316	$2,116

Basic net income (loss) per share:
As reported	$0.00	$(0.01)	$0.06	$0.10

Pro forma	$0.00	$(0.01)	$0.05	$0.08

Diluted net income (loss) per share:
As reported	$0.00	$(0.01)	$0.05	$0.09

Pro forma	$0.00	$(0.01)	$0.04	$0.08

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	122.0%	104.4%	126.0%	104.4%
Risk-free interest rate	4.4%	2.3%	4.0%	2.3%
Expected life (in years)	5.4	5.3	5.4	5.3

The weighted-average fair value of the options issued in the nine months ended September 30, 2004 and 2003, were $1.45 and $0.47, respectively. The weighted-average fair value of the options issued in the three months ended September 30, 2004 was $1.59. There were no stock options issued to employees in the three months ended September 30, 2003.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 2004 and December 31, 2003 consist of $250 in certificates of deposit and $5,500 and $2,053, respectively in a money market account.

The Company made no payments for income taxes and minimal interest payments for the nine months ended September 30, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

3. CAPITAL STOCK

Common Stock

The Company issued 296,186 shares of common stock in the first nine months of 2004 upon the exercise of common stock options and received proceeds of $199. Also, in the first nine months of 2004, the Company issued 83,500 shares of common stock as compensation to board members, certain consultants and spokespersons per their contract and issued 531,180 shares upon the exercise of common stock warrants and received proceeds of $385. In the first nine months of 2003, the company issued 2,300,000 shares of common stock in a private placement and 55,000 shares upon the exercise of common stock options and received proceeds of $2,300 and $20, respectively. All but $100 of proceeds from the sale of common stock was received by September 30, 2003 with the $100 being received in October 2003. Stock-based costs for stock options and stock issued to non-employees was $259 and $65 for the nine months ended September 30, 2004 and 2003, respectively.

Treasury stock is accounted for using the cost method. In 2003, the Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). For the nine months ended September 30, 2004, there were no treasury stock transactions. To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through September 30, 2004 a total of 2,760,291 shares have been repurchased.

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

4. CONTINGENCIES

In July 2002, six franchise operators filed a suit against the Company alleging that the Company had violated the terms of its franchise agreements and certain other trade laws. In September 2003, the parties to the dispute reached a settlement under the auspices of the District Court overseeing the action. In December 2003, the settlement was finalized. As a result of the suit, the Company recorded a charge of $302 in 2003 reflecting the incremental costs of the settlement and defense costs, net of insurance proceeds of $75. In the first nine months of 2003, the Company had $274 of expense related to this suit. Under the terms of the settlement, the plaintiffs have terminated their franchise agreements and now operate as Case Distributors.

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

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2001 and 2002 is below the annual limitation. At September 30, 2004, the Company had net operating loss carryforwards of approximately $6 million.

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

Background

NutriSystem, Inc. provides weight loss programs and distributes pre-packaged foods. The NutriSystem diet program was originally developed by the Company’s predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 16 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated Nutri/System Direct, L.L.C., a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (“Field Sales”), Case Distributors and QVC. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003 the Company changed its name to NutriSystem, Inc.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. In August 1999, Ansama, a non-operating public corporation, entered into an Asset Purchase Agreement to acquire the operating assets and certain liabilities of Nutri/System L.P. for $3,000 and a Stock Exchange and Purchase Agreement to acquire the beneficial interests in NutriSystem Direct, L.L.C. for $400 and 17,500,000 shares of Ansama common stock. Ansama was subsequently merged into the Company and the Company assumed the Asset Purchase Agreement and the Stock Exchange and Purchase Agreement. In order to fund its cash obligations of $3,400 under the Asset Purchase and Stock Exchange and Purchase Agreements and the planned marketing program and technology investment, the Company completed a private placement of 7,637,400 shares of common stock in October 1999, which, net of related expenses, resulted in proceeds of $7,574. In March 2000, the Company completed a private placement of 500,000 shares of common stock, which resulted in net proceeds of $2,462. In September 2003, the Company completed a private placement that raised $2,300 from the sale of 2,300,000 shares of common stock. The Company issued a total of 115,000, 41,000 and 57,500 shares of common stock valued at an aggregate of $625, $61 and $117 to service providers in 2000, 2003 and the first nine months of 2004, respectively. In 2001, 2002, and 2003, the Company repurchased 2,760,291 shares of common stock for an aggregate cost of $1,541 (an average price of $0.56 per share).

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

Reserves for Returns. Management reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate a return for reserves, management considers return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, management will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the nine months ended September 30, 2004 and 2003 were $2,586 and $928, respectively.

Impairment of Fixed Assets. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed assets may be impaired. Any resulting impairment loss would be limited to the carrying value of net fixed assets, which was $755 at September 30, 2004.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $6 million as of September 30, 2004. As a result of a change of control transaction which occurred in December 2002, approximately $2 million of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

Currently, the Company is recording income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the nine months ended September 30, 2004, the Company recorded income tax expense of $1,082, which reflects an estimated annual effective tax rate of 40% in 2004.

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

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors and customer service personnel, facility expenses, web site development costs, professional service fees and other general corporate expenses.

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

Overview of the Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. In the first nine months of 2004 versus 2003, the Direct channel represented 79% and 63%, respectively, of the Company’s net revenues. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the Direct channel. The Company distinguishes between new customers that make an initial purchase of under $100, referred to as sample new customers, and those that make an initial purchase of $100 or more, referred to as program new customers. While some sample new customers subsequently complete a diet using the NutriSystem plan, historically the Company generates the bulk of its sales from customers that make an initial purchase of $100 or more. For this reason, the Company monitors sales and marketing spending per program new customer as well as per total customer count.

As discussed above, starting in the second quarter of 2004, certain costs were reclassified from general and administrative and marketing expenses to cost of revenue. The reclassification reduced reported gross margin and reduced general and administrative and marketing expenses, but did not change operating income.

In January 2004 the Company merged duplicate customer profiles that had been created over time. This reduced new customer counts by approximately 10% in 2003 and by a smaller amount in prior years, and it increased the sales per customer, as cumulative customer purchases were also aggregated. Merging duplicate profiles also raised the amount of sales that were attributed to customers acquired in prior periods. The changes affected customer counts and had no impact on the Company’s audited financial statements.

SELECTED FINANCIAL AND OPERATING STATISTICS FOR DIRECT SALES

(in thousands, except new customer data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues	$6,307	$3,351	$23,760	$11,615

Cost of revenues	3,322	1,780	12,194	6,094

Gross margin	$2,985	$1,571	$11,566	$5,521
% of revenue	47.3%	46.9%	48.7%	47.5%

Marketing	$1,461	$799	$5,152	$1,949
% of revenue	23.2%	23.8%	21.7%	16.8%

New customers
Program	8,690	3,566	35,422	13,343
Total	9,720	5,362	38,455	17,813

Marketing/new customer
Program	$168	$224	$145	$146
Total	$150	$149	$134	$109

New customer revenue/new customer
Program	$332	$318	$496	$445
Total	$305	$238	$465	$369

Revenues from Direct sales increased 88.2% from the third quarter of 2003 to the third quarter of 2004. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from prior customers (customers that initially purchased food in a prior period). In the third quarter of 2004 relative to the same quarter of 2003, performance improved in each area: new customers acquired, new customer revenue and prior customer revenue. The number of new customers acquired increased by 4,358 or 81.3% year over year. The number of program new customers, those who make an initial purchase of $100 or more, increased by 143.7%. The revenues obtained from new customers in the third quarter was $238 in 2003 and rose to $305 in 2004, an increase of 28.2%. In the third quarter of 2004, a higher proportion of new customers were program new customers, which raised the average sales per new customer. For program new customers alone, the revenue per customer increased from $318 to $332 or 4.4%. The remaining revenue in the quarter, derived from customers that originally purchased in a prior quarter, rose over 131%, from $1.3 million in 2003 to $3.0 million in 2004, largely because of the large number of new customers obtained in the first and second quarters of 2004. A number of factors drove the improved revenue performance: excellent consumer response to the new NutriSystem Nourish program, greater advertising spending, higher product pricing and a higher proportion of new customers selecting the Auto Delivery option. Under the Auto Delivery program, customers receive monthly product shipments automatically until they notify the Company they wish to end shipments.

Gross margin as a percent of Direct revenues increased in the third quarter from 46.9% in 2003 to 47.3% in 2004, largely due to higher prices charged for the new food program. Marketing costs increased by $662 from 2003 to 2004, primarily due to higher media spending. Marketing cost per new customer acquired remained virtually the same ($150 in 2004 and $149 in 2003), but the marketing cost per new program customer declined from $224 to $168. In the third quarter of 2004, the Company focused marketing spending on obtaining program new customers.

Direct results for the first nine months of 2004 also showed an increase in revenue over the same period in

2003. Revenues from Direct sales increased 104.6% from the first nine months of 2003 to the first nine months of 2004. The spending on advertising and marketing increased by $3,203 from $1,949 in the first nine months of 2003 to $5,152 in the first nine months of 2004. Marketing per new customer increased from $109 to $134 from the first nine months of 2003 to 2004, while the spending per program new customer remained approximately the same. In the first nine months of 2004, the Company substantially focused marketing efforts on acquiring program new customers and increased the proportion of marketing spending dedicated to media. Gross margin as a percentage of Direct revenues increased from 47.5% in the first nine months of 2003 to 48.7% in the first nine months of 2004.

Overview of Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. In the first nine months of 2004, this channel represented 13.0% of the Company’s net revenues as compared to 22.3% of the Company’s net revenues in the first nine months of 2003. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. Under the terms of the Company’s agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of revenues) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $465 and $793 for the three months ended September 30, 2004 and 2003, respectively. QVC sales are largely a function of the number of shows and the sales per minute on each show. For the three months ended September 30, 2004 versus 2003, the Company aired less shows and sales per minute of air-time decreased. For the nine months ended September 30, 2004 and 2003, net sales through the QVC distribution channel were $3,922 and $4,091, respectively. During 2004, the Company and QVC have been doing business without a contractual agreement.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues increased from $4,866 for the third quarter ended September 30, 2003 to $7,655 for the third quarter ended September 30, 2004. The revenue increase of $2,789, or 57.3%, resulted from increased sales to Direct ($2,956), Case Distributors ($102), and the Field Sales channel ($59), which were offset by a decrease in net sales by QVC ($328). In the third quarter of 2004, Direct sales accounted for 83% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 6%, 6% and 5% of total revenues, respectively. In the third quarter of 2003, these percentages were 69%, 16%, 9% and 6% of total revenues, respectively.

Costs and Expenses. Cost of revenues increased $1,422 from $3,002 to $4,424 for the quarters ended September 30, 2003 and 2004, respectively. Gross margin as a percent of revenues was 38.3% and 42.2% for the quarters ended September 30, 2003 and 2004, respectively. The increase in margin was primarily attributable to the swing in the mix from QVC, which generates a lower gross margin, to Direct which generates a higher gross margin, and to the higher price charged for the new NutriSystem Nourish program. Advertising and marketing expenses increased $662 from $799 to $1,461 from the third quarter of 2003 to the third quarter 2004. All advertising spending promoted the Direct sales, and the increase in advertising is attributable to increased spending for advertising media ($651), particularly television and print advertising. General and administrative expenses ($1,263 and $1,515 in the third quarter of 2003 and 2004, respectively) increased $252 primarily attributable to higher compensation costs and increased rent due to additional office and warehouse space.

Interest Income. Interest income, net of interest expense, was $12 in the third quarter of 2003 and 2004.

Income taxes. In the third quarter of 2004, the Company recorded $80 of income taxes due to the income for the current reporting period. In the third quarter of 2003, the Company recorded an income tax benefit of $151 due to the loss reported in that period. The effective tax rate in these periods is 40%.

Net Income. In the third quarter of 2004, net income increased by $346 from a net loss of $225 for the third quarter of 2003 to net income of $121 for the third quarter of 2004. The increase is primarily due to higher gross profit from increased revenues offset by increased advertising media expense and the income tax provision.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues increased from $18,377 for the nine months ended September 30, 2003 to $30,117 for the nine months ended September 30, 2004. The revenue increase of $11,740 or 63.9%, resulted from increased sales for Direct ($12,145) and Field Sales ($98) offset by decreased sales to Case Distributors ($335) and QVC ($169).

Costs and Expenses. Cost of revenues increased from $11,528 to $17,185 for the nine months ended September 30, 2003 and 2004, respectively. Gross margin (revenues less cost of revenues as a percentage of revenues) increased from 37.2% for the nine months ended September 30, 2003 to 42.9% for the nine months ended September 30, 2004 primarily due to a mix shift toward the higher margin Direct channel and to higher pricing for the new NutriSystem Nourish program. Marketing expense increased from $1,949 to $5,152 from the first nine months of 2003 to the first nine months of 2004. Virtually all advertising in these quarters promoted the Direct program and the increase in spending is primarily related to higher media spending. General and administrative expenses increased from $4,041 to $4,903 from the first nine months of 2003 to 2004. This increase of $862 is due primarily to higher costs associated with the increase in revenues, especially compensation and to a lesser degree, rent, offset by a charge recorded upon the closing of the fulfillment center in Reno in 2003. In the nine months ended September 30, 2003, the Company incurred $128 in expenses associated with the development of the new Nourish program. Also in the first nine months of 2003, the Company recorded a loss of $110 under the caption “Equity in losses of affiliate”, representing the Company’s remaining net investment in an affiliate. There was no additional investment made in the first nine months of 2004.

Interest Income. Interest income (net of interest expense) decreased $18 from $42 in the first nine months of 2003 to $24 in the first nine months of 2004 primarily due to lower interest rates on invested funds.

Income taxes. In the first nine months of 2004, the Company recorded $1,082 of income tax expense due to taxable income for the current period. In the first nine months of 2003, the Company recorded a $2,038 income tax benefit related to the recognition of deferred tax assets (see Note 5 of the Financial Statements).

Net Income. The Company generated net income of $2,524 for the nine months ended September 30, 2003 as compared to net income of $1,623 for the nine months ended September 30, 2004. The decrease of $901 in net income is primarily due to a $2,038 income tax benefit recorded in the nine months ended September 30, 2003 versus $1,082 of income tax expense recorded in 2004 and by higher gross profit in 2004 versus 2003 resulting from increased revenues.

Contractual Obligations and Commercial Commitments

As of September 30, 2004, the Company’s principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the nine months ended September 30, 2004, there were no items that significantly impacted the Company’s commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003 as filed in the Company’s Form 10-K. In addition, the Company had no significant off balance sheet arrangements at September 30, 2004.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2004, the Company had net working capital of $9,208. Cash and cash equivalents were $7,440, an increase of $4,756 from the balance at December 31, 2003. The Company’s principal source of liquidity during this period was cash flow from operations. At September 30, 2004, the Company had no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the nine months ended September 30, 2004, the Company generated cash flow of $4,370 from operations, an increase of $2,196 from the $2,174 operating cash flow generated in the first nine months of 2003. Income, adjusted for non-cash charges, which provides most of the operating cash flow, was $3,160 and $968 in the first nine months of 2004 and 2003, respectively due to higher operating income in 2004 versus 2003 based on the increases in revenue from the prior year. Net changes in operating assets and liabilities also increased cash flow from operations by $1,209 in the nine months ended September 30, 2004, with changes in components generally due to the seasonality of the business. This net change in operating assets and liabilities is consistent with the change in the nine month period ended September 30, 2003.

In the nine months ended September 30, 2004, net cash used in investing activities consisted of $198 in capital expenditures. The capital expenditures related primarily to an office move and information technology costs.

In the nine months ended September 30, 2004, net cash provided by financing activities was $585, representing proceeds from the exercise of common stock options and warrants. In the nine months ended September 30, 2003, the Company received proceeds of $2,200 from the sale of common stock and used $104 of cash to repurchase common stock.

In pursuing its business strategy, it is possible that the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional private offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings recently, the variable nature of a portion of the Company’s expenditures, the cash balance at September 30, 2004 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations through 2005. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued January 2003. The Company was to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at September 30, 2004 and its cash and cash equivalents at that date of $7,440 were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon this evaluation, they concluded that, as of the date of the evaluation the Company’s disclosure controls and procedures as of September 30, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	November 2, 2004
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/S/ JAMES D. BROWN	November 2, 2004
James D. Brown
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code