Form 10-K
period 2004-12-31
NUTRI SYSTEM INC /DE/
filed 2005-03-30
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

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

Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, was $29,686,639. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the American Stock Exchange on June 30, 2004.

Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of March 24, 2005: 30,725,184 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s Annual Meeting of Stockholders to be held on May 24, 2005, are incorporated by reference into Part III of this Form 10-K.

NutriSystem, Inc.

PART I

ITEM 1. BUSINESS

Background

NutriSystem, Inc., (a Delaware corporation), together with its subsidiaries (“NutriSystem” or the “Company”), provides weight management and fitness products and services. The NutriSystem diet program was originally developed by the Company’s predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 15 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (the “Field Sales” channel), Case Distributor weight loss centers (the “Case Distributor” channel) and QVC. On December 2, 2004, NutriSystem Inc. acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell the NutriSystem diet program in their centers as independent commissioned representatives.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures, and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. NutriSystem became a publicly traded company in October 1999. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, the Company changed its name to NutriSystem, Inc.

In 2001, the Company discontinued sales of the Sweet Success line of diet meal replacement products it had acquired the year before. In December 2002, the Company sold the intellectual property associated with Sweet Success. Sweet Success is reflected in the Consolidated Financial Statements as a discontinued operation.

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction. In 2004, HJM Holdings LLC distributed its NutriSystem shares to its partners and dissolved. Currently, no affiliated group owns more than 15% of the common stock of the Company.

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

The weight loss industry consists of a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants, nutritional supplements, pharmaceutical products and weight loss programs. The domestic market for weight loss programs, diet foods and diet related books and other information, excluding vitamins, supplements and minerals, was estimated by Market Data Enterprises, Inc. to be in excess of $7 billion in 2000.

Products and Services

For 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. By telephone and through its web site, www.nutrisystem.com, NutriSystem provides a comprehensive weight management program, consisting of support for dieters and a pre-packaged food program. Online support for dieters includes individualized diet and exercise plans, online counseling, support groups, bulletin boards, online classes and chat rooms. Trained counselors are available 126 hours a week to answer questions and custom-design and recommend an exercise program to help each member achieve his or her weight loss and fitness goals. Members share information and encouragement with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition, exercise and well-being provided on the web site. NutriSystem provides free membership and access to telephone and online support.

In December 2003, the Company introduced NutriSystem Nourish, a new line of pre-packaged, portion-controlled food sold under the NutriSystem brand. The NutriSystem Nourish program consists of a menu of over 140 food selections with a low glycemic index that provide dieters with a balanced intake of “good” carbohydrates. NutriSystem Nourish also features new, easy-to-use exercise and behavior modification programs.

Typically, our customers purchase monthly food packages containing 28 breakfasts, lunches, dinners and snacks, which they supplement with fresh milk, fruit and vegetables. Most customers order on an auto delivery basis in which the Company sends food to the customer on an ongoing monthly basis until notified by the customer to cease shipments. With the auto delivery program, a full day’s supply of entrees and snacks currently are priced at less than $10.00 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On the web site, members can order food 24 hours a day, seven days a week.

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

On December 2, 2004, NutriSystem Inc. acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees provide women with an exercise facility that is safe, quick, comfortable, supportive and one that meets their unique needs. Customers obtain a 30 minute workout using hydraulic resistance training equipment. Franchise operators now offer the NutriSystem Nourish program to their clients, providing a comprehensive weight loss program that brings together diet and exercise.

Marketing

The Company’s primary marketing objective is to leverage NutriSystem’s established brand cost effectively to build sales of its food program through its Direct channel. The Company uses a combination of online and traditional offline advertising and promotional strategies.

Offline advertising. Offline advertising is used to encourage qualified customers to call or visit the Company’s web site and increase awareness of the online program. Offline, NutriSystem reaches its target audience primarily through a combination of television, print, and direct mail advertising. On television and in print, direct response-focused advertisements capitalize on the NutriSystem brand name and focus on “before and after” comparison and/or the program’s simplicity, convenience and “good carb” features. Direct mail is a companion to the media advertising and consists of mailings to Direct members who have purchased or signed up for membership.

Online advertising. The Company’s online advertising strategy includes the use of keyword search terms, affiliate programs, email newsletters and targeted direct email programs, primarily to its own email database of current and prior members. The Company currently places the bulk of its online banner advertising through affiliate programs that compensate advertisers on a cost per customer acquired (CPA) basis.

Promotion. Starting in the fourth quarter of 2003, the Company expanded its efforts to generate visibility in various press, television and radio outlets and improve public awareness of the brand. For example, the Company had promotional success through Zora Andrich, a spokesperson who was the winner of the Joe Millionaire reality TV show, as a featured dieter in a television reality makeover show, and as a subject of various magazine articles on dieting.

Fulfillment

The Company currently leases approximately 97,600 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2009 at an annual rent of $667,248. In December 2003, the Company obtained additional fulfillment capacity in central Pennsylvania and Sparks, Nevada through an outsourced provider. Management believes the Horsham facility combined with the outsourced fulfillment capacity are adequate for the Company’s needs for the foreseeable future. The Company also maintains 1,400 square feet of office space in Yardley, Pennsylvania in connection with the Slim and Tone acquisition. This lease expires in 2006 at an annual rent of $24,615.

The Company operates an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or web site customer interface, with order processing and shipping, and allows Internet customers to access shippers’ order tracking numbers online. The Company’s computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities. Management believes the integration of its shipping systems with the operations of its outsourced fulfillment operations is satisfactory.

Except in periods of unusually high demand, management believes that virtually all Direct customer orders received by 2:00 p.m. weekdays are shipped on the day received. Direct customers are not charged for their orders until the ordered product is shipped. Management estimates that it can ship to 90% of the domestic population from its owned or outsourced warehouse facilities within four business days using standard ground transportation. The Company ships to its customers using either Federal Express, United Parcel Service or US Mail. It does not currently charge customers for shipping and handling on auto delivery food orders.

Technology

The Company’s web site is hosted at a remote third party hosting facility with a backup at the Company’s headquarters in Horsham, PA. The hosting facility provides technologically advanced physical and fire security and electric power back up for the equipment on which the Company’s web site operates. The Company’s servers and its network are monitored 24 hours a day, seven days a week. Servers at both sites are connected on a continuous, real-time basis, which allows the Company to move the website from primary to backup without any loss of data.

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

Management believes it can compete effectively on these factors. However, it has no control over how successful competitors will be in addressing these factors. By providing a well-recognized food-based program using the Direct channel, management believes it has gained a competitive advantage in that market.

The women’s express workout market is dominated by Curves, which operates in approximately 8,000 locations. To succeed as a franchisor, Slim and Tone must have a successful network of franchisees and it must attract new franchisees to the business.

The principal competitive factors in the women’s express workout market are:

•	the ability to attract and retain customers through effective site selection, center operator-led advertising and promotional efforts and an appealing and differentiated program offering;

•	the ability to attract capable franchise operators by promoting the franchise opportunity, offering a compelling business model and providing support to the existing franchise network; and

•	pricing to both the end consumer and the franchise operator.

Management believes it can compete effectively on these factors. It believes the addition of the NutriSystem diet program enhances Slim and Tone’s market position and provides additional brand recognition.

In both the diet and workout markets, many current and potential competitors have larger customer bases, similar or greater brand recognition and significantly greater financial, marketing and other resources than the Company’s. Competitors have and are expected to continue to adopt aggressive pricing schemes and innovative product and service offerings. Increased competition may result in reduced operating margins, an inability to increase market share and a diminished brand franchise for NutriSystem and Slim and Tone.

Seasonality

Typically, revenues of weight loss business are lowest in the fourth calendar quarter and during the summer months. As a franchisor in the women’s express workout market, Slim and Tone experiences relatively little seasonality.

Employees

As of March 15, 2005, the Company had 102 administrative employees including counselors and customer service personnel, 40 employees dedicated to fulfillment and 13 employees in marketing. None of the Company’s employees are represented by a labor union and the Company considers its relations with its employees to be good.

Available Information

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through the Company’s investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2004 are as follows:

Name	Age	Position
Michael J. Hagan	42	Chairman, Chief Executive Officer and Director

George Jankovic	37	President, Chief Operating Officer and Director

James D. Brown	47	Chief Financial Officer, Secretary & Treasurer

Brendon Perero	28	Chief Information Officer

Michael J. Hagan was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business internet and software company, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from February 2002 to the present, president and Chief Executive Officer from January 2001 to February 2002, Executive Vice President and Chief Operating Officer from January 2000 to January 2001 and Senior Vice President prior to that time. Prior to founding Verticalnet, Mr. Hagan was a Vice President and

Senior Manager at Merrill Lynch Asset Management from 1990 to 1995, and worked for Bristol Meyers Squibb from 1988 to 1990. Mr. Hagan is a director of Verticalnet, Inc. and American Financial Realty Trust. Mr. Hagan is also a trustee of Saint Joseph’s University. Mr. Hagan was a CPA in the State of Pennsylvania (license lapsed).

George Jankovic was appointed President and Chief Operating Officer of the Company on December 20, 2002. Prior to joining the Company, Mr. Jankovic was the founder, Chairman and Chief Executive Officer of beMany, Inc., a provider of residential telecom and energy services, from September 1999 to November 2002. Mr. Jankovic was Vice President of Product Development of Verticalnet, Inc. from September 1998 to September 1999. Mr. Jankovic was co-founder and Chief Executive Officer of RF Globalnet, Inc. from March 1996 until it was acquired by Verticalnet in September 1998.

James D. Brown has been the Company’s Chief Financial Officer since December 1999 and its Treasurer since February 2000. Prior to joining NutriSystem, Mr. Brown was Chief Financial Officer of ImageMax, Inc., a document management company, from 1997 to 1999, and Chief Financial Officer of LMR Holdings, a holding company for textile component manufacturers, from 1996 to 1997. During 1995, Mr. Brown was President of Main Line Management, a management consulting firm, and from 1990 to 1994 he was Chief Financial Officer of Liberty Broadcasting Group, a consolidator of radio broadcasting properties, and Controller of Lancer Industries, Inc., a diversified manufacturer. Mr. Brown was a CPA in the State of New York (license lapsed).

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

The Company’s success depends on attracting and retaining a high volume of online or telephonic customers. Factors that could impair consumer acceptance of purchasing weight loss products and services online or by telephone include problems with or customer concerns about:

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

The Company’s future success depends to a significant degree on the skills, experience and efforts of Michael J. Hagan, its Chief Executive Officer, and other key managerial personnel. The loss of the services of any of these individuals could harm the business. The Company does not have an employment agreement with Mr. Hagan or certain other key personnel. In addition, the Company has not obtained key person life insurance on any key employees. If any key employees left NutriSystem or were seriously injured and became unable to work, the business could be harmed.

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

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm the Company, even if the adverse publicity is not directly related to NutriSystem. In the early 1990s, the Company’s predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the NutriSystem weight loss program led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our predecessor businesses in 1993. More recently, predecessors to the Company were severely impacted by significant litigation and damaging publicity related to the use by members of the weight loss program of fen-phen as an appetite suppressant, which the Food and Drug Administration (the “FDA”) ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused the predecessor businesses to close all of their company-owned weight loss centers. Congressional hearings about certain practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenues of weight loss businesses. Future research reports or publicity that are perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in the Company’s revenues. Because of the Company’s dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of the Company’s products or competitors’ similar products, whether or not accurate, could also damage customer confidence in the NutriSystem weight loss program and result in a decline in revenues. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

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

Certain advertising practices in the weight loss industry have led to investigations from time to time by the Federal Trade Commission (the “FTC”) and other governmental agencies. Many companies in the weight loss industry, including the Company’s predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. The Company continues to be subject to such consent decrees. These consent decrees restrict the manner in which the Company’s advertising describes the success members have achieved in losing weight through the program and require the Company to include the phrase “results not typical” in such advertisements.

The Company cannot be sure that this regulation will not increase in scope or severity in the future, which could have a material adverse impact on its business. Remedies available in administrative actions may include requiring the Company to refund amounts paid by all affected customers or pay other damages, which could be substantial.

The Company may be subject to health-related claims or other liabilities by customers of certain predecessor businesses, and such claims or liabilities could adversely affect results of operations.

Certain of the Company’s predecessor businesses were subject to numerous claims based on various health-related concerns during their 30-year operating history, including most recently, claims related to the use of fen-phen. Wyeth (f/k/a American Home Products) has agreed to indemnify a predecessor business against the fen-phen claims. The Company has not been named in any such litigation, however, if it were, it would need to defend itself against such claims. Such litigation, regardless of its merit and ultimate outcome, is often lengthy and costly. Therefore, if the Company becomes involved in any such litigation, results of operations could be negatively affected.

The sale of ingested products involves product liability and other risks.

Like any other distributor of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The food that the Company resells is subject to certain laws and regulations of the FDA, which establishes manufacturing practices and quality standards for food products. If the Company does not have adequate insurance or contractual indemnification from its suppliers, product liability claims could have a material adverse effect on the business. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including certain predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company’s insurance coverage would harm it by adding costs to the business and by diverting the attention of senior management from the operation of the business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenues.

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

The Company incurred an operating loss in two of the last five years. As of December 31, 2004, the Company had an accumulated deficit of $21 million. The Company needs to continue to generate significant revenues to maintain profitability, and it may not be able to do so.

The Company’s stock price has been volatile and, in the past, its trading volume was low. These conditions may continue or worsen.

The Company’s common stock has, at times, traded at very low volumes. The Company cannot be assured of a consistently liquid trading market. In addition, the Company’s share price may decline for reasons related, or unrelated, to future operating results. For example, in October 2000, the Company’s share price declined substantially for reasons it believes are unrelated to operating performance. There are many factors, including the risk factors described in this Annual Report on Form 10-K, that may cause operating results to fluctuate or have a significant adverse effect on the market price of the Company’s common stock.

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

ITEM 2. PROPERTIES

The Company currently leases approximately 97,600 square feet of office and warehouse space in Horsham, Pennsylvania pursuant to a lease expiring in 2009 at an annual rent of $667,248. As discussed in Item 1, the Company also outsources some of its fulfillment operations. Management believes the Horsham facility, combined with its outsourced fulfillment capacity, is adequate for the Company’s needs for the foreseeable future. The Company also maintains 1,400 square feet of office space in Yardley, Pennsylvania as a result of the Slim and Tone LLC acquisition. This lease expires in 2006 at an annual rent of $24,615.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock traded on the NASDAQ OTC Bulletin Board from May 26, 2001 to May 11, 2004 and currently trades on the American Stock Exchange. The Company’s common stock trades under the symbol “NSI.” The following table sets forth, for the periods indicated, the high and low closing prices for the Company’s common stock as reported on the NASDAQ OTC Bulletin Board and American Stock Exchange.

	High	Low
2003 First Quarter	$0.95	$0.61
2003 Second Quarter	0.82	0.51
2003 Third Quarter	1.50	0.57
2003 Fourth Quarter	2.14	1.16

2004 First Quarter	$4.01	$1.69
2004 Second Quarter	4.00	1.65
2004 Third Quarter	1.98	1.09
2004 Fourth Quarter	3.14	1.42

On March 24, 2005, the closing price of the Company’s common stock on the American Stock Exchange was $6.21. As of March 24, 2005, the Company had approximately 383 record holders of its common stock.

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

Recent Sales of Unregistered Securities

On February 12, 2004, the Company issued 10,000 and 1,000 shares of common stock to Zora Andrich and Ray Manzella, respectively, in consideration for marketing services. In granting the shares, the Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On June 28,2004, the Company issued 22,500 shares of common stock to CEOcast Inc., in consideration for Investor Relations services. In granting the shares, the Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003		2002	2001		2000
Statement of Operations Data:

Revenues:
Total revenues	$37,996	$22,575		$27,569	$23,798		$20,202

Costs and expenses:
Cost of revenues	21,612	14,870		17,655	14,385		11,711
Marketing	7,548	3,539		1,263	3,565		8,432
General and administrative	7,039	5,829		5,902	5,169		5,432
New program development	—	599		—	—		—
Depreciation and amortization	268	223		336	418		307

Operating income (loss) from continuing operations	1,529	(2,485)		2,413	261		(5,680)

Other income (loss)	134	—		(100)	77		84
Equity in losses of affiliate	—	(157)		(143)	—		—
Interest income, net	36	57		41	98		198
Income tax provision (benefit)	680	(3,397	)(a)	—	—		—
Discontinued operation	—	—		200 (b)	813	(b)	(8,586	)(b)

Net income (loss)	$1,019	$812		$2,411	$1,249		$(13,984)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.03	$0.03		$0.08	$0.01		$(0.19)
Discontinued operation	—	—		—	0.03		(0.03)
Disposal of discontinued operation	—	—		0.01	—		(0.28)

Basic and diluted	$0.03	$0.03		$0.09	$0.04		$(0.50)

Weighted average shares outstanding
Basic	29,206	26,733		26,475	28,156		28,006
Diluted	31,842	27,064		26,917	28,201		28,006

	December 31,
	2004	2003		2002	2001		2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,201	$2,684		$3,005	$1,118		$1,638
Working capital	5,100	5,664		4,445	2,310		1,434
Total assets	17,825	13,688		8,277	6,387		5,908
Non-current liabilities	272	2		255	123		145
Stockholders’ equity	12,175	9,291		5,249	3,488		2,901

(a)	In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

(b)	In 2000 and 2001, the Company recorded a loss from discontinued operation of $713 and an operating profit of $813, respectively. Also in 2000, the Company recorded a loss on disposal of $7,873 consisting of a write off of intangibles of $7,650 and $223 of other shutdown related costs. In 2002, the Company recorded a gain of $200 upon the sale of the intellectual property associated with Sweet Success. See discussion relating thereto in Note 4 of the Notes to the Consolidated Financial Statements.

The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this AnnualReport, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to NutriSystem, Inc. or its management, are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors.” Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K. Dollar amounts are stated in thousands, except share and per share data.

Background

NutriSystem provides weight management and fitness products and services. The NutriSystem diet program was originally developed by the Company’s predecessor businesses that operated through company-owned and franchised weight loss centers. Currently, there are no Company-operated centers and the Company terminated its last franchise agreements in 2003. There are 15 independent center-based distributors who operate without franchise agreements (“Case Distributors”). In 1998, the Company initiated a marketing program using independent commissioned representatives. In late 1999, the Company began selling directly to the consumer through the Internet and by telephone. In 2001, the Company began selling foods through QVC, a television shopping network. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (the “Field Sales” channel), Case Distributor weight loss centers (the “Case Distributor” channel) and QVC.

On December 2, 2004, NutriSystem Inc. acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell the NutriSystem diet program in their centers as independent commissioned representatives. NutriSystem purchased Slim and Tone for $1,000 in cash at closing, $450 paid into escrow and a seller note for $450 payable over 36 months. As of February 28, 2004, there are 120 Slim and Tone franchise centers opened and operating.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures, and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. NutriSystem became a publicly traded company in October 1999. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, the Company changed its name to NutriSystem, Inc.

In 2001, the Company discontinued sales of the Sweet Success line of diet meal replacement products it had acquired the year before.

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction. In 2004, HJM Holdings LLC distributed its NutriSystem shares to its partners and dissolved. Currently, no affiliated group owns more than 15% of the common stock of the Company.

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

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line in June 2001. In December 2002, the Company sold the intellectual property associated with Sweet Success. The sale of the Sweet Success intellectual property is reflected in the Consolidated Financial Statements as a discontinued operation.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles. The Company’s significant accounting policies are described in Note 2 of the Consolidated Financial Statements included in Item 8.

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

Impairment of Fixed Assets and Intangibles. Management continually assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of the Company. Future events could cause management to conclude that impairment indicators exist and the carrying values of fixed and intangible assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and intangible assets.

Income Taxes. NutriSystem experienced losses in 1999 and 2000. As a result, the Company has federal and state tax net operating loss (NOL) carryforwards of approximately $8,700 as of December 31, 2004. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the NOL’s are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

Currently, the Company is recording income taxes at a rate equal to the combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period. For the year ended December 31, 2003, the Company recorded an income tax benefit of $3,397 reflecting the elimination of the tax valuation allowance. For the year ended December 31, 2004, the Company recorded income tax expense of $680, which reflects an estimated annual effective tax rate of 40%.

Results of Operations

Revenues and expenses consist of the following components:

Revenues. Revenues consist primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions. Revenues for Slim and Tone consist primarily of franchise fees and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Royalties are paid monthly and recognized in the month the royalty is earned.

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, including the write-off of obsolete packaging and product, incoming and outgoing shipping costs, charge card discounts, packing material, compensation related to fulfillment and the costs of outside fulfillment. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenues also includes the fees paid to independent distributors and sales commissions. Cost of revenues for Slim and Tone consist of the costs incurred associated with the opening of a franchise center, including the cost of the exercise equipment, training costs, and promotional materials provided to the operators.

Marketing Expense. Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors and customer service personnel, facility expenses, web site development costs, professional service fees and other general corporate expenses.

New Program Development. New program development includes various costs charged by third parties associated with the creation of the Company’s NutriSystem Nourish diet program, including new package design costs and development of program specifications.

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

Overview of the Direct Channel

The Company began selling directly to consumers when it launched its web site on October 15, 1999. In 2004, the Direct channel represented 81% of the Company’s net revenues. For the Direct channel of distribution, the Company’s primary financial objectives are to generate growth while maintaining profit margins. The Company measures growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the Direct channel. Profit margins are measured in terms of gross margin (revenues less cost of revenues as a percentage of revenues) and total advertising and marketing expense as a percentage of revenues.

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

FINANCIAL AND OPERATING STATISTICS FOR THE DIRECT CHANNEL

(in thousands, except customer data)

	2004	2003	2002
Revenues	$30,798	$14,712	$16,127
Cost of revenues	15,414	7,642	8,028

Gross margin	$15,384	$7,070	$8,099
% of revenue	49.9%	48.1%	50.2%

Marketing	$7,537	$3,539	$1,263
% of revenue	24.5%	24.1%	7.8%

New customers
Program	48,377	16,744	19,579
Total	51,783	22,960	25,066

Marketing/new customer
Program	$156	$211	$65
Total	$146	$154	$50

New customer revenue/new customer
Program	$482	$467	$483
Total	$460	$381	$428

Direct revenues increased 109.3% from 2003 to 2004. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior year). From 2003 to 2004, the number of new customers acquired increased by 28,823 or 125.5%. The increase in new customers is primarily attributable to higher marketing spending; marketing increased 113.6% from 2003 to 2004. In terms of spending per new customer acquired, the effectiveness of the marketing spending also improved; overall marketing per new customer was $154 in 2003 and $146 in 2004. The Company increased marketing spending in 2004 as the spending became more effective.

From 2003 to 2004, revenues per new customer increased $79 or 20.7%. The increase is primarily a function of an increased emphasis on obtaining program new customers. For analytic purposes, the Company defines a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers that make an initial purchase of less than $100. In 2004, program new customers represented 93% of all new customers, while in 2003, these customers represented 73% of all new customers. In addition, program new customers acquired in 2004 generated more revenue in 2004 than the same customer group did in 2003. Finally, in 2004 a higher percentage of new customers were obtained in December, which implies more revenues from 2004 new customers will fall into the subsequent year than was the case in 2003.

Customers that initially purchased in a prior year contributed approximately $7,000 and $6,000 to revenues in 2004 and 2003, respectively.

Direct revenues decreased 8.8% from 2002 to 2003. From 2002 to 2003, the number of new customers acquired dropped by 2,106 or 8.4%. Low spending for advertising media over the course of 2002 and through August 2003 was the primary reason for a declining new customer count throughout this period. In September and October 2003, the Company increased spending for marketing media in selected markets, resulting in increased new customer counts in these markets. Overall, the new customer counts in the fourth quarter of 2003 were 48.7% higher than the same quarter of 2002.

From 2002 to 2003, revenues from each new customer acquired declined by $47 or 11.0%. The decline in revenues per new customer obtained in each year was triggered by two factors: a) market testing for a portion of 2003 that attracted more new customers that made an initial purchase of less than $100, and b) in 2003 a higher portion of the new customers were acquired later in the year. Customers with an initial purchase of less than $100 comprised 27.2% of all new customers in 2003 but only 21.9% of new customers in 2002; individuals that spend less than $100 tend to purchase “trials”, though the Company has had some success in converting these “trial size” customers into sustained program participants. The Company generated $467 and $484 per program new customer in 2003 and 2002, respectively. The Company had 16,744 and 19,579 program new customers in 2003 and 2002, respectively. Timing also affected sales per new customer. In 2003, a higher proportion of customers were generated late in the year. Customers acquired later in a calendar year have less time to contribute revenues within the calendar year.

Customers that initially purchased in a prior year contributed $6,000 and $5,400 to revenues in 2003 and 2002, respectively.

Direct gross margin increased from 48.1% in 2003 to 49.9% in 2004 primarily due to a charge in 2003 of $529 related to the write-off of obsolete old program product and packaging. The write-off also explains the decline in gross margins from 2002 to 2003.

Overview of Television Infomercial Distribution

In the second quarter of 2001, the Company began distribution of its proprietary prepackaged food through QVC, the shopping television network. In 2004, this channel represented 11% of the Company’s net revenue. On the QVC network, the Company reaches a large, incremental audience in a 50 minute, infomercial format that enables the Company to convey fully the benefits of the NutriSystem diet foods. QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. The Company generates a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $4,167, $4,617 and $7,376 for the years ended December 31, 2004, 2003 and 2002, respectively. Sales declined year over year because the Company aired fewer shows on QVC and sales per minute of air-time declined. During 2004, the Company and QVC did business without a contractual agreement.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased from $22,575 for the year ended December 31, 2003 to $37,996 for the year ended December 31, 2004. The revenue increase of $15,421, or 68.3%, resulted from increased Direct sales ($16,086) and the Field Sales channel ($129) plus the addition of the Slim and Tone division ($84), offset by decreased sales to QVC ($450) and Case Distributor ($428). In the year ended December 31, 2004, Direct accounted for 81% of total revenues, while QVC, Field Sales and Case Distributor revenues accounted for 11%, 5% and 3% of total revenues, respectively. In 2003, the comparable percents were 65%, 21%, 8% and 6%, respectively.

Costs and Expenses. Cost of revenues increased $6,742 from $14,870 to $21,612 for the years ended December 31, 2003 and 2004, respectively. Gross margin as a percent of revenues increased from 34.1% in 2003 to 43.1% in 2004. The increase in gross margin is primarily due to a mix shift toward the higher margin Direct channel, to higher pricing for the new NutriSystem Nourish program and to a $529 write-off of old program inventory and packaging recorded in cost of sales in 2003. Marketing expenses increased $4,009 from $3,539 to $7,548 for 2003 to 2004. Almost all marketing spending promoted the Direct business, and the increase in marketing is attributable to increased spending for advertising media ($3,175), public relations ($436), production of television advertising ($419) and payroll related to marketing and advertising ($231) offset by a decrease in market research and consulting ($252). Fourth quarter 2004 marketing expenses included about $800 in production and talent costs for an infomercial and short form television advertisements that were charged to expense when they first aired in late December. Fourth quarter 2003 results included $751 in marketing expenses associated with the launch of the NutriSystem Nourish program.

General and administrative expenses ($5,829 and $7,039 in 2003 and 2004, respectively) increased $1,210 attributable to higher costs associated with the increase in revenues, especially compensation ($973) and rent ($177). In general and administrative expenses in 2003, the Company recorded litigation expense related to the franchise lawsuit of $238, and $198 expense related to the Reno warehouse closing costs. Primarily in the fourth quarter of 2003, the Company incurred $599 in expenses associated with new program development in order to create the NutriSystem Nourish program. New program expenses include the new package design costs and development of program specifications. For the year ended December 31, 2003, the Company recorded a loss of $157, respectively, under the caption “Equity in losses of affiliate,” representing the Company’s investment in an affiliate. In 2004, the Company made no additional investments in the affiliate.

Interest Income. Interest income net of interest expense decreased $21 from $57 in 2003 to $36 in 2004 primarily due to lower interest rates on invested funds.

Income taxes. In 2004, the Company recorded $680 of income taxes due to the income for the reporting period. The effective tax rate in 2004 is 40%. In 2003, the Company recorded a $3,397 income tax benefit related to the recognition of deferred tax assets (see Note 11 of the Consolidated Financial Statements).

Net Income. From 2003 to 2004, net income increased by $207 from net income of $812 to net income of $1,019. The increase in net income in 2004 is primarily due to higher gross profit in 2004 versus 2003 resulting from increased revenue offset by a $3,397 income tax benefit recorded in 2003 versus income tax expense of $680 recorded in 2004.

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

Costs and Expenses. Cost of revenues decreased $2,785 from $17,655 to $14,870 for the years ended December 31, 2002 and 2003, respectively. Gross margin as a percent of revenues decreased from 36.0% in 2002 as compared to 34.1% in 2003. The decrease in gross margin is attributable to $529 write-off of old program inventory and packaging recorded in cost of sales. Marketing expenses increased $2,276 from $1,263 to $3,539 from 2002 to 2003. All marketing spending promoted the Direct, and the increase in marketing is attributable to increased spending for advertising media ($898), market research and consulting ($529), payroll related to marketing and advertising ($364), production of television advertising ($299) and Internet advertising ($186). Fourth quarter 2003 results included $751 in marketing expenses associated with the launch of the NutriSystem Nourish program.

General and administrative expenses ($5,902 and $5,829 in 2002 and 2003, respectively) decreased $73 attributable to lower costs associated with the decline in revenues, especially compensation, and reduced costs associated with the closing of the Reno warehouse in the first quarter of 2003, offset by increased professional fees and consulting fees. In general and administrative expenses, the Company recorded litigation expense related to the franchise lawsuit of $302 and $238 in 2002 and 2003, respectively, and $198 expense related to the Reno warehouse closing costs. Included in general and administrative costs in 2002 are $481 in severance relating to the Company’s former Chief Executive Officer and $175 in charges relating to discontinued packaging and products. Primarily in the fourth quarter of 2003, the Company incurred $599 in expenses associated with new program development in order to create the NutriSystem Nourish program. New program expenses include the new package design costs and development of program specifications. Other expense in 2002 of $100 represents the cost of settling an employment-related complaint filed by certain employees of the Company’s former facility in Reno. For the year ended December 31, 2002 and 2003, the Company recorded a loss of $143 and $157, respectively, under the caption “Equity in losses of affiliate,” representing the Company’s investment in an affiliate.

Interest Income. Interest income net of interest expense increased $16 from $41 in 2002 to $57 in 2003 primarily due to interest earned on higher cash balances.

Income taxes. In 2003, the Company recorded a $3,397 income tax benefit related to the recognition of deferred tax assets (see Note 11 of the Consolidated Financial Statements).

Net Income. From 2002 to 2003, net income decreased by $1,599 from net income of $2,411 to net income of $812. The decrease in net income in 2003 is primarily due to lower revenues, increased marketing expense and costs associated with the development of a new program. These high costs were fully offset by an income tax benefit recorded in 2003.

Contractual Obligations and Commercial Commitments

Following is a summary of contractual obligations of the Company. The Company has no other commercial commitments.

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Note payable	$450	$150	$300	$—	$—
Operating leases	$4,077	$794	$1,646	$1,637	$—

	$4,527	$944	$1,946	$1,637	$—

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225 for each employee per year and other fringe benefits and payments upon termination.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2004, the Company had net working capital of $5,100, a decrease of $564 from the $5,664 net working capital balance at December 31, 2003. Cash and cash equivalents at December 31, 2004 were $4,201, an increase of $1,517 from the balance of $2,684 at December 31, 2003. The Company’s principal source of liquidity during this period was cash flow from operations. At December 31, 2004, the Company had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, the Company has a seller note obligation of $408 at the end of 2004. The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2004, the Company generated a cash flow of $2,795 from operations, an increase of $4,715 from the negative cash flow from operations of $1,920 at December 31, 2003. The increase in cash flow from operations is attributable to net income adjusted for non-cash charges, which provides most of the operating cash flow. Net income adjusted for non-cash items was $2,291 in 2004 versus a negative $1,833 in 2003. Net changes in operating assets and liabilities also increased cash flow from operations by $504 in 2004; in 2003, net changes in operating assets and liabilities reduced cash flow from operations by $87.

In the year ended December 31, 2004, net cash used in investing activities was $2,250, which primarily consisted of the acquisition of Slim and Tone, LLC ($1,562) (see Note 3 of the Consolidated Financial Statements) and net capital expenditures ($688) incurred to increase web site capacity, fulfillment operations, leasehold improvements related to the relocation of home office.

In the year ended December 31, 2004, net cash provided by financing activities was $972, representing proceeds from the exercise of stock options and warrants.

The Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. Through December 31, 2004, the Company had repurchased a total of 2,760,291 shares under the repurchase program, with the last purchase occurring in June of 2003.

As of December 31, 2004, the Company’s principal commitments consisted of obligations under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional offerings of equity securities or debt financing. Based on the Company’s ability to generate earnings in 2004, the variable nature of a portion of the Company’s expenditures, the cash balance at December 31, 2004 and management’s belief that additional equity financing, if required, can be raised, management believes that the Company has the ability to continue operations into 2006. However, there can be no assurance that the Company will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

Factors Affecting Business and Prospects

The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors, many of which are outside its control.

Inflation

The Company’s Consolidated Financial Statements are presented on a historical cost basis and do not fully reflect the impact of prior years’ inflation. While the U.S. inflation rate has been modest for several years, inflation issues may impact business in the future. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees; but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation, that the Company currently uses. The Company is required to adopt Statement No. 123R beginning in the third quarter of 2005. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount the Company records as compensation expense in 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not hold any investments in market risk sensitive instruments. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. The Company does not have any funded debt outstanding at December 31, 2004, and its cash and cash equivalents of $4,201 are maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on the Company’s operating results and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 26 through 43 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of December 31, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Statement of Corporate Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Statement of Corporate Ethics and Code of Business Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements which begins on page 26 of this Annual Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 45 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited the 2004 and 2003 consolidated financial statements of NutriSystem, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the management of NutriSystem, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/S/ KPMG LLP

Philadelphia, Pennsylvania

February 16, 2005

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,201	$2,684
Restricted cash	—	250
Trade receivables	1,028	448
Inventories	3,679	4,524
Deferred income taxes	421	1,716
Other current assets	1,149	437

Total current assets	10,478	10,059

FIXED ASSETS, net	1,197	753
IDENTIFIABLE INTANGIBLE ASSETS	1,615	—
GOODWILL	465	—
DEFERRED INCOME TAXES	3,938	2,753
OTHER ASSETS	132	123

	$17,825	$13,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of note payable	$136	$—
Accounts payable	4,359	3,531
Accrued payroll and related benefits	368	189
Deferred revenue	311	13
Other current liabilities	204	662

Total current liabilities	5,378	4,395
NOTE PAYABLE AND OTHER	272	2

Total liabilities	5,650	4,397

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 30,132,860 at December 31, 2004 and 28,511,021 at December 31, 2003)	30	28
Additional paid-in capital	33,378	31,238
Warrants	—	277
Accumulated deficit	(21,233)	(22,252)

Total stockholders’ equity	12,175	9,291

	$17,825	$13,688

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31
	2004	2003	2002
NET REVENUES	$37,996	$22,575	$27,569

COSTS AND EXPENSES:
Cost of revenues	21,612	14,870	17,655
Marketing	7,548	3,539	1,263
General and administrative	7,039	5,829	5,902
New program development	—	599	—
Depreciation and amortization	268	223	336

Total costs and expenses	36,467	25,060	25,156

Operating income (loss) from continuing operations	1,529	(2,485)	2,413

OTHER INCOME (LOSS)	134	—	(100)
EQUITY IN LOSSES OF AFFILIATE	—	(157)	(143)
INTEREST INCOME, net	36	57	41

Income (loss) before income taxes and discontinued operation	1,699	(2,585)	2,211

INCOME TAXES	680	(3,397)	—

Income before discontinued operation	1,019	812	2,211

DISCONTINUED OPERATION (Note 4):
Gain on disposal	—	—	200

Net income	$1,019	$812	$2,411

BASIC AND DILUTED INCOME PER SHARE:
Continuing operations	$0.03	$0.03	$0.08
Disposal of discontinued operation	—	—	0.01

	$0.03	$0.03	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,206	26,733	26,475
Diluted	31,842	27,064	26,917

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Treasury Stock	Total
BALANCE, January 1, 2002	27,065,394	$29	$29,333	$324	$(25,475)	$(723)	$3,488
Net income	—	—	—	—	2,411	—	2,411
Stock-based costs	—	—	37	—	—	—	37
Exercise of stock options	23,334	—	8	—	—	—	8
Purchase of treasury stock	(869,791)	—	—	—	—	(695)	(695)
Retirement of treasury stock	—	(3)	(1,415)	—	—	1,418	—

BALANCE, December 31, 2002	26,218,937	26	27,963	324	(23,064)	—	5,249
Net income	—	—	—	—	812	—	812
Stock-based costs	41,000	—	220	—	—	—	220
Exercise of stock options	127,666	—	43	—	—	—	43
Exercise of warrants	43,518	—	47	(47)	—	—	—
Sale of common stock	2,300,000	2	2,298	—	—	—	2,300
Purchase of treasury stock	(220,100)	—	—	—	—	(123)	(123)
Retirement of treasury stock	—	—	(123)	—	—	123	—
Recognition of previously reserved deferred tax asset	—	—	790	—	—	—	790

BALANCE, December 31, 2003	28,511,021	28	31,238	277	(22,252)	—	9,291
Net income	—	—	—	—	1,019	—	1,019
Stock-based costs	108,500	—	322	—	—	—	322
Exercise of stock options	982,159	1	586	—	—	—	587
Exercise of warrants	531,180	1	661	(277)	—	—	385
Tax benefit from stock option exercises	—	—	571	—	—	—	571

BALANCE, December 31, 2004	30,132,860	$30	$33,378	$—	$(21,233)	$—	$12,175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,019	$812	$2,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Gain on disposal of discontinued operation	—	—	(200)
Net cash from discontinued operation	—	—	45
Equity in losses of affiliate	—	157	143
Depreciation and amortization	268	223	336
Deferred tax benefit	110	(3,397)	—
Loss on disposal of fixed assets	—	152	—
Stock–based costs	322	220	37
Tax benefit from stock option exercises	571	—	—
Imputed interest expense	1	—	—
Changes in operating assets and liabilities excluding effects of acquisition-
Restricted cash	250	75	203
Trade receivables	(580)	(47)	(129)
Inventories	845	(1,639)	(127)
Other assets	(585)	198	(140)
Accounts payable	828	1,946	(761)
Accrued payroll and related benefits	179	47	29
Deferred revenue	27	(493)	506
Other liabilities	(460)	(174)	560

Net cash provided by (used in) operating activities	2,795	(1,920)	2,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(688)	(528)	(84)
Cash paid for acquisition of a business	(1,562)	—	—
Investment in affiliates	—	(93)	(155)

Net cash used in investing activities	(2,250)	(621)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	2,300	—
Exercise of stock options and warrants	972	25	8
Treasury stock purchases, at cost	—	(105)	(695)
Repayment of non-current liabilities	—	—	(100)

Net cash provided by (used in) financing activities	972	2,220	(787)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,517	(321)	1,887
CASH AND CASH EQUIVALENTS, beginning of year	2,684	3,005	1,118

CASH AND CASH EQUIVALENTS, end of year	$4,201	$2,684	$3,005

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (The “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are now sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (the “Field Sales” channel), through 15 independent center-based distributors (the “Case Distributor” channel) and through QVC, a television shopping network.

On December 2, 2004, the Company acquired Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers (see Note 3). Slim and Tone franchisees now sell the NutriSystem diet program in their centers as independent commissioned representatives. As of February 28, 2004, there are approximately 120 Slim and Tone franchise centers currently open and operating.

In December 2002, HJM Holdings LLC and NewSpring Ventures, L.P. collectively acquired 58.4% of the outstanding shares of common stock from existing stockholders effecting a change in control of the Company. The Company was not a party to the transaction. In 2004, HJM Holdings LLC distributed its NutriSystem shares to its partners and dissolved. Currently, no affiliated group owns more than 15% of the common stock of the Company.

Since the NutriSystem businesses began in 1972, the businesses have operated in various organizational and legal structures, and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. NutriSystem became a publicly traded company in October 1999. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, the Company changed its name to NutriSystem, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months of less when purchased to be cash equivalents for the purpose of determining cash flow. Cash and cash equivalents include cash on hand, cash in bank, money market investments and a certificate of deposit.

Restricted Cash

In 2003, restricted cash represents minimum cash deposited in banks required under certain vendor arrangements. The restrictions were eliminated in 2004.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse, outside fulfillment locations or in a QVC distribution center (see Revenue Recognition below). Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Slim and Tone in December 2004. Identifiable intangible assets represent trade names and trademarks, customer relationships, procedural manuals and covenants not to compete acquired in the transaction. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of Slim and Tone. The Company does not amortize trade names, trademarks and goodwill due to their indefinite life, but management reviews these assets at least annually for impairment. The other identifiable intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives (see Note 6).

Investment Carried Under the Equity Method

The Company has invested $93 in 2003 and $155 in 2002 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), a start up company formed to provide diet and fitness programs in center locations. There were no additional investments made in 2004. In addition to the cash investments, the Company has provided indemnifications to certain affiliates of Imagine amounting to $52 at December 31, 2003 and 2004. For the years ended December 31, 2003 and 2002, the Company recorded losses of $157 and $143, respectively, in the statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. As of December 31, 2004, the Company had no commitment to make further investments in Imagine. A liability of $52 at December 31, 2004 and 2003 is included in “Other current liabilities” in the accompanying consolidated balance sheets.

Valuation of Long-Lived Assets

Management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the Company’s long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2004 and 2003, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues for food sales are recognized when the related products are shipped to the end-consumer or to Case Distributors. In 2003, QVC distributed the Company’s products to QVC customers. In other periods, the Company shipped products sold through QVC directly to the consumer. Revenues for products distributed through QVC are recognized when the products are shipped to the end-consumer. Product inventory held by QVC were carried in the Company’s inventories and payments received from QVC in advance of shipments to the end-consumer were recorded as deferred revenue in the 2003 consolidated balance sheet.

Revenues for Slim and Tone consist primarily of franchise fees and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue in the 2004 consolidated balance sheet. Royalties are paid monthly and recognized in the month the royalty was earned.

Revenues from pre-packaged food sales include amounts billed for shipping and handling, and are presented net of returns (see Note 17) and free food products provided to consumers. Revenues from shipping and handling charges were $401, $359, and $361 in 2004, 2003 and 2002, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At December 31, 2004 and 2003, $253 and $90, respectively, of prepaid advertising is included in prepaid expenses. Media expense was $5,274, $2,099 and $1,014 in 2004, 2003 and 2002, respectively.

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

At December 31, 2002, deferred tax assets were offset by a full valuation allowance. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years and projected level of profits that recognition of deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated and a deferred tax asset and a deferred tax liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations (see Note 11).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments. The carrying amount of the note payable approximates the fair value as the Company recently issued the note on December 2, 2004.

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

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Year Ended December 31
	2004	2003	2002
Net income:
As reported	$1,019	$812	$2,411

Add stock-based employee compensation expense included in reported net income, net of tax	—	—	20
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(728)	(493)	(446)

Pro forma	$291	$319	$1,985

Basic net income per share:
As reported	$0.03	$0.03	$0.09

Pro forma	$0.01	$0.01	$0.08

Diluted net income per share:
As reported	$0.03	$0.03	$0.09

Pro forma	$0.01	$0.01	$0.07

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	122.2%	103.9%	94.7%
Risk-free interest rate	3.86%	2.29%	4.80%
Expected life (in years)	5.6	6.2	5.3

The weighted average fair value of the options issued in 2004, 2003 and 2002 was $2.08, $0.54 and $0.33, respectively.

Cash Flow Information

The Company made payments for income taxes of $40, $35 and $6 in 2004, 2003 and 2002, respectively. Payments for interest were $2, $1, and $37 in 2004, 2003 and 2002, respectively.

In connection with the acquisition of Slim and Tone (see Notes 1 and 3), the Company issued a $450 note payable to the seller.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees; but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation, that the Company currently uses. The Company is required to adopt Statement No. 123R beginning in the third quarter of 2005. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount the Company records as compensation expense in 2005.

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

Reclassifications

Beginning with the second quarter of 2004, the Company reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on Direct sales from general and administrative expenses to cost of revenues. At the same time, the Company reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenues. Prior year and interim quarter amounts have been reclassified to conform to the current period presentation.

3. ACQUISITION

On December 2, 2004, the Company acquired Slim and Tone to unite diet and exercise for successful weight loss. The purchase price consists of $1,000 cash payment to the seller at closing, a $450 deposit into an escrow account for the benefit of the seller and a seller note for $450 (see Note 8). The acquisition was accounted for under the purchase method of accounting and the operating results of the acquired business have been included in the consolidated statements of operations and cash flows from the acquisition date through December 31, 2004. Revenues and operating costs of Slim and Tone for this period were $84 and $125, respectively.

A summary of the allocation of the purchase price to the net assets acquired is as follows:

Purchase price:

Cash paid for acquisition, net of cash acquired of $38	$1,412
Note payable to seller, net of discount	407
Transaction costs	150

$1,969

Purchase price allocation:

Prepaid expenses	$134
Fixed assets	15
Identifiable intangible assets	1,624
Goodwill	465
Security deposit	2
Deferred revenue	(271)

$1,969

4. DISCONTINUED OPERATION

As a result of a determination made in December 2000, the Company discontinued sales of the Sweet Success product line by June 30, 2001. The results of the Sweet Success product line have been reported separately as a discontinued operation in the Company’s Consolidated Financial Statements. In December 2002, the Company sold the intellectual property associated with Sweet Success for $150 cash, a $50 promissory note due, deferred payments based on sales achieved by the buyer and a warrant to purchase equity of the buyer. The Company recorded a gain of $200 from the transaction. The deferred payments and value of the warrant are not expected to provide significant economic benefit to the Company.

5. FIXED ASSETS

Fixed assets consist of the following:

	December 31
	2004	2003
Furniture and fixtures	$225	$162
Equipment	1,632	1,220
Leasehold improvements	594	384

	2,451	1,766
Accumulated depreciation	(1,254)	(1,013)

	$1,197	$753

Depreciation expense was $259, $223 and $336 in 2004, 2003 and 2002, respectively.

6. IDENTIFIABLE INTANTIBLE ASSETS

The Company recorded the following identifiable intangible assets in connection with the acquisition of Slim and Tone (see Note 3).

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Book Value
Amortizable intangible assets

Customer relationships	10.0 years	$580	$6	$574
Procedures manuals	1.5 years	120	3	117
Covenant not to compete	2.0 years	4	—	4

		704	9	695
Non-amortizable intangible assets

Trade Name/ Trademark		920	—	920

		$1,624	$9	$1,615

The identifiable intangible assets are amortized over the above noted periods on a straight line basis other than customer relationships, which is amortized based on the estimated timing of the value obtained (under which the majority of the amortization expense will be recognized in the first two years of service). Amortization expense for the period from the acquisition date through December 31, 2004 is $9. Estimated amortization expense for the amortizable intangible assets for the next five years is $253 in 2005, $166 in 2006, $96 in 2007, $65 in 2008 and $44 in 2009.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
	2004	2003
Accrued packaging costs	$50	$274
Severance accrual	—	246
Compensation (see Note 12)	100	85
Indemnifications of Imagine Weight Loss Center	52	52
Other	2	5

	$204	$662

The accrued packaging costs represents remaining payments related to the costs associated with the development of new packaging as well as any remaining packaging that has been discontinued due to the introduction of the new product line. The severance accrual represents the current portion of future payments to a former executive of the Company, while the compensation liability represents the value of common stock granted to the Board of Directors at December 31, 2004 and 2003 but the stock was not yet issued. The Company has provided indemnifications to certain affiliates of Imagine Weight Loss Center amounting to $52 at December 31, 2004 and 2003 (see Note 2).

8. NOTE PAYABLE

In connection with the acquisition of Slim and Tone (see Notes 1 and 3), the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $1 from the acquisition date through December 31, 2004. Under the terms of the note agreement, the Company will make a payment of $150 on December 31, 2005, 2006 and 2007. The seller is now an employee of the Company.

9. COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to six years. The corporate headquarters has an option to renew for an additional two year period Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more years, consist of the following at December 31, 2004:

2005	$794
2006	829
2007	817
2008	842
2009	795

$4,077

Total rent expense for 2004, 2003 and 2002 was $663, $485 and $624, respectively.

The Company is involved in certain various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225 for each employee per year and other fringe benefits and payments upon termination.

10. CAPITAL STOCK

Common Stock

In 2002, the Company issued 23,334 shares of common stock upon the exercise of stock options. In 2003, the Company issued 2,512,184 shares of common stock, 2,300,000 shares of common stock in a private placement and 127,666 shares upon the exercise of stock options and received proceeds of $2,300 and $25, respectively. The Company also issued 41,000 shares of common stock as compensation to certain consultants and spokespersons per their contract and 43,518 shares upon the cashless exercise of warrants. In 2004, the Company issued 982,159 shares of common stock upon the exercise of stock options and received proceeds of $587 and 108,500 shares of common stock as compensation to certain consultants and spokespersons per their contract. The Company also issued 531,180 shares of common stock upon exercise of common stock warrants and received proceeds of $385.

Treasury stock is accounted for using the cost method. During 2002, the Company repurchased 869,791 shares of common stock for an aggregate cost of $695 (an average price of $0.80 per share). In 2003, the Company purchased 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). To date, all treasury stock has been retired. Management has been authorized to repurchase up to 5,000,000 shares of common stock, and through December 31, 2004 a total of 2,760,291 shares have been repurchased.

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

11. INCOME TAXES

Income taxes consist of the following:

	Year Ended December 31
	2004	2003	2002
Current	$—	$—	$—
Deferred	680	(1,173)	966
Change in deferred valuation allowance	—	(2,224)	(966)

	$680	$(3,397)	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	6.0	(6.0)	6.0
Change in deferred tax valuation allowance	—	(91.4)	(40.0)

	40.0%	(131.4)%	—%

The Company recognized a deferred tax asset of $571 in 2004 from the exercise of non-qualified stock options and exercise of certain incentive stock options and disposition of shares.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31
	2004	2003
Deferred tax asset-
Reserves and accruals	$129	$364
Goodwill	428	472
Net operating loss carryforward	3,486	3,279
Other	339	377

	4,382	4,492

Deferred tax liability-
Property and equipment	(23)	(23)

	$4,359	$4,469

At December 31, 2004, the Company had net operating loss carryforwards of approximately $8,700 for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014. Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was eliminated, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded. A portion of the deferred tax asset recognized arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction the Company eliminated $290 of goodwill and credited equity by $790. Management continues to believe that the deferred tax assets are realizable at December 31, 2004 and 2003 based on the projected operating results of the Company.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2004, 2003 and 2002 is below the annual limitation.

12. STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has two stock option plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan, under which options to purchase shares of the Company’s common stock can be granted to key employees. Currently, 1,000,000 and 5,100,000 shares of common stock may be issued pursuant to the 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan, respectively. At December 31, 2004, options to purchase 651,001 shares were available for grant under these plans. These options could be either incentive stock options or nonqualified stock options.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which a variety of equity investments are offered including nonqualified stock options to purchase shares of the Company’s common stock or shares of common stock can be granted to non-employee directors and consultants to the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to the Director Plan. At December 31, 2004, 659,500 shares were available for grant under this plan.

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

The following table summarizes the options granted, exercised and cancelled in 2002, 2003 and 2004:

	Number of Shares	Average Exercise Price
Outstanding, January 1, 2001	2,679,834	2.01
Granted	210,000	0.44
Exercised	(23,334)	0.38
Cancelled	(410,000)	1.90

Outstanding, December 31, 2002	2,456,500	1.91
Granted	2,866,000	0.74
Exercised	(127,666)	0.46
Cancelled	(357,667)	3.72

Outstanding, December 31, 2003	4,837,167	1.12
Granted	1,481,834	2.39
Exercised	(982,159)	0.60
Cancelled	(198,666)	1.81

Outstanding, December 31, 2004	5,138,176	1.56

The following table summarizes information about stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price
$0.33 - $0.49	567,921	6.7	$0.37
$0.50 - $0.99	2,035,755	8.3	$0.61
$1.00 - $1.99	1,018,166	6.8	$1.54
$2.00 - $2.99	1,304,334	9.3	$2.58
$3.00 - $6.99	155,000	5.3	$5.52
$7.00 - $13.99	57,000	5.5	$13.50

	5,138,176

At December 31, 2004, 2003 and 2002, options to purchase 2,324,755, 2,186,742, and 1,445,889 shares were exercisable with a weighted-average exercise price of $1.64, $1.65 and $2.20 per share, respectively.

In 1999, the Company issued 200,000 options to an employee which have an exercise price below the fair value on the date of grant. Compensation expense was recognized over the vesting period of the options and $20 of expense associated with these options was recorded in 2002. At December 31, 2002, compensation costs related to these options was fully amortized to expense.

In 2003, an employee exercised options to purchase 50,000 shares of common stock ($18,500 total exercise price) by tending 28,462 shares of common stock previously held.

The Company issued 33,333 and 330,666 stock options to non-employees in 2004 and 2003, respectively, in addition to stock options granted in prior years. These options vest over various periods and resulted in compensation expense of $102, $159 and $17 in 2004, 2003 and 2002, respectively. Compensation costs for these stock options relate to general and administrative expenses. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2004	2003
Dividend yield	None	None
Expected volatility	70.0%	70.0%
Risk-free interest rate	1.7%-3.2%	4.80%
Contract life (in years)	0.25-2.5	0.5-10.0

In 2004 and 2003, the Company authorized the issuance of 35,000 and 50,000 shares of common stock as compensation to the Board of Directors resulting in a $100 and $85 stock-based compensation expense, respectively. These shares were charged to expense in 2004 and 2003 when authorized, but issued in the subsequent year. In addition, in 2004 and 2003 the Company issued a total of 58,500 and 41,000 shares of common stock, respectively, to non-employees for services. The value of the shares issued is $135 and $79 in 2004 and 2003, respectively. The stock-based compensation costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2004, 6,448,677 shares of common stock are reserved for the exercise of stock options.

Common Stock Warrants

In return for services provided in connection with a private placement completed in 1999, the placement agent received warrants to purchase 743,740 common shares at $1.00 per share. The fair value of the warrants of $344, computed using the Black-Scholes option pricing model, was recorded as a reduction of the proceeds from the offering. In 2003, 43,518 common shares were issued upon the cashless exercise of 100,000 warrants. In 2004, 531,180 common shares were issued upon the cashless exercise of 208,790 warrants and $385 proceeds were received for the remaining warrants exercised. All remaining warrants expired on September 30, 2004.

13. RELATED PARTY TRANSACTIONS

In connection with the acquisition of Slim and Tone (see Note 3), the Company issued a note payable of $450 to the seller (see Note 8). The seller is now an employee of the Company.

During 2002, the Company purchased $478 of food from a vendor that is an affiliate of a former member of the Board of Directors.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 4% for 2004 and 2003 of the employee’s annual salary and 3% in 2002. Employees vest immediately in their contributions and the Company contribution. The Company’s contributions in 2004, 2003 and 2002 were $137, $106 and $63, respectively.

15. EARNINGS PER SHARE

The following table presents the amounts used in computing earnings per share and the effect on weighted average number of shares for dilutive common stock equivalents.

	Year Ended December 31
	2004	2003	2002
Weighted average number of shares used in computing basic earnings per share	29,206	26,733	26,475
Dilutive effect of stock options and warrants	2,636	331	442

Weighted average number of shares used in computing diluted earnings per share	31,842	27,064	26,917

In 2004, 2003 and 2002, common stock equivalents from stock options representing 1,290,334, 750,666 and 1,270,500 shares of common stock, respectively, were excluded from weighted average shares for diluted income per share purposes since the effect of including would be anti-dilutive. In addition, outstanding warrants to purchase 698,740 shares of common stock in 2002 were also excluded as the effect of including would be anti-dilutive.

16. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2004:
Revenues	$13,282	$9,179	$7,655	$7,880	$37,996
Income (loss) before income taxes	$1,242	$1,263	$201	$(1,007)	$1,699
Net income (loss)	$745	$758	$121	$(605)	$1,019
Income (loss) per basic share	$0.03	$0.03	$0.00	$(0.02)	$0.03

Income (loss) per diluted share	$0.02	$0.02	$0.00	$(0.02)	$0.03
2003:
Revenues	$7,196	$6,315	$4,866	$4,198	$22,575
Income (loss) before income taxes	$651	$211	$(376)	$(3,071)	$(2,585)
Net income (loss)	$651	$2,098	$(225)	$(1,712)	$812
Income (loss) per basic and diluted share	$0.02	$0.08	$(0.01)	$(0.06)	$0.03

17. RETURNS RESERVE

Following is an analysis for the returns reserve for 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
Balance at beginning of year	$71	$26	$22
Provision for estimated returns	2,164	822	1,037
Actual returns	(2,096)	(777)	(1,033)

Balance at end of year	$139	$71	$26

The provision for estimated returns and actual returns increased in 2004 due to the higher level of new customers.

INDEX TO EXHIBITS

No.	Description
*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce)

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*3.1	Certificate of Incorporation of nutrisystem.com inc.

*3.2	By-laws of nutrisystem.com inc.

*4.1	Form of Common Stock certificate of nutrisystem.com inc.

*4.2	Form of warrant to purchase Common Stock of nutrisystem.com inc.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

*10.3	Form of Nutri/System L.P. Franchise Agreement

*10.4	Form of NutriSystem Direct, L.L.C. Distributor Agreement

*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

	No.	Description

**	10.14	Asset Purchase Agreement dated as of August 25, 2000 between nutrisystem.com inc. and Nestle USA, Inc. and related agreements.

##	10.15	Agreement dated as of September 6, 2001 between Nutri/System, Inc. and QVC, Inc. and related exhibit.

###	10.16	Agreement dated as of October 21, 2003 between NutriSystem, Inc. and GT Merchandising & Licensing LLC.

#	10.17	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company

#	10.18	2000 Equity Incentive Plan of the Company

****	10.19	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

	10.20	Membership Interest Purchase Agreement dated as of December 2, 2004 between NutriSystem Inc. and Slim and Tone, LLC. and related agreements.

####	10.21	Employment Agreement dated December 22, 2004 between George Jankovic, the Company’s President and Chief Operating Officer and NutriSystem Inc.

***	21.1	Subsidiaries of nutrisystem.com inc.

	23.1	Consent of KPMG LLP

	31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 000-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on October 24, 2000 (file number 000-28551).
***	Incorporated by reference to the designated exhibit of Amendment No. 2 of the Company’s Registration Statement on Form 10 filed on March 8, 2000 (file number 000-28551).
****	Incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004 (file number 0-28551).
#	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
##	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 18, 2001 (file number 000-28551).
###	Incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 4, 2003 (file number 0-28551).
####	Incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 22, 2004 (file number 000-28551).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/S/ Michael J. Hagan
Michael J. Hagan, Chairman
of the Board and Chief Executive Officer

Dated: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ MICHAEL J. HAGAN	March 28, 2005
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/S/ JAMES D. BROWN	March 28, 2005
James D. Brown
Chief Financial Officer and Principal Accounting Officer

BY:	/S/ DJORDJE (GEORGE) JANKOVIC	March 28, 2005
Djordje (George) Jankovic
President, Chief Operating Officer and Director

BY:	/S/ IAN J. BERG	March 28, 2005
Ian J. Berg
Director

BY:	/S/ MICHAEL DIPIANO	March 28, 2005
Michael DiPiano
Director

BY:	/S/ WARREN V. (PETE) MUSSER	March 28, 2005
Warren V. (Pete) Musser
Director

BY:	/S/ BRIAN P. TIERNEY	March 28, 2005
Brian P. Tierney
Director

BY:	/S/ STEPHEN T. ZARRILLI	March 28, 2005
Stephen T. Zarrilli
Director