Form 10-Q
period 2005-03-31
NUTRI SYSTEM INC /DE/
filed 2005-05-13
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2005:

Common Stock, $.001 par value	31,210,207 shares

NutriSystem, Inc.

2

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,142	$4,201
Trade receivables	3,781	1,028
Inventories	6,525	3,679
Deferred income taxes	421	421
Other current assets	1,425	1,149

Total current assets	21,294	10,478

FIXED ASSETS, net	1,425	1,197
IDENTIFIABLE INTANGIBLE ASSETS, net	1,539	1,615
GOODWILL	465	465
DEFERRED INCOME TAXES	2,665	3,938
OTHER ASSETS	150	132

	$27,538	$17,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of note payable	$136	$136
Accounts payable	9,206	4,359
Accrued payroll and related benefits	690	368
Deferred revenue	232	311
Other current liabilities	63	204

Total current liabilities	10,327	5,378

NOTE PAYABLE	277	272

Total liabilities	10,604	5,650

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 30,807,527 at March 31, 2005 and 30,132,860 at December 31, 2004)	31	30
Additional paid-in capital	34,908	33,378
Accumulated deficit	(18,005)	(21,233)

Total stockholders’ equity	16,934	12,175

	$27,538	$17,825

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
NET REVENUES	$37,428	$13,282

COSTS AND EXPENSES:
Cost of revenues	20,473	7,559
Marketing	8,068	2,670
General and administrative	3,337	1,750
Depreciation and amortization	172	64

Total costs and expenses	32,050	12,043

Operating income	5,378	1,239

INTEREST INCOME, net	2	3

Income before income taxes	5,380	1,242

INCOME TAXES	2,152	497

Net income	$3,228	$745

BASIC INCOME PER SHARE	$0.11	$0.03

DILUTED INCOME PER SHARE	$0.10	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	30,386	28,642
Diluted	33,341	32,094

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,228	$745
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	172	64
Deferred tax benefit	1,273	497
Stock-based costs	103	199
Tax benefit from stock option exercises	879	—
Imputed interest expense	5	—
Changes in operating assets and liabilities-
Restricted cash	—	250
Trade receivables	(2,753)	(688)
Inventories	(2,846)	1,719
Other assets	(294)	46
Accounts payable	4,847	(1,395)
Accrued payroll and related benefits	322	329
Deferred revenue	(79)	(13)
Other current liabilities	(141)	(379)

Net cash provided by operating activities	4,716	1,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(324)	(96)

Net cash used in investing activities	(324)	(96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	549	228

Net cash provided by financing activities	549	228

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,941	1,506

CASH AND CASH EQUIVALENTS, beginning of period	4,201	2,684

CASH AND CASH EQUIVALENTS, end of period	$9,142	$4,190

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone (the “Direct” channel) and through independent commissioned representatives (the “Field Sales” channel), through 14 independent center-based distributors (the “Case Distributor” channel) and through QVC, a television shopping network.

On December 2, 2004, the Company acquired Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell NutriSystem’s diet program in their centers as independent commissioned representatives. As of April 30, 2005, there were 121 Slim and Tone franchise centers currently open and operating.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months of less when purchased to be cash equivalents for the purpose of determining cash flow. Cash and cash equivalents include cash on hand, cash in bank, money market investments and a certificate of deposit.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Slim and Tone in December 2004. Identifiable intangible assets represent trade names and trademarks, customer relationships, procedural manuals and covenants not to compete acquired in the transaction. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of Slim and Tone. The Company does not amortize trade names, trademarks and goodwill due to their indefinite life, but management reviews these assets at least annually for impairment. The other identifiable intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2005 and December 31, 2004, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenues for food sales are recognized when the related products are shipped to the end-consumer or to Case Distributors.

Revenues for Slim and Tone consist primarily of franchise fees and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Revenues from pre-packaged food sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues from shipping and handling charges were $212,000 and $136,000 for the three months ended March 31, 2005 and 2004, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At March 31, 2005 and December 31, 2004, $349,000 and $253,000, respectively, of prepaid advertising was included in prepaid expenses. Media expense was $7.4 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively.

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

For the three months ended March 31, 2005 and 2004, diluted net income per common share reflects the potential dilution from the exercise of outstanding options and warrants into common stock. For the three months ended March 31, 2005 and 2004, common stock equivalents representing 212,000 and 310,334 shares of common stock, respectively, were excluded from weighted average shares for diluted net income per share purposes since the effect would be anti-dilutive.

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

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$3,228	$745
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(216)	(75)

Pro forma	$3,012	$670

Basic net income per share:
As reported	$0.11	$0.03

Pro forma	$0.10	$0.02

Diluted net income per share:
As reported	$0.10	$0.02

Pro forma	$0.10	$0.02

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility	120.9%	98.6%
Risk-free interest rate	4.0%	3.3%
Expected life (in years)	5.6	6.1

The weighted average fair value of the options issued in the three months ended March 31, 2005 and 2004, were $2.55 and $1.44, respectively.

Cash Flow Information

The Company made no payments for income taxes and minimal interest payments for the three months ended March 31, 2005 and 2004, respectively.

In connection with the acquisition of Slim and Tone (see Notes 1 and 4), the Company issued a $450,000 note payable to the seller.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees; but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation, that the Company currently uses. The Company is required to adopt Statement No. 123R beginning in 2006. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount the Company records as compensation expense in 2006 and thereafter.

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

Reclassifications

Beginning with the second quarter of 2004, the Company reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on Direct sales from general and administrative expenses to cost of revenues. At the same time, the Company reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenues. The March 31, 2004 interim quarter amounts have been reclassified to conform to the current presentation.

3. CAPITAL STOCK

Common Stock

The Company issued 638,167 and 266,666 shares of common stock in the first quarter of 2005 and 2004, respectively, upon the exercise of common stock options and received proceeds of $549,000 and $184,000. Also, in the first quarter of 2005 and 2004, respectively, the Company issued 36,500 and 61,000 shares of common stock and common stock options as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $103,000 and $199,000 for the respective quarters. In the three months ended March 31, 2004, the Company issued 113,222 shares of common stock upon the exercise of common stock warrants and received proceeds of $44,000.

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

4. NOTE PAYABLE

In connection with the acquisition of Slim and Tone (see Note 1), the Company issued a $450,000 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43,000 computed at a 5.2% interest rate. Amortization of the note discount was nominal from the acquisition date through March 31, 2005. Under the terms of the note agreement, the Company will make equal annual payments on December 31, 2005, 2006 and 2007. The seller is now an employee of the Company.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225,000 for each employee per year and other fringe benefits and payments upon termination.

6. INCOME TAXES

At March 31, 2005, the Company had net operating loss carryforwards of approximately $5.5 million for federal and state tax purposes. As a result of a change of control transaction which occurred in December 2002, approximately $2.0 million of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014.

The Company recorded income tax expense in the quarters ended March 31, 2005 and 2004 at the estimated annual effective tax rate of 40%. A deferred tax provision has been recorded. The Company offsets taxable income for federal and state tax purposes with net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to NutriSystem, Inc. or its management, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth on Exhibit 99.1 to this Report on Form 10-Q, which are incorporated by reference, and those set forth in “Business—Risk Factors” as disclosed in our Form 10-K filed March 30, 2005 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management and fitness products and services. Our diet program was originally developed by predecessor businesses that operated through company-owned and franchised weight loss centers. As of March 31, 2005, we no longer operate company-owned weight loss centers and we terminated our last franchise agreements in 2003. There are 14 independent center-based distributors who operate without franchise agreements, which we refer to as the case distributor channel. In 1998, we initiated a marketing program using independent commissioned representatives. In late 1999, we began selling directly to the consumer through the Internet and by telephone, or our direct channel. In 2001, we began selling foods through QVC, a television shopping network. Our prepackaged foods are now sold to weight loss program participants through QVC, the direct channel, and other channels, including two legacy channels consisting of independent commissioned representatives, or the field sales channel, and the case distributor channel.

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell our diet program in their centers as independent commissioned representatives. We purchased Slim and Tone for $1.0 million in cash at closing, $450,000 paid into escrow and a seller note for $450,000 payable in three annual installments commencing December 31, 2005. As of April 30, 2005, there were 121 Slim and Tone franchise centers open and operating.

Since our business began in 1972, it has operated in various organizational and legal structures, and was subject to a bankruptcy proceeding in 1993, which was discharged in 1994. We became a publicly traded company in October 1999. In September 2000, we changed our name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, we changed our name to NutriSystem, Inc.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2004.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates have been discussed with our audit committee.

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns we consider return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the quarters ended March 31, 2005 and 2004 were $3.9 million and $1.2 million, respectively.

Impairment of Fixed Assets and Intangibles. We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and intangible assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and intangible assets.

Income Taxes. We experienced losses in 1999 and 2000. As a result, we have federal and state tax net operating loss (NOL) carryforwards of approximately $5.5 million as of March 31, 2005. As a result of a change of control transaction which occurred in December 2002, approximately $2.0 million of the NOLs are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382.

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the three months ended March 31, 2005 and 2004, respectively, we recorded income tax expense of $2.2 million and $497,000, which reflects an estimated annual effective tax rate of 40%. Any revision to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Cost of Revenues. Cost of revenues consists primarily of the cost of the products sold, including the write-off of obsolete packaging and product, incoming and outgoing shipping costs, charge card discounts, packing material, compensation related to fulfillment and the costs of outside fulfillment. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenues also includes the fees paid to independent distributors and sales commissions. Cost of revenues for Slim and Tone consist of the costs incurred associated with the opening of a franchise center.

Marketing Expense. Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. We follow the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors (excluding commissions) and customer service personnel, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Income/Expense. Interest consists of interest income earned on cash balances, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision based on an estimated effective tax rate for the year.

Reclassifications.

Beginning with the second quarter of 2004, we reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on direct sales from general and administrative expenses to cost of revenues. At the same time, we reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenues. The March 31, 2004 interim quarter amounts have been reclassified to conform to the current period presentation.

Overview of the Direct Channel

We began selling directly to consumers when we launched our web site on October 15, 1999. In the first quarter of 2005 versus 2004, the direct channel represented 82% and 74%, respectively, of our net revenues. For the Direct channel of distribution, our primary financial objectives are to generate growth while maintaining profit margins. We measure growth in terms of the number of new customers, revenues per customer and total revenues. A new customer is defined as a first time purchaser through the direct channel. Profit margins are measured in terms of gross margin (revenues less cost of revenues) and total advertising and marketing expense as a percentage of revenues.

FINANCIAL AND OPERATING STATISTICS FOR THE DIRECT CHANNEL

(in thousands, except customer data)

	Three Months Ended March 31,
	2005	2004
Revenues	$30,506	$9,777

Cost of revenues	15,047	4,837

Gross margins	$15,459	$4,940
% of revenue	50.7%	50.5%

Marketing	$7,961	$2,670
% of revenue	26.1%	27.3%

New customers
Program	62,766	18,055
Total	64,035	19,264

Marketing/new customer
Program	$127	$148
Total	124	139

New customer revenue/new customer
Program	$396	$389
Total	388	365

Direct revenues increased in the first quarter of 2005 212.0% from the first quarter of 2004. Direct revenues are largely a function of the number of new customers acquired, the revenues generated from each new customer and the revenues generated from returning customers (customers that initially purchased food in a prior period). The increase in direct revenues in the first quarter of 2005 was primarily attributable to the increase in new customers. The number of new customers acquired increased in the first quarter of 2005 by 44,771, or 232.4%, over the first quarter of 2004 primarily as a result of higher marketing spending and excellent consumer response to the NutriSystem Nourish program. Marketing and advertising spending in the first quarter 2005 was $8.0 million, nearly three times the spending in the same period last year. In the first quarter of 2004, our advertising efforts were focused primarily on television, whereas in the first quarter of 2005, we expanded into print advertising and significantly increased our television spend. Marketing expense per new customer, or customer acquisition cost, decreased to $124 in the first quarter of 2005 from

$139 in the first quarter of 2004. Management attributes the decrease to a) effective market research, which allowed us to target the most cost effective advertising media and b) greater use of print advertising, which typically has a lower customer acquisition cost than television.

Customers that made their first purchase in the first quarter generated $24.9 million in revenues in the first quarter of 2005 compared to $7.0 million in revenues in the first quarter of 2004. Revenue generated from each new customer increased 6.3% to $388 in the first quarter of 2005 from $365 in the first quarter of 2004. Revenues obtained from each new customer was higher in the first quarter of 2005 than 2004 because of price increases initiated at the end of 2004 and the proportion of customers purchasing under the autoship program increased; under the autoship program the customer receives monthly product shipments automatically until they notify us that they wish to end shipments. Measured on a quarterly basis, revenue per new customer captures only the revenue generated by these customers in the quarter – management anticipates many of these customers will make additional purchases in future quarters.

Revenues for customers that initially purchased in a prior quarter contributed $5.6 million to total revenues in the first quarter 2005 and $2.8 million in the first quarter of 2004. The increase in 2005 is attributable to a) the higher number of cumulative customers over time, particularly customers acquired in late 2004, b) the popularity of the NutriSystem Nourish program, c) the higher advertising spending, and d) the price increase.

Gross margin as a percentage of revenues increased slightly to 50.7% in the first quarter of 2005 from 50.5% in the first quarter of 2004, primarily driven by price increases offset by a higher proportion of sales under the autoship program, whereby product is sold at a 10% to 15% discount, and higher food costs for expanding the new program, including promotional food cost.

Overview of Television Infomercial Distribution

In the second quarter of 2001, we began distribution of our proprietary prepackaged food through QVC, the shopping television network. In the first quarter of 2005, this channel represented 14% of net revenues as compared to 20% of net revenues in the first quarter of 2004. On the QVC network, we reach a large, incremental audience in a 50 minute, infomercial format that enables us to convey fully the benefits of the NutriSystem diet foods. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of sales) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $5.3 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. This increase was primarily attributable to higher revenue per minute of air time and also because we aired more shows.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues increased to $37.4 million for the first quarter ended March 31, 2005 from $13.3 million for the first quarter ended March 31, 2004. The revenue increase of $24.1 million, or 181.8%, resulted from increased sales to direct ($20.7 million), QVC ($2.7 million) and the field sales channel ($365,000) and the acquisition of Slim and Tone ($495,000), offset by a decrease in net sales to case distributors ($118,000). In the first quarter of 2005, direct sales accounted for 82% of total revenues, while QVC, Slim and Tone, field sales and case distributor revenues accounted for 14%, 1%, 2% and 1% of total revenues, respectively. In the first quarter of 2004, these percentages were 74%, 20%, 0%, 4% and 2% of total revenues, respectively. Slim and Tone was acquired in December 2004.

Costs and Expenses. Cost of revenues increased by $12.9 million to $20.5 million from $7.6 million for the quarters ended March 31, 2005 and 2004, respectively. Gross margin as a percent of revenues was 45.3% and 43.1% for the quarters ended March 31, 2005 and 2004, respectively. The increase in margin was primarily attributable to the swing in the mix from QVC, which generates a lower gross margin, to direct which generates a higher gross margin. Advertising and marketing expenses increased by $5.4 million to $8.1 million in the first quarter of 2005 from $2.7 million in the first quarter of 2004. Almost all advertising spending promoted the direct sales, and the increase in advertising is attributable to increased spending for television and print advertising ($4.8 million), Internet advertising ($174,000), production of television advertising ($178,000) and payroll and benefits related to marketing and advertising ($157,000).

General and administrative expenses increased by $1.6 million to $3.3 million in the first quarter of 2005 from $1.7 million in the first quarter of 2004. This increase was attributable to higher costs associated with the increase in revenues and associated order volume, especially compensation ($1.2 million), professional fees ($142,000), telephone expense ($122,000), office and warehouse rent expense ($87,000) and miscellaneous expenses ($75,000).

Interest Income. Interest income, net of interest expense, was nominal in the first quarter of 2005 and the first quarter of 2004.

Income taxes. In the first quarter of 2005, we recorded $2.2 million of income taxes due to the income for the current reporting period, an increase of $1.7 million over the prior year period. The effective tax rate for these periods is 40%.

Net Income. Net income increased by $2.5 million to $3.2 million in the first quarter of 2005 compared to net income of $745,000 for the first quarter of 2004. The increase in net income is primarily due to higher gross profit from increased revenues offset by higher advertising and marketing spending and the income tax provision.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, our principal commitments consisted of obligations under operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the three months ended March 31, 2005, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K. In addition, we have no off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2005, we had net working capital of $11.0 million. Cash and cash equivalents were $9.1 million, an increase of $4.9 million from the balance at December 31, 2004. Our principal source of liquidity during this period was cash flow from operations. We currently have no bank debt or term or revolving credit facilities to fund operations or investment opportunities.

In the three months ended March 31, 2005, we generated cash flow of $4.7 million from operations, primarily attributable to net income adjusted for non-cash charges incurred. Net changes in operating assets and liabilities reduced cash flow from operations by $944,000 in the first quarter ended March 31, 2005 with changes in components generally due to the increased volume of business.

In the three months ended March 31, 2005, net cash used in investing activities was $324,000, which consisted of capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

In the three months ended March 31, 2005, net cash provided by financing activities was $549,000, representing proceeds from the exercise of common stock options.

We are currently in the process of registering an underwritten secondary public stock offering with the Securities and Exchange Commission whereby, if completed, we estimate we would receive net proceeds of approximately $18.2 million based on an assumed offering price of $11.51 per share. We intend to use the net proceeds to enter new channels of distribution, launch new weight management products and services, enter international markets, acquire complementary businesses and provide working capital and for other general corporate purposes.

In pursuing our business strategy, it is possible that we may require additional cash for operating and investing activities. We expect future cash requirements, if any, to be funded from operating cash flow and financing activities, which may include additional offerings of equity securities or debt financing. Based on our ability to generate earnings, the variable nature of a portion of our expenditures, the cash balance at March 31, 2005 and management’s belief that additional equity financing, if required, can be raised, management believes that we have the ability to continue operations through

2006. However, there can be no assurance that we will be able to sustain profitability or, if necessary, obtain the capital to fund operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

Seasonality

Typically, our revenues are highest in the first quarter and lowest in the fourth quarter of our fiscal year.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees; but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation, that we currently use. We are required to adopt Statement No. 123R beginning in 2006. We have not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount we record as compensation expense in 2006 and thereafter.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2005 and our cash and cash equivalents at that date of $9.1 million were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon this evaluation, they concluded that, as of the date of the evaluation the Company’s disclosure controls and procedures as of March 31, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On January 4, 2005, NutriSystem, Inc. entered into a third amendment to the Lease dated December 11, 1997, with HWI Partners, L.P. The third amendment provides for an increase of 9,902 square feet of office space at the Company’s Horsham, Pennsylvania facilities, for a total of 97,660 square feet of office and warehouse space at an annual rent of $667,248 under a lease expiring in 2009.

Item 6. Exhibits

10.1 Third amendment dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc.

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

99.1 Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	May 12, 2005
Michael J. Hagan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	May 12, 2005
James D. Brown
Executive Vice President, Administration and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description
10.1	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997, between HWI Partners, L.P. and NutriSystem, Inc.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

99.1	Risk Factors