Form 10-Q
period 2005-06-30
NUTRI SYSTEM INC /DE/
filed 2005-08-04
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2005:

Common Stock, $.001 par value	34,085,331 shares

NutriSystem, Inc.

Item 1. Financial Statements (unaudited)

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share data)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,693	$4,201
Trade receivables	3,785	1,028
Inventories	9,777	3,679
Deferred income taxes	421	421
Other current assets	1,837	1,149

Total current assets	53,513	10,478

FIXED ASSETS, net	1,722	1,197
IDENTIFIABLE INTANGIBLE ASSETS, net	1,475	1,615
GOODWILL	465	465
DEFERRED INCOME TAXES	1,148	3,938
OTHER ASSETS	140	132

	$58,463	$17,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of note payable and capital lease obligation	$167	$136
Accounts payable	7,091	4,359
Accrued payroll and related benefits	1,681	368
Deferred revenue	333	311
Other current liabilities	—	204

Total current liabilities	9,272	5,378

NOTE PAYABLE AND CAPITAL LEASE OBLIGATION	416	272

Total liabilities	9,688	5,650

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 34,085,331 at June 30, 2005 and 30,132,860 at December 31, 2004)	34	30
Additional paid-in capital	62,425	33,378
Accumulated deficit	(13,684)	(21,233)

Total stockholders’ equity	48,775	12,175

	$58,463	$17,825

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES	$40,943	$9,179	$78,371	$22,462

COSTS AND EXPENSES:
Cost of revenues	20,850	5,201	41,324	12,760
Marketing	8,834	1,020	16,902	3,691
General and administrative	3,942	1,637	7,277	3,387
Depreciation and amortization	175	67	347	131

Total costs and expenses	33,801	7,925	65,850	19,969

Operating income	7,142	1,254	12,521	2,493

INTEREST INCOME, net	58	9	60	12

Income before income taxes	7,200	1,263	12,581	2,505

INCOME TAXES	2,879	505	5,032	1,002

Net income	$4,321	$758	$7,549	$1,503

BASIC INCOME PER SHARE	$0.14	$0.03	$0.24	$0.05

DILUTED INCOME PER SHARE	$0.12	$0.02	$0.22	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,845	29,076	31,121	28,859
Diluted	34,789	31,875	34,071	31,985

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,549	$1,503
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	347	131
Deferred tax expense	2,790	727
Stock-based costs	103	253
Tax benefit from stock option exercises	2,243	275
Imputed interest expense	11	—
Changes in operating assets and liabilities-
Restricted cash	—	250
Trade receivables	(2,757)	(294)
Inventories	(6,098)	2,163
Other assets	(696)	(67)
Accounts payable	2,732	(1,986)
Accrued payroll and related benefits	1,313	191
Deferred revenue	22	(13)
Other current liabilities	(204)	(452)

Net cash provided by operating activities	7,355	2,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(568)	(178)

Net cash used in investing activities	(568)	(178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	25,399	—
Exercise of stock options and warrants	1,306	360

Net cash provided by financing activities	26,705	360

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,492	2,863

CASH AND CASH EQUIVALENTS, beginning of period	4,201	2,684

CASH AND CASH EQUIVALENTS, end of period	$37,693	$5,547

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through 14 independent center-based distributors, the case distributor channel, and through QVC, a television shopping network.

On December 2, 2004, the Company acquired Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell NutriSystem’s diet program in their centers as commissioned representatives. As of June 30, 2005, there were 121 Slim and Tone franchise centers currently open and operating.

On June 2, 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock that raised net proceeds of $25,399 (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the year ending December 31, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents for the purpose of determining cash flow. Cash and cash equivalents include cash on hand, cash in bank and money market investments.

Dependence on Key Customer

Approximately 11% and 15% of the Company’s revenues for the six months ended June 30, 2005 and 2004, respectively, relate to sales through QVC. Accounts receivable from QVC at June 30, 2005 were $875.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Capital leases are amortized on a straight-line basis over the terms of the respective leases. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Slim and Tone in December 2004. Identifiable intangible assets represent trade names and trademarks, customer relationships, procedural manuals and covenants not to compete acquired in the transaction. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired of Slim and Tone. The Company does not amortize trade names, trademarks and goodwill due to their indefinite life, but management reviews these assets at least annually for impairment. The other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2005 and December 31, 2004, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenues from pre-packaged food sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues from shipping and handling charges were $460 and $230 for the six months ended June 30, 2005 and 2004, respectively.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recognized based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the payment terms. Direct-response advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred. At June 30, 2005 and December 31, 2004, $761 and $253, respectively, of prepaid advertising was included in prepaid expenses. Media expense was $15,691 and $3,041 for the six months ended June 30, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, trade receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments. The carrying amount of the notes payable approximates the fair value.

Net Income Per Common Share

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:	$4,321	$758	$7,549	$1,503

Weighted average shares outstanding:
Basic	31,845	29,076	31,121	28,859
Effect of dilutive stock options (net of tax)	2,944	2,799	2,950	3,126

Diluted	34,789	31,875	34,071	31,985

Earnings per common share:
Basic	$0.14	$0.03	$0.24	$0.05

Diluted	$0.12	$0.02	$0.22	$0.05

On June 2, 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock. These shares are included in the weighted average shares outstanding for the three and six month periods ended June 30, 2005 (Note 3).

For the three and six months ended June 30, 2005 and 2004, common stock equivalents representing 72,000, 142,000, 320,334 and 315,334 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes since the effect would be anti-dilutive.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$4,321	$758	$7,549	$1,503
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(278)	(137)	(497)	(212)

Pro forma	$4,043	$621	$7,052	$1,291

Basic net income per share:
As reported	$0.14	$0.03	$0.24	$0.05

Pro forma	$0.13	$0.02	$0.23	$0.04

Diluted net income per share:
As reported	$0.12	$0.02	$0.22	$0.05

Pro forma	$0.12	$0.02	$0.21	$0.04

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	117.9%	124.7%	118.1%	127.2%
Risk-free interest rate	4.1%	3.9%	4.0%	3.8%
Expected life (in years)	5.6	4.7	5.6	4.7

The weighted average fair value of the options issued in the three and six months ended June 30, 2005 and 2004, were $5.95, $5.15, $2.06 and $1.57, respectively.

Cash Flow Information

The Company made no payments for income taxes and minimal interest payments for the six months ended June 30, 2005 and 2004, respectively.

In the six months ended June 30, 2005, the Company entered into a capital lease obligation for $183.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company currently uses. The Company is required to adopt SFAS No. 123R beginning in 2006. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount the Company records as compensation expense in 2006 and thereafter.

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

3. CAPITAL STOCK

Common Stock

In the first six months of 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock that raised net proceeds of $25,399. The Company issued 1,439,346 and 286,686 shares of common stock in the first six months of 2005 and 2004, respectively, upon the exercise of common stock options and received proceeds of $1,306 and $194. Also, in the first six months of 2005 and 2004, respectively, the Company issued 36,500 and 83,500 shares of common stock and common stock options as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $103 and $253 for the respective periods. In the six months ended June 30, 2004, the Company issued 311,880 shares of common stock upon the exercise of common stock warrants and received proceeds of $166.

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

4. NOTE PAYABLE AND CAPITAL LEASE OBLIGATION

In connection with the acquisition of Slim and Tone (see Note 1), the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $11 for the six months ended June 30, 2005. Under the terms of the note agreement, the Company will make equal annual payments on December 31, 2005, 2006 and 2007. The seller is now an employee of the Company.

In the second quarter of 2005, the Company entered into a capital lease agreement for telephone systems. The lease is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183 based on an annual interest rate of 6%. The lease requires a payment of $4 per month.

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

In June 2005, the Company entered into an agreement with a food vendor for a term of three years expiring June 1, 2008. The agreement requires the Company to make minimum cumulative purchases of $9,000 through 2005, $20,000 through 2006 and $33,000 through 2007. The Company will incur penalties of 15% of the shortfall if the Company does not reach the required minimum purchases. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products.

6. INCOME TAXES

The Company recorded income tax expense in the quarters and six month periods ended June 30, 2005 and 2004 at the estimated annual effective tax rate of 40%. The Company offsets taxable income for federal and state tax purposes with net operating loss carryforwards. Based on the level of taxable income expected in 2005, the net operating loss carryforwards of approximately $8,700 at December 31, 2004 will be utilized in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors” as disclosed in our Forms 10-K and 10-Q filed, respectively, on March 30, 2005 and May 13, 2005 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management and fitness products and services. Our diet program was originally developed by predecessor businesses that operated through company-owned and franchised weight loss centers. We no longer operate company-owned weight loss centers and we terminated our last franchise agreements in 2003. As of June 30, 2005, there were 14 independent center-based distributors who operate without franchise agreements, which we refer to as the case distributor channel. In 1998, we initiated a marketing program using independent commissioned representatives. In late 1999, we began selling directly to the consumer through the Internet and by telephone, or our direct channel. In 2001, we began selling foods through QVC, a television shopping network. Our prepackaged foods are now sold to weight loss program participants through the direct channel, QVC and other channels, including two legacy channels consisting of independent commissioned representatives, or the field sales channel, and the case distributor channel.

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell our diet program in their centers as commissioned representatives. We purchased Slim and Tone for $1.0 million in cash at closing, $450,000 paid into escrow and a seller note for $450,000 payable in three annual installments commencing December 31, 2005. As of June 30, 2005, there were 121 Slim and Tone franchise centers open and operating.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns we consider return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the six months ended June 30, 2005 and 2004 were $7.2 million and $2.1 million, respectively.

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

Income Taxes. We experienced losses in 1999 and 2000. As a result, we had federal and state tax net operating loss (NOL) carryforwards of approximately $8.7 million at December 31, 2004. Based on the level of taxable income expected in 2005, the NOL carryforwards will be utilized in 2005.

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the six months ended June 30, 2005 and 2004, respectively, we recorded income tax expense of $5.0 million and $1.0 million, which reflects an estimated annual effective tax rate of 40%. The effective tax rate may increase in 2005 if taxable income exceeds the current expected level.

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

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Overview of the Direct Channel

We began selling directly to consumers upon launching our e-commerce web site on October 15, 1999. In the first six months of 2005 versus 2004, the direct channel represented 85% and 78%, respectively, of our net revenues. For the direct channel of distribution, our primary financial objectives are to generate growth while maintaining profit margins. We measure growth in terms of the number of new customers, revenues per new customer and total revenues. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. Profit margins are measured in terms of gross margin (revenues less cost of revenues) and total marketing expense as a percentage of revenues.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$35,763	$7,675	$66,269	$17,453

Cost of revenues	16,911	4,033	31,958	8,872

Gross margin	$18,852	$3,642	$34,311	$8,581
% of revenue	52.7%	47.4%	51.8%	49.2%

Marketing	$8,689	$1,020	$16,650	$3,691
% of revenue	24.3%	13.3%	25.1%	21.1%

New customers
Program	54,549	8,677	117,315	26,732
Total	57,974	9,471	122,009	28,735

Marketing /new customer
Program	$159	$118	$142	$138
Total	$150	$108	$136	$128

New customer revenues/new customer
Program	$385	$395	$486	$482
Total	$362	$362	$467	$448

Direct revenues increased 366.0% in the second quarter of 2005 over the second quarter of 2004. Direct revenues are largely a function of the number of new customers acquired, revenues per new customer and the revenues generated from returning customers, which we define as revenues obtained from customers that initially purchased food in a prior period. In the second quarter of 2005, the number of new customers acquired increased by 48,503 or 512.1% year over year. From the second quarter 2004 to the second quarter 2005, revenues per new customer remained the same at $362 and revenues per program customer declined from $395 to $385. In a given quarter, revenue per new customer is influenced by the timing of customer acquisition. In the second quarter of 2004, most new customers from the quarter (51%) were acquired in April, the first month of the quarter, while in the second quarter of 2005 only 34% of the quarter’s new customers were acquired in April. The timing of customer acquisition in 2004 allowed a higher proportion of customers more time in the quarter to make purchases than was the case in 2005, resulting in higher revenue per program new customer. The remaining revenues in the quarter, derived from customers that originally purchased in a prior period, rose 247.4% to $14.8 million in the second quarter of 2005 from $4.2 million in the second quarter of 2004, primarily because of the large number of new customers obtained in the first quarter of 2005. A number of factors drove the improved revenue performance: greater advertising spending, excellent consumer response to the NutriSystem Nourish program, higher product pricing and a higher proportion of new customers selecting the autoship option. Under the autoship program, customers receive monthly product shipments automatically until they notify us they wish to end shipments.

Direct gross margin as a percent of direct revenues increased in the second quarter to 52.7% in 2005 from 47.4% in 2004, primarily driven by price increases (which increased margins by approximately 4.7 percentage points) and, to a lesser extent, to lower fulfillment costs (0.7 percentage points) and rate of customer returns (0.6 percentage points), offset by higher promotional food costs arising from our “Week Free” on initial orders (2.1 percentage points). Marketing costs increased by $7.7 million, or 751.9% in the second quarter of 2005 over the second quarter of 2004. We believe marketing cost per new customer acquired increased to $150 from $108 because of a) the very low levels of marketing spending in the second quarter of 2004 overall, and b) high spending in 2005 on short form television advertising, which has a relatively high customer acquisition cost. At an average customer acquisition cost of $150, we believe our marketing program is cost effective.

Direct results for the first half of 2005 also showed an increase in revenues over the same period in 2004. Revenues increased 279.7% in the first half of 2005 compared to the first half of 2004. The spending on advertising and marketing increased by $13.0 million to $16.7 million in the first half of 2005 from $3.7 million in the first half of 2004. Marketing per new customer increased to $136 in the first half of 2005 from $128 in the first half of 2004 due to the level and mix of advertising discussed above. Gross margin as a percentage of revenues increased to 51.8% in the first half of 2005 from 49.2% in the first half of 2004, primarily driven by price increases (which increased margin by approximately 4.9 percentage points) offset by higher promotional food costs arising from our “Week Free” on initial orders (2.9 percentage points).

Overview of Television Infomercial Distribution

In the second quarter of 2001, we began distribution of our proprietary prepackaged food through QVC, the shopping television network. In the first six months of 2005, this channel represented 11% of our net revenues as compared to 15% of our net revenues in the first six months of 2004. On the QVC network, we reach a large, incremental audience in a 50 minute infomercial format that enables us to convey fully the benefits of the NutriSystem diet foods. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenues) on sales to QVC relative to direct sales, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $3.3 million and $8.7 million for the three and six months ended months ended June 30, 2005 compared to $800,000 and $3.5 million for the three and six months ended June 30, 2004, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the second quarter and first six months of 2005 versus 2004 because more shows aired and the sales per minute of air-time increased.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Revenues increased to $40.9 million in the second quarter of 2005 from $9.2 million for the second quarter of 2004. The revenue increase of $31.7 million, or 346.0%, resulted from increased sales to direct ($28.1 million), QVC ($2.5 million) and field sales ($540,000) and the additional revenues from Slim and Tone ($600,000), which was acquired in December 2004. The direct channel represented 87% of total revenues in the second quarter of 2005 compared to 8% for QVC and 5% for other channels. In the second quarter of 2004, the direct channel represented 84% of total revenues compared to 9% for QVC and 7% for other channels.

Costs and Expenses. Cost of revenues increased $15.6 million to $20.8 million in the second quarter of 2005 from $5.2 million in the second quarter of 2004. Gross margin as a percent of revenues was 49.1% in the second quarter of 2005 compared to 43.3% for the second quarter of 2004. The increase in margin was primarily attributable to a 5.3 percentage point improvement in our direct channel (discussed above), which represented 87% of revenues in the second quarter of 2005.

Advertising and marketing expenses increased $7.8 million to $8.8 million in the second quarter of 2005 from $1.0 million in the second quarter of 2004. Virtually all advertising spending promoted the direct sales channel, and the increase in advertising is attributable to increased spending for advertising media ($7.6 million), particularly television and print advertising ($7.3 million).

General and administrative expenses increased $2.3 million to $3.9 million in the second quarter of 2005 compared to $1.6 million in the second quarter of 2004. This increase is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits costs ($1.2 million), professional and computer services ($420,000), temporary personnel ($274,000) and telephone expense ($120,000).

Interest Income. Interest income, net of interest expense, increased $49,000 to $58,000 in the second quarter of 2005 compared to $9,000 in the second quarter of 2004 primarily due to higher cash balances.

Income Taxes. In the second quarter of 2005, we recorded $2.9 million of income taxes due to the income for the current reporting period. In the second quarter of 2004, we recorded income tax expense of $505,000. Income taxes were recorded in both periods at an estimated annual effective tax rate of 40%.

Net Income. In the second quarter of 2005, we recorded net income of $4.3 million, an increase of $3.5 million over $758,000 recorded in the second quarter of 2004. The increase in net income is primarily due to higher gross profit from increased revenues offset by higher advertising and marketing spending and general and administrative expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Revenues increased to $78.4 million for the six months ended June 30, 2005 from $22.5 for the six months ended June 30, 2004. The revenue increase of $55.9 million, or 248.9%, resulted from increased sales for direct ($48.8 million), QVC ($5.2 million) and field sales ($905,000) and the additional revenues from Slim and Tone ($1.1 million) acquired in December 2004, offset by decreased sales to case distributors ($126,000). The direct channel represented 85% of total revenues in the first six months of 2005 compared to 11% for QVC and 4% for other channels. In the first six months of 2004, the direct channel represented 78% of total revenues compared to 15% for QVC and 7% for other channels.

Costs and Expenses. Cost of revenues increased to $41.3 million in the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004. Gross margin (revenues less cost of revenues as a percentage of revenues) increased to 47.3% in the six months ended June 30, 2005 from 43.2% for the six months ended June 30, 2004. The increase in margin was primarily attributable to a 2.6 percentage point improvement in our direct channel (discussed above), which represented 85% of revenues in the first half of 2005.

Advertising and marketing expense increased to $16.9 million in the six months ending June 30, 2005 from $3.7 million in the first six months of 2004. Virtually all advertising in these quarters promoted the direct channel with the increase in spending primarily related to higher media spending.

General and administrative expenses increased to $7.3 million for the six months ended June 30, 2005 from $3.4 million for the comparable period in 2004. This increase of $3.9 million is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits ($1.9 million), temporary help ($730,000), professional and computer services ($569,000), telephone expense ($242,000) and office and warehouse rent expense ($175,000).

Interest Income. Interest income (net of interest expense) increased $48,000 to $60,000 in the six months ended June 30, 2005 compared to $12,000 in the first half of 2004 primarily due to higher cash balances.

Income Taxes. In the first six months of 2005, we recorded $5.0 million of income tax expense due to taxable income for the current period compared to income tax expense of $1.0 million in the first six months of 2004. Income taxes were recorded in both periods at an estimated annual effective tax rate of 40%.

Net Income. We recorded net income of $7.5 million for the six months ended June 30, 2005 compared to net income of $1.5 million for the six months ended June 30, 2004. The increase of $6.0 million is primarily due to higher gross profit from increased revenues offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of June 30, 2005, our principal commitments consisted of obligations under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel approximately consistent with prior periods.

During the second quarter of 2005, we entered into a capital lease agreement for our telephone systems. This is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183,000 based on an annual interest rate of 6%. The lease requires payments of $4,000 per month.

Also during the six months ended June 30, 2005, we entered into an agreement with a food vendor. The agreement is for a term of three years expiring June 1, 2008. The agreement requires us to make minimum cumulative purchases of $9.0 million through 2005, $20.0 million through 2006 and $33.0 million through 2007. We will incur penalties of 15% of the shortfall if we do not reach the required minimum purchases. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded.

Other than the lease and the agreement with a food vendor, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K. In addition, we have no off balance sheet arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2005, we had net working capital of $44.2 million, including cash and cash equivalents of $37.7 million, compared to $5.1 million at December 31, 2004. Our principal source of liquidity during this period was our secondary public offering of common stock that generated net proceeds of $25.4 million. We currently have no bank debt or term or revolving credit facilities to fund operations or investment opportunities. Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalents at June 30, 2005 consist of monies in money market accounts.

In the six months ended June 30, 2005, we generated cash flow of $7.4 million from operations, an increase of $4.7 million from the $2.7 million operating cash flow generated in the first half of 2004. The increase in operating cash flow is attributable to the higher operating profit generated in the first half of 2005. Net changes in operating assets and liabilities reduced cash flow from operations by $5.7 million in the six months ended June 30, 2005, with changes in components generally due to the larger scale of the business, especially inventory, which increased by $6.1 million.

In the six months ended June 30, 2005, net cash used in investing activities consisted of $568,000 in capital expenditures. The capital expenditures relate primarily to information technology costs and warehouse equipment.

In the six months ended June 30, 2005, net cash provided by financing activities was $26.7 million, representing net proceeds of $25.4 million from an underwritten secondary public stock offering and of $1.3 million from the exercise of common stock options.

Based on our ability to generate earnings, the variable nature of a portion of our expenditures, and our cash balance at June 30, 2005, management believes that we have the ability to continue operations through 2006. However, there can be no assurance that we will be able to sustain profitability or, if necessary, obtain additional funds to meet operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

Seasonality

Typically, our revenues are highest in the first quarter and lowest in the fourth quarter of our fiscal year. However, in 2005, our second quarter revenues exceeded our first quarter revenues due to our increased level of advertising and marketing spending ($8.8 million and $8.1 million, respectively) and the associated revenue generated from new customers acquired in the second quarter in addition to the significant increase in new customers in the first quarter who continued to purchase in the second quarter.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretation, that we currently use. We are required to adopt Statement No. 123R beginning in 2006. We have not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount we record as compensation expense in 2006 and thereafter.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2005 and our cash and cash equivalents at that date of $37.7 million were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of June 30, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on June 8, 2005.

(1) The stockholders elected each of the seven nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	ABSTAIN
Michael J. Hagan	25,782,830	287,655
George Jankovic	26,031,130	39,355
Ian J. Berg	25,785,297	285,188
Warren V. (Pete) Musser	25,263,512	806,973
Brian P. Tierney	26,032,730	37,755
Michael A. DiPiano	25,837,497	232,988
Steven Zarilli	25,589,330	481,155

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	August 3, 2005
Michael J. Hagan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	August 3, 2005
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