Form 10-Q
period 2005-09-30
NUTRI SYSTEM INC /DE/
filed 2005-11-09
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 000-28551

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2005:

Common Stock, $.001 par value	34,936,780 shares

NutriSystem, Inc.

Item 1.	Financial Statements (unaudited)

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,223	$4,201
Marketable securities	45,446	—
Trade receivables	6,325	1,028
Inventories	11,641	3,679
Deferred income taxes	201	421
Other current assets	1,335	1,149

Total current assets	74,171	10,478
FIXED ASSETS, net	3,220	1,197
IDENTIFIABLE INTANGIBLE ASSETS, net	1,411	1,615
GOODWILL	465	465
DEFERRED INCOME TAXES	1,506	3,938
OTHER ASSETS	143	132

	$80,916	$17,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of note payable and capital lease obligation	$169	$136
Accounts payable	16,676	4,359
Accrued payroll and related benefits	2,864	368
Deferred revenue	345	311
Income tax payable	2,747	—
Other current liabilities	—	204

Total current liabilities	22,801	5,378
NOTE PAYABLE AND CAPITAL LEASE OBLIGATION	409	272

Total liabilities	23,210	5,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 34,474,841 at September 30, 2005 and 30,132,860 at December 31, 2004)	35	30
Additional paid-in capital	64,161	33,378
Accumulated deficit	(6,490)	(21,233)

Total stockholders’ equity	57,706	12,175

	$80,916	$17,825

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE	$64,518	$7,655	$142,889	$30,117

COSTS AND EXPENSES:
Cost of revenue	32,697	4,424	74,021	17,185
Marketing	14,968	1,461	31,870	5,152
General and administrative	5,506	1,515	12,784	4,903
Depreciation and amortization	232	66	579	196

Total costs and expenses	53,403	7,466	119,254	27,436

Operating income	11,115	189	23,635	2,681
INTEREST INCOME, net	330	12	390	24

Income before income taxes	11,445	201	24,025	2,705
INCOME TAXES	4,250	80	9,282	1,082

Net income	$7,195	$121	$14,743	$1,623

BASIC INCOME PER SHARE	$0.21	$0.00	$0.46	$0.06

DILUTED INCOME PER SHARE	$0.19	$0.00	$0.42	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,309	29,263	32,196	28,995
Diluted	36,957	31,298	35,045	31,777

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,743	$1,623
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	579	196
Loss on disposal of fixed assets	8	—
Deferred tax expense	2,652	906
Stock-based costs	109	259
Tax benefit from stock option exercises	3,518	176
Accrued interest income	(296)	—
Imputed interest expense	15	—
Changes in operating assets and liabilities-
Restricted cash	—	250
Trade receivables	(5,297)	(387)
Inventories	(7,962)	2,474
Other assets	(197)	15
Accounts payable	12,317	(732)
Accrued payroll and related benefits	2,496	151
Deferred revenue	34	(13)
Income tax payable	2,747	—
Other current liabilities	(204)	(549)

Net cash provided by operating activities	25,262	4,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(45,150)	—
Capital additions	(2,251)	(198)

Net cash used in investing activities	(47,401)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net of offering costs	25,399	—
Exercise of stock options and warrants	1,762	585

Net cash provided by financing activities	27,161	585

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,022	4,756
CASH AND CASH EQUIVALENTS, beginning of period	4,201	2,684

CASH AND CASH EQUIVALENTS, end of period	$9,223	$7,440

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

On December 2, 2004, the Company acquired Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell NutriSystem’s diet program in their centers as commissioned representatives. As of September 30, 2005, there were 120 Slim and Tone franchise centers currently open and operating.

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

Interim Financial Statements

The Company’s consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2005 and December 31, 2004, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of September 30, 2005, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as current as they are considered to be available for sale securities as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The following summarizes cash, cash equivalents and marketable securities (in thousands):

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents
Demand deposits	$9,175	$—	$9,175
Money market accounts	48	—	48

September 30, 2005	$9,223	$—	$9,223

Marketable securities
Auction-rate securities	$45,150	$296	$45,446

September 30, 2005	$45,150	$296	$45,446

Cash and cash equivalents
Demand deposits	$941	$—	$941
Money market accounts	3,010	—	3,010
Certificate of deposit	250	—	250

December 31, 2004	$4,201	$—	$4,201

Dependence on Key Customer

Approximately 9% and 13% of the Company’s revenue for the nine months ended September 30, 2005 and 2004, respectively, relates to sales through QVC. Accounts receivable from QVC at September 30, 2005 and December 31, 2004 were $2,078 and $50, respectively.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of September 30, 2005 and December 31, 2004, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment from the Company’s warehouses to the end-customer in the case of Company sales or sales through QVC, independent commissioned representatives and Slim and Tone franchisee, and to the case distributor for sales through case distributors. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly and the estimated returns reserve is adjusted quarterly.

Revenue from product sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenue from shipping and handling charges was $818 and $321 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue for Slim and Tone consists primarily of franchise fees and royalties. Revenue for franchise fees is recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mail drop. All other advertising costs are charged to expense as incurred. At September 30, 2005 and December 31, 2004, $111 and $0, respectively, of capitalized direct-mail advertising costs was included in other current assets. Media expense was $29,102 and $4,186 during the nine months ended September 30, 2005 and 2004, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, marketable securities, trade receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments. The carrying amount of the notes payable approximates the fair value.

Net Income Per Common Share

The Company applies SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:	$7,195	$121	$14,743	$1,623

Weighted average shares outstanding:
Basic	34,309	29,263	32,196	28,995
Effect of dilutive stock options	2,648	2,035	2,849	2,782

Diluted	36,957	31,298	35,045	31,777

Earnings per common share:
Basic	$0.21	$0.00	$0.46	$0.06

Diluted	$0.19	$0.00	$0.42	$0.05

The common stock equivalents that were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive were the following: common stock equivalents representing 92,900 and 972,834 shares of common stock for the three months ended September 30, 2005 and 2004 and 125,633 and 534,501 shares of common stock for the nine months ended September 30, 2005 and 2004, respectively.

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

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$7,195	$121	$14,743	$1,623
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(348)	(95)	(845)	(307)

Pro forma	$6,847	$26	$13,898	$1,316

Basic net income per share:
As reported	$0.21	$0.00	$0.46	$0.06

Pro forma	$0.20	$0.00	$0.43	$0.05

Diluted net income per share:

As reported	$0.19	$0.00	$0.42	$0.05

Pro forma	$0.19	$0.00	$0.42	$0.04

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	115.6%	122.0%	117.2%	126.0%
Risk-free interest rate	4.0%	4.4%	4.0%	4.0%
Expected life (in years)	5.6	5.4	5.6	5.4

The weighted average fair value of the options issued in the three and nine months ended September 30, 2005 and 2004, were $17.42, $9.18, $1.59 and $1.45, respectively.

Cash Flow Information

The Company made payments for income taxes of $307 and $40 and minimal interest payments for the nine months ended September 30, 2005 and 2004, respectively.

In the nine months ended September 30, 2005, the Company entered into a capital lease obligation for $183.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company currently uses. The Company is required to adopt SFAS No. 123R beginning on January 1, 2006. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount the Company records as compensation expense in 2006 and thereafter.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	CAPITAL STOCK

Common Stock

In June 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock that raised net proceeds of $25,399. In addition, the Company issued 1,828,856 and 296,186 shares of common stock in the first nine months of 2005 and 2004, respectively, upon the exercise of common stock options and received proceeds of $1,762 and $199. Also, in the first nine months of 2005 and 2004, respectively, the Company issued 36,500 and 83,500 shares of common stock and common stock options as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $109 and $259 for the respective periods. In the nine months ended September 30, 2004, the Company issued 531,180 shares of common stock upon the exercise of common stock warrants and received proceeds of $385.

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

In connection with the acquisition of Slim and Tone (see Note 1), the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $15 for the nine months ended September 30, 2005. Under the terms of the note agreement, the Company will make equal annual payments on December 31, 2005, 2006 and 2007. The seller is now an employee of the Company.

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

In June 2005, the Company entered into an agreement with a food vendor for a term of three years expiring June 1, 2008. The agreement requires the Company to make minimum cumulative purchases of $9,000 through 2005, $20,000 through 2006 and $33,000 through 2007. The Company will incur penalties of 15% of the shortfall if the Company does not reach the required minimum purchases. The Company anticipates it can meet the cumulative requirements prior to 2007.

The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products.

6.	INCOME TAXES

In the third quarter of 2005, the Company recorded $4,250 income taxes at an effective tax rate of 37%. The Company recorded income tax expense of $9,282 in the nine month period ended September 30, 2005 at the estimated annual effective tax rate of 39%. The effective tax rate for the three and nine months ended September 30, 2005 was less than the 41% statutory rate due to elimination of a state tax valuation allowance. For the three and nine months ended September 30, 2004, the Company recorded income tax expense of $80 and $1,082, respectively, which reflected an estimated annual effective tax rate of 40%. The Company offsets taxable income for federal and state tax purposes with net operating loss carryforwards. Based on the level of taxable income expected in 2005, the net operating loss carryforwards of $9,376 at December 31, 2004 will be utilized in 2005.

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

Background

We provide weight management and fitness products and services. Our diet program was originally developed by predecessor businesses that operated through company-owned and franchised weight loss centers. We no longer operate company-owned weight loss centers and we terminated our last franchise agreements in 2003. As of September 30, 2005, there were 14 independent center-based distributors who operate without franchise agreements, which we refer to as the case distributor channel. In 1998, we initiated a marketing program using independent commissioned representatives, which we call the field sales channel. In late 1999, we began selling directly to the consumer through the Internet and by telephone, or our direct channel. In 2001, we began selling foods through QVC, a television shopping network. Our prepackaged foods are now sold to weight loss program participants through the direct channel, QVC, the field sales channel and the case distributor channel.

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell our diet program in their centers as commissioned representatives. We purchased Slim and Tone for $1.0 million in cash at closing, $450,000 paid into escrow and a seller note for $450,000 payable in three annual installments commencing December 31, 2005. As of September 30, 2005, there were 120 Slim and Tone franchise centers open and operating.

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

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates have been discussed with our audit committee.

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns we consider return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Returns for the nine months ended September 30, 2005 and 2004 were $13.5 million and $2.6 million, respectively.

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

Income Taxes. We experienced losses in 1999 and 2000. As a result, we had federal and state tax net operating loss (NOL) carryforwards of $9.4 million at December 31, 2004. Based on the level of taxable income expected in 2005, the NOL carryforwards will be utilized in 2005.

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the nine months ended September 30, 2005, we recorded $9.3 million of income taxes, which was recorded at an estimated annual effective tax rate of 39%. For the nine months ended September 30, 2004, we recorded income tax expense of $1.1 million, which reflected an estimated annual effective tax rate of 40%.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions. Revenue for Slim and Tone consists primarily of franchise fees and royalties. Revenue for franchise fees is recognized when a franchise center opens for business. Royalties are paid monthly and recognized in the month the royalty is earned.

Cost of Revenue. Cost of revenue consists primarily of the cost of the products sold, including the write-off of obsolete packaging and product, incoming and outgoing shipping costs, charge card discounts, packing material, compensation related to fulfillment and the costs of outside fulfillment. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenue also includes the fees paid to independent distributors and sales commissions. Cost of revenue for Slim and Tone consists of the costs incurred associated with the opening of a franchise center.

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

Interest Income/Expense. Interest consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Overview of the Direct Channel

Our revenue and profitability have increased substantially from 2004 to 2005 driven primarily by profitable growth in the direct channel. In the first nine months of 2005 and 2004, the direct channel represented 87% and 79%, respectively, of our net revenue. We have increased direct channel revenue largely through growth in the number of new customers. New customer growth is dependent on our ability to increase purchases of marketing media in a cost effective manner. Factors influencing the cost effectiveness of our advertising include the perceived value proposition offered to our target consumers, the quality of the advertisements and the cost and availability of various forms of media. We also generate new customers by referrals made by existing customers.

For the direct channel, our primary financial objectives are to generate growth while maintaining profit margins. We measure growth in terms of the number of new customers, revenue per new customer and total revenue. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer acquired.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$57,670	$6,307	$123,939	$23,760
Cost of revenue	27,397	3,322	59,365	12,194

Gross margin	$30,273	$2,985	$64,574	$11,566
% of revenue	52.5%	47.3%	52.1%	48.7%
Marketing	$14,843	$1,461	$31,493	$5,152
% of revenue	25.7%	23.2%	25.4%	21.7%
New customers
Program	112,330	8,690	229,645	35,422
Total	115,115	9,720	237,124	38,455
Marketing /new customer
Program	$132	$168	$137	$145
Total	$129	$150	$133	$134
New customer revenue/new customer
Program	$373	$332	$491	$496
Total	$364	$305	$475	$465

Direct revenue increased 814.4% in the third quarter of 2005 over the third quarter of 2004. Direct revenue is largely a function of the number of new customers acquired, revenue per new customer and the revenue generated from returning customers, which we define as revenue obtained from customers that initially purchased food in a prior period. In the third quarter of 2005, the number of new customers acquired increased by 105,395, over 11-fold, year over year. Higher media spending, greater effectiveness of the advertisements used and media acquired and more customer referrals drove the increase in new customers acquired. From the third quarter 2004 to the third quarter 2005, revenue per new customer increased 19.3% to $364 from $305. This increase was primarily driven by price increases, a higher proportion of customers on our autoship program and the timing of customer acquisition within the quarter. Under the autoship program, customers receive monthly product shipments automatically until they notify us they wish to end shipments. In a given quarter, revenue per new customer is influenced by the timing of customer acquisition. In the third quarter of 2004, almost half (47%) of new customers from the quarter were acquired in September, the last month of the quarter, while in the third quarter of 2005 only 35% of the quarter’s new customers were acquired in September. The timing of customer acquisition in 2005 allowed a higher proportion of customers more time in the quarter to make purchases than was the case in 2004, resulting in higher revenue per new customer. The remaining revenue in the quarter, derived from customers that originally purchased in a prior period, rose 372.8% to $15.8 million in the third quarter of 2005 from $3.3 million in the third quarter of 2004, primarily because of the large number of new customers obtained in the first and second quarters of 2005.

Direct gross margin as a percent of direct revenue increased in the third quarter to 52.5% in 2005 from 47.3% in 2004, primarily driven by pricing net of the effect of program enhancements (which increased margins by approximately 5.9 percentage points) and, to a lesser extent, lower fulfillment and transportation costs (1.2 percentage points), partially offset by higher promotional costs primarily arising from our “Week Free” promotion on initial orders (1.9 percentage points). Marketing costs increased by $13.4 million, or 915.9% in the third quarter of 2005 over the third quarter of 2004. Media spending increased by $12.2 million to $13.4 million in the third quarter of 2005, with the largest increases coming in television and print. Non-media spending increased by $1.2 million to $1.5 million in the third quarter of 2005. Marketing cost per new customer acquired decreased 14.0% to $129 from $150 because of continued effectiveness of our marketing programs and higher customer referral.

Direct results for the first nine months of 2005 also showed an increase in revenue over the same period in 2004. Revenue increased 421.6% in the first nine months of 2005 compared to the first nine months of 2004 primarily driven by higher marketing spending. The spending on advertising and marketing increased by $26.3 million, or six-fold, to $31.5 million in the first nine months of 2005 from $5.2 million in the first nine months of 2004. Marketing per new customer decreased slightly to $133 in the first nine months of 2005 from $134 in the first nine months of 2004. Gross margin as a percentage of revenue increased to 52.1% in the first nine months of 2005 from 48.7% in the first nine months of 2004, primarily driven by pricing net of the effect of program enhancements (which increased margins by approximately 5.3 percentage points), partially offset by higher promotional costs primarily arising from our “Week Free” promotion on initial orders (2.5 percentage points).

Overview of Television Infomercial Distribution

In the second quarter of 2001, we began distributing our proprietary prepackaged food through QVC, the shopping television network. In the first nine months of 2005, this channel represented 9% of our net revenue as compared to 13% of our net revenue in the first nine months of 2004. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales to QVC relative to the direct sales channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through the television infomercial distribution channel were $4.7 million and $13.3 million for the three and nine months ended September 30, 2005 compared to $465,000 and $3.9 million for the three and nine months ended September 30, 2004, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the third quarter and first nine months of 2005 versus 2004 because more shows aired and the sales per minute of air-time increased.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
REVENUE	$64,518	$7,655	$56,863	743%

COSTS AND EXPENSES:
Cost of revenue	32,697	4,424	28,273	639%
Marketing	14,968	1,461	13,507	925%
General and administrative	5,506	1,515	3,991	263%
Depreciation and amortization	232	66	166	252%

Total costs and expenses	53,403	7,466	45,937

Operating income	11,115	189	10,926	5781%
INTEREST INCOME, net	330	12	318	2650%

Income before income taxes	11,445	201	11,244	5594%
INCOME TAXES	4,250	80	4,170	5213%

Net income	$7,195	$121	$7,074	5846%

% of revenue
Gross margin	49.3%	42.2%
Marketing	23.2%	19.1%
G&A expense	8.5%	19.8%
Operating income	17.2%	2.5%

Revenue. Revenue increased to $64.5 million in the third quarter of 2005 from $7.7 million for the third quarter of 2004. The revenue increase of $56.8 million, or 743%, resulted from increased sales to direct ($51.4 million), QVC ($4.2 million) and field sales ($944,000), and the additional revenue from Slim and Tone ($593,000), which was acquired in December 2004, offset by decreased sales by case distributors ($248,000). The direct channel represented 89% of total revenue in the third quarter of 2005 compared to 7% for QVC and 4% for other channels. In the third quarter of 2004, the direct channel represented 82% of total revenue compared to 6% for QVC and 12% for other channels.

Costs and Expenses. Cost of revenue increased $28.3 million to $32.7 million in the third quarter of 2005 from $4.4 million in the third quarter of 2004. Gross margin as a percent of revenue was 49.3% in the third quarter of 2005 compared to 42.2% for the third quarter of 2004. The increase in margin was primarily attributable to a 5.1 percentage point improvement in our direct channel (discussed above), which represented 89% of revenue in the third quarter of 2005.

Marketing expense increased $13.5 million to $15.0 million in the third quarter of 2005 from $1.5 million in the third quarter of 2004. Virtually all advertising spending promoted the direct sales channel, discussed above.

General and administrative expenses increased $4.0 million to $5.5 million in the third quarter of 2005 compared to $1.5 million in the third quarter of 2004. This increase is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits costs ($2.2 million); professional, computer and temporary staffing services, primarily associated with Sarbanes-Oxley compliance initiatives ($658,000); research and development and associated packaging and program development expenses ($292,000); and telephone and internet service expenses ($273,000).

Interest Income. Interest income, net of interest expense, increased $318,000 to $330,000 in the third quarter of 2005 compared to $12,000 in the third quarter of 2004 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the third quarter of 2005, we recorded $4.3 million income taxes at an effective tax rate of 37%. The effective tax rate in the third quarter of 2005 was less than the 41% statutory rate due to elimination of a state tax valuation allowance. In the third quarter of 2004, we recorded income tax expense of $80,000, which reflected an effective tax rate of 40%.

Net Income. In the third quarter of 2005, we recorded net income of $7.2 million, an increase of $7.1 million over $121,000 recorded in the third quarter of 2004. The increase in net income is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
REVENUE	$142,889	$30,117	$112,772	374%

COSTS AND EXPENSES:
Cost of revenue	74,021	17,185	56,836	331%
Marketing	31,870	5,152	26,718	519%
General and administrative	12,784	4,903	7,881	161%
Depreciation and amortization	579	196	383	195%

Total costs and expenses	119,254	27,436	91,818	335%

Operating income	23,635	2,681	20,954	782%
INTEREST INCOME, net	390	24	366	1525%

Income before income taxes	24,025	2,705	21,320	788%
INCOME TAXES	9,282	1,082	8,200	758%

Net income	$14,743	$1,623	$13,120	808%

% of revenue
Gross margin	48.2%	42.9%
Marketing	22.3%	17.1%
G&A expense	8.9%	16.3%
Operating income	16.5%	8.9%

Revenue. Revenue increased to $142.9 million for the nine months ended September 30, 2005 from $30.1 million for the nine months ended September 30, 2004. The revenue increase of $112.8 million, or 374% resulted from increased sales for direct ($100.2 million), QVC ($9.4 million) and field sales ($1.8 million) and the additional revenue from Slim and Tone ($1.7 million) acquired in December 2004, offset by decreased sales to case distributors ($375,000).

The direct channel represented 87% of total revenue in the first nine months of 2005 compared to 9% for QVC and 4% for other channels. In the first nine months of 2004, the direct channel represented 79% of total revenue compared to 13% for QVC and 8% for other channels.

Costs and Expenses. Cost of revenue increased to $74.0 million in the nine months ended September 30, 2005 from $17.2 million for the nine months ended September 30, 2004. Gross margin (revenue less cost of revenue as a percentage of revenue) increased to 48.2% in the nine months ended September 30, 2005 from 42.9% for the nine months ended September 30, 2004. The increase in margin was primarily attributable to a 3.4 percentage point improvement in our direct channel (discussed above), which represented 87% of revenue in the first nine months of 2005.

Marketing expense increased to $31.9 million in the nine months ended September 30, 2005 from $5.2 million in the first nine months of 2004. Virtually all advertising in these quarters promoted the direct channel, discussed above.

General and administrative expenses increased to $12.8 million for the nine months ended September 30, 2005 from $4.9 million for the comparable period in 2004. This increase of $7.9 million is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits ($4.0 million); professional, computer and temporary staffing services, primarily associated with Sarbanes-Oxley compliance initiatives ($2.0 million); telephone and internet service expenses ($530,000); research and development and associated packaging and program development expenses ($347,000); office and warehouse supplies and rent expense ($493,000); and conferences, training and travel expenses ($242,000).

Interest Income. Interest income (net of interest expense) increased $366,000 to $390,000 in the nine months ended September 30, 2005 compared to $24,000 in the first nine months of 2004 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the nine months ended September 30, 2005, we recorded $9.3 million of income taxes due to the income for the current reporting period, which was recorded at an effective tax rate of 39%. For the nine months ended September 30, 2004, we recorded income tax expense of $1.1 million, which reflected an effective tax rate of 40%.

Net Income. We recorded net income of $14.7 million for the nine months ended September 30, 2005 compared to net income of $1.6 million for the nine months ended September 30, 2004. The increase of $13.1 million is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of September 30, 2005, our principal commitments consisted of an obligation under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the second quarter of 2005, we entered into a capital lease agreement for our telephone systems. This is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183,000 based on an annual interest rate of 6%. The lease requires payments of $4,000 per month.

Also during the second quarter of 2005, we entered into an agreement with a food vendor. The agreement is for a term of three years expiring June 1, 2008. The agreement requires us to make minimum cumulative purchases of $9.0 million through 2005, $20.0 million through 2006 and $33.0 million through 2007. We will incur penalties of 15% of the shortfall if we do not reach the required minimum purchases. We anticipate we can meet the cumulative requirements prior to 2007. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded.

Other than the lease and the agreement with the food vendor, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K. In addition, we have no off balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2005, we had net working capital of $51.4 million, including cash, cash equivalents and marketable securities of $54.7 million, compared to net working capital of $5.1 million at December 31, 2004. Our principal source of liquidity during this period was our secondary public offering of common stock that generated net proceeds of $25.4 million and operating income of $23.6 million. We currently have no bank debt or term or revolving credit facilities to fund operations or investment opportunities. Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. At September 30, 2005, cash equivalents consist of monies in money market accounts and marketable securities consist of auction-rate certificates with original maturities of greater than three months as more fully described in Note 2 of the consolidated financial statements.

In the nine months ended September 30, 2005, net cash flow generated by operations was $25.3 million, an increase of $20.9 million from the $4.4 million operating cash flow generated in the first nine months of 2004. This increase was due to higher operating income. Net changes in operating assets and liabilities increased cash flow from operations by $3.9 million in the nine months ended September 30, 2005, with changes in components generally due to the larger scale of the business. Increases in accounts payable ($12.3 million), income tax payable ($2.7 million) and accrued payroll and related benefits ($2.5 million) were offset by increases in inventory ($8.0 million) and trade receivables ($5.3 million).

In the nine months ended September 30, 2005, net cash used in investing activities consisted of purchases of $45.1 million of marketable securities and $2.3 million in capital expenditures. The capital expenditures relate primarily to information technology, office and leasehold improvements for the warehouse expansion and warehouse equipment.

In the nine months ended September 30, 2005, net cash provided by financing activities was $27.2 million, representing net proceeds of $25.4 million from an underwritten secondary public stock offering and of $1.8 million from the exercise of common stock options.

Based on our ability to generate earnings, the variable nature of a portion of our expenditures, and our cash and marketable securities balances at September 30, 2005, management believes that we have the ability to continue operations through 2006. However, there can be no assurance that we will be able to sustain profitability or, if necessary, obtain additional funds to meet operating and investment needs in the future. Currently, there is no credit facility in place to fund working capital or investment needs.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

Seasonality

Historically, our revenue has been highest in the first quarter and lowest in the third or fourth quarter of our fiscal year. However, in 2005, our third quarter revenue exceeded our first quarter revenue and our second quarter revenue due to our increased level of advertising and marketing spending.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretation, that we currently use. We are required to adopt Statement No. 123R beginning January 1, 2006. We have not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to significantly increase the amount we record as compensation expense in 2006 and thereafter.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at September 30, 2005, our cash and cash equivalents at that date of $9.2 million were maintained in bank accounts and our marketable securities at that date of $45.1 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of September 30, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	November 8, 2005
Michael J. Hagan
Chairman of the Board and Chief Executive Officer (principal executive officer)

BY:	/S/ JAMES D. BROWN	November 8, 2005
James D. Brown
Executive Vice President, Administration and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

No.	Description
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code