Form 10-K
period 2005-12-31
NUTRI SYSTEM INC /DE/
filed 2006-03-14
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number 0-28551

NutriSystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Welsh Road, Building 1, Suite 100 Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, was $415,261,692. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ National Market on June 30, 2005.

Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2006: 35,796,103 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive proxy statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s annual meeting of stockholders to be held on May 9, 2006, are incorporated by reference into Part III of this Form 10-K.

NutriSystem, Inc.

Special Note Regarding Forward-Looking Statements

Except for the historical information contained herein, this Annual Report (“Report”) on Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Risk Factors.” Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading marketer and provider of a weight management system based on a portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with fresh milk, fruit and vegetables. Most of our customers order on an auto-delivery basis, which we call Autoship, in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our Autoship program is currently priced at $289 per shipment, or about $10 per day for a full day’s supply of three entree meals and one snack. Our food is shelf stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store. As part of our weight management program, we provide online and telephone counseling and support to our customers using our trained diet counselors.

In December 2003, we introduced our current line of portion-controlled, prepared meals under the NutriSystem Nourish name. Our NutriSystem Nourish program consists of over 130 food items that are designed to rank low on the glycemic index. The glycemic index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates. We sell our weight management programs primarily through a direct-to-consumer sales and distribution approach using the internet and telephone (89% of 2005 revenue), the QVC Shopping Network (7% of 2005 revenue) and other channels that accounted for 3% of 2005 revenue.

On our website, www.nutrisystem.com, our customers can order 24 hours a day, seven days a week. Our customers can either choose one of our pre-set food packages or customize their monthly food orders for their specific tastes. We ship orders directly to our customers through our fulfillment center as well as through third-party fulfillment providers.

In December 2002, a new management team led by our CEO, Michael J. Hagan, and our President, George Jankovic, began a series of strategic initiatives to revitalize our brand and attract new customers, including: hiring key management executives in marketing, product development and fulfillment; using market research to position our brand properly; launching a cohesive direct response marketing program; building systems to measure our advertising performance; and launching the NutriSystem Nourish food program.

To promote our brand, we market our weight management system through multiple media, including television, print, direct mail, internet and public relations. As a result of our promotional efforts, our program has been featured on reality television shows, magazines and other media outlets. In 2003, we started our short-form television advertising campaign. In late 2004, we added print media in the form of newspaper and magazine advertisements. In 2005, we accelerated our use of print media, actively tested long format television (infomercial) advertising and increased our focus on direct mail using our customer lists.

Competitive Strengths

We believe that our system offers consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods. We intend to capitalize on the following competitive strengths to grow:

Product Efficacy.    We believe our customers are very satisfied with our products and believe they have lost weight while using our program. A customer survey conducted by the National Business Research Institute in December 2005 found that clients lost an average of 19.4 pounds in just under 12 weeks on the NutriSystem weight loss program and 92% of those surveyed would refer our program to others.

Strong Brand Recognition.    We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for more than 30 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

Low Cost, Highly Scalable Model.    Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, in our direct channel we generate revenue through the internet and telephone. Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and, as of early 2006, we outsource approximately 90% of our fulfillment operations to a third-party provider.

Superior Consumer Value Proposition.    Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their order through the internet or over the phone and have their food delivered directly to their home. This affords our customers the convenience and anonymity that other diets which rely on weight-loss centers cannot ensure. Additionally, we provide our customers with a month of food, including breakfast, lunch, dinner and desserts, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. At a cost of about $10 a day for three meals and a snack, we believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors charge such a fee.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population. A study from the Centers for Disease Control and Prevention completed in 2002 estimated that 65% of the adult population is overweight and 31% is obese, an increase from 45% and 13%, respectively, in 1962:

According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type.

Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be thin. According to Gallup surveys, approximately 74 million people in the United States were on a diet at some point in 2004. Approximately 6 million participated in commercial weight loss programs and 53 million conducted some form of self-directed diet. We believe the NutriSystem Nourish program is well positioned to attract both types of dieters.

Competition

The weight loss industry consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as Weight Watchers, Jenny Craig and LA Weight Loss, online diet-oriented sites such as eDiets.com, self-administered products and programs such as Atkins and the South Beach Diet and medically supervised programs.

We believe that the principal competitive factors in the weight loss market are:

•	the availability, convenience and effectiveness of the weight reduction program;

•	brand recognition and trustworthiness;

•	new products;

•	program pricing; and

•	the ability to attract and retain customers through promotion and personal referral.

Based on these factors, we believe that we can compete effectively in the weight management industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing a well-recognized food-based program using the direct channel, we believe that we have a competitive advantage in our market.

Our Products and Services

For 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program and counseling. Trained counselors are available an average of 19 hours per day, 7 days per week to answer questions and make recommendations to help each customer achieve his or her weight loss goals. Customers support, encourage and share information with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our website and emailed to our customers weekly.

In December 2003, we introduced NutriSystem Nourish, our current line of pre-packaged, portion-controlled food sold under the NutriSystem brand. Our NutriSystem Nourish program consists of over 130 food items that are designed to rank low on the glycemic index, thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. NutriSystem Nourish also features new, easy-to-use exercise and behavior modification programs. Dieters also receive our checkbook-sized meal planner, dining out guide and food catalog.

Typically, our customers purchase monthly food packages containing 28 breakfasts, lunches, dinners and desserts, which they supplement with fresh milk, fruit and vegetables. Most customers order on an Autoship basis in which we send food to the customers on a monthly basis until notified by the customer to cease shipments. With the Autoship program, a full day’s supply of entrees and desserts currently is priced at about $10.00 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On our website, customers can order food 24 hours a day, seven days a week.

The features of our weight loss program address many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program in which they do not have to weigh or measure foods or count calories, carbohydrates or points.

Marketing

Our primary marketing objective is to cost-effectively promote our established brand and to build sales of our weight management program through our direct channel. We use a combination of online and traditional offline advertising and promotional strategies to accomplish this objective.

Offline Advertising.    Offline advertising is used to encourage qualified customers to call or visit our website and increase awareness of the program. We reach our target audiences primarily through a combination of television, print and direct mail advertising. We use unique toll-free numbers and URLs to individually track the response of our advertisements. On television and in print, direct response—focused advertisements capitalize on our brand name and focus on “before and after” comparisons and/or the program’s simplicity, convenience and “good” carbohydrate features. Direct mail and outbound telemarketing are companions to the media advertising and consist of mailings and calls to direct customers who have purchased or others who have signed up for access to our services.

Online Advertising.    Our online advertising strategy includes the use of keyword search terms, affiliate programs, email newsletters and targeted direct email programs. We currently place the bulk of our online banner advertising through affiliate programs that compensate advertisers on a cost per customer acquired basis.

Promotion.    We have had success generating visibility for our program in various press, television and radio outlets. For example, our promotional success includes receiving favorable mentions in popular consumer publications such as People, Women’s World, First For Women and Men’s Health. Moreover, we have promoted our brand and product by engaging individuals who have appeared in various reality television programs including Fox Television’s “Joe Millionaire” (Zora Andrich) and “The Swan II” (all contestants).

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone and our call center processes virtually all of them, with a nominal percentage handled by third party call centers that manage volume spikes and periods outside of normal operating hours. Our weight loss program is also sold through QVC, which represented 7% of revenue in 2005.

As of January 31, 2006, we employed approximately 90 weight loss counselors and 170 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders, and staffing increased substantially in 2005 as revenue and orders increased. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors handle some in-bound sales calls but primarily focus on in-bound counseling calls, email and voicemails. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents and counselors typically operate from as early as 5 a.m. to 12 midnight, seven days per week. Sales agents are paid primarily on commission while counselors receive an hourly wage.

Counselors typically come from our sales program and have suitable backgrounds and temperaments to talk with our customers. Our counselors are more experienced and have more training than our sales agents. Counselors are trained in our meal plan, our internet chat service, email, voicemail, motivational techniques and customer service problem solving.

Customer Service

As of January 31, 2006, we employed approximately 120 customer service representatives. Customer service representatives are trained to handle in-bound calls and email from customers that have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to arrival date of their order shipment, report of missing or damaged items, credits and exchanges and requests to end Autoship deliveries. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are typically available from 8 a.m. to 12 midnight, Monday through Friday, and 8:30 a.m. to 5 p.m. on Saturday. Customer service representatives are paid an hourly wage.

Fulfillment

We operate an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or website customer interface, with order processing and shipping, and allows internet customers to access shippers’ order tracking numbers online. Our computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities. Management believes the integration of our shipping systems with the operations of our outsourced fulfillment operations is satisfactory.

Except in periods of unusually high demand, management believes that virtually all direct customer orders are shipped within two days of the day received. Direct customers are not charged for their orders until the ordered product is shipped. Management estimates that we can ship to 90% of the domestic population from our owned or outsourced warehouse facilities within four business days using standard ground transportation. We ship to our customers using Federal Express, United Parcel Service or the United States Postal Service. We do not currently charge customers for shipping and handling on Autoship food orders.

As of February 2006, approximately 90% of our fulfillment is handled by our outsourced provider. In order to meet higher demand for our products, we added two outsourced fulfillment locations in the fourth quarter of 2005 and another in the first quarter of 2006. In the fourth quarter we also added a number of second shifts at our fulfillment centers. As of February 2006, we have one company-owned fulfillment center and five outsourced locations.

Product Development

All of our foods and supplements are currently outsourced from more than 30 manufacturers or vendors. Our product development department primarily creates ideas and concepts for weight management that our outsourced food manufacturers use to develop the new products based on our specifications. All of our new foods are created based on either new programs that we develop such as NutriSystem Nourish or to support our current program. Also, new foods are presented to us by food manufacturers to see if they are compatible with our program. Most of our foods are created from market research and customer requests, as well as recommendations from our manufacturers. All of our new foods are evaluated for nutrition, compliance with our program, taste by using testing panels and cost. The number of SKUs we introduce each year varies depending on whether we are introducing a new program like NutriSystem Nourish, where over 100 new items were created, or updating an existing program where approximately 20 new products are typically introduced.

Our Customers

Based on our surveys and market research, our typical customer is female (over 80%), approximately 44 years of age and weighs 210 lbs. In early 2006 we initiated an advertising program directed toward men. We believe that, on average, our customers want to lose approximately 60 lbs. over a period of time. We believe our typical customers stay on our program for ten to eleven weeks (including the one free week most customers obtain with their initial order), lose 1.5 to 2.0 pounds per week and have tried other popular diet programs. Most of our customers say they would recommend the program to others and value the following NutriSystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

Information Systems

Our website, which is based on internally developed software and other third party software, is hosted in New York, New York at an AT&T data center with a backup at our headquarters in Horsham, Pennsylvania. Both facilities provide redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment on which our website operates. Our servers and our network are monitored 24 hours a day, seven days a week. Servers at both sites are connected on a continuous, real-time basis, which allows us to move our website from primary to backup without any loss of data. Our servers run with a threshold of no more than 70%. Once the server load reaches this level, we receive pager and email notifications. This safeguard allows us to add new web servers to our server farms as needed to maintain low server load and avoid disruption.

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we use a secure server (SSL) to transfer information. Our secure server software encrypts all information entered before it is sent to our server. All customer data is protected against unauthorized access. We use VeriSign and CyberSource software to secure our credit card transactions.

Slim and Tone Franchise Business

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees provide women with an exercise facility that is safe, convenient, comfortable, supportive and one that meets their fitness needs. Members obtain a 30-minute workout using hydraulic resistance training equipment. Franchise operators now offer the NutriSystem Nourish program to their members, providing a comprehensive weight loss program that brings together diet and exercise. As of December 31, 2005, there were 117 Slim and Tone franchise centers open and operating. Revenue from our Slim and Tone operations represent 1% of 2005 revenue.

In the physical fitness market, many current and potential competitors have larger customer bases, similar or greater brand recognition, and significantly greater financial, marketing and other resources. The women’s express workout market is dominated by Curves, which operates in approximately 9,000 locations. Competitors have and are expected to continue to adopt aggressive pricing schemes and innovative product and service offerings. Increased competition may result in reduced operating margins, an inability to increase market share and a diminished brand franchise for our company.

To succeed as a franchisor, Slim and Tone must have a successful network of franchisees and attract new franchisees to the business. We believe that we can compete effectively in these areas and that our diet program enhances Slim and Tone’s market position and provides us with additional brand recognition.

Employees

As of January 31, 2006, we had approximately 470 administrative, sales, counseling and customer service personnel, 100 employees dedicated to fulfillment and 19 employees in marketing. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. However, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending. We believe the overall impact of seasonality on revenue is difficult to predict at this time. As a franchisor in the women’s express workout market, Slim and Tone experiences relatively little seasonality.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2005 are as follows:

Name	Age	Position
Michael J. Hagan	43	Chief Executive Officer and Chairman of the Board of Directors

George Jankovic	38	President, Chief Operating Officer and Director

James D. Brown	47	Executive Vice President, Administration, Chief Financial Officer, Secretary & Treasurer

Thomas F. Connerty	43	Executive Vice President and Chief Marketing Officer

Bruce Blair	49	Senior Vice President, Operations and Chief Information Officer

Michael J. Hagan has served as the Chairman of our Board and as our Chief Executive Officer since December 2002. Prior to joining us, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business internet and software company, and held a number of executive positions at Verticalnet, Inc. since its founding in 1995, including Chairman of the Board from February 2002 to May 2005, President and Chief Executive Officer from January 2001 to February 2002, Executive Vice President and Chief Operating Officer from January 2000 to January 2001 and Senior Vice President prior to that time. Mr. Hagan is also a trustee of American Financial Realty Trust and a director of Verticalnet, Inc.

George Jankovic has served as our President and Chief Operating Officer since December 2002 and has been a member of our Board since February 2003. Prior to joining us, Mr. Jankovic was a private investor from December 2001 until December 2002. Mr. Jankovic was the founder, Chairman and Chief Executive Officer of beMany, a provider of residential telecom and energy services, from September 1999 to November 2001.

James D. Brown has served as our Chief Financial Officer since December 1999, our Treasurer since January 2000, our Secretary since January 2003 and our Executive Vice President, Administration since April 2005.

Thomas F. Connerty has served as Executive Vice President and Chief Marketing Officer since November 2004. Prior to joining us, Mr. Connerty was the Vice President of Marketing at the Nautilus Group, a retailer of commercial and home use fitness equipment, including the Bowflex Home Gym, from 1999 to 2004.

Bruce Blair has served as our Senior Vice President, Operations and Chief Information Officer since April 2005. Prior to joining us, Mr. Blair was the Chief Information Officer and Executive Vice President of Creditek, a finance and accounting outsourcing firm from March 2003 to March 2005. Before Creditek, Mr. Blair was the President of GovXcel, a leading application provider of software used by municipalities to automate back office functions, from January 2001 to December 2001. He also served as Chief Information Officer and Senior Vice President of Operations at Verticalnet, Inc. from March 1999 to December 2000.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occur, the Company’s business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise.

Our marketing expenditures were $47.8 million, $7.5 million and $3.5 million in 2005, 2004 and 2003, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brand and our program;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

•	select the right market, media and specific media vehicle in which to advertise; and

•	convert consumer inquiries into actual orders.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. We may not be able to manage our marketing expenditures on a cost-effective basis whereby our customer acquisition cost may exceed the contribution profit generated from each additional customer.

If we are able to grow our business, we may not be able to manage our growth successfully.

If we are able to increase our customer base and grow our business, we will face business risks commonly associated with rapidly growing companies, including the risk that existing management, information systems and financial controls may be inadequate to support our growth. We cannot predict whether we will be able to respond on a timely basis, or at all, to the changing demands that our growth may impose on our existing management and infrastructure. For example, increasing demands on our infrastructure could cause any of the following:

•	delays in order intake time both on our website as well as through call centers;

•	delays in order processing, packaging and shipping;

•	failures to provide our customers with their specific food selections;

•	inadequate numbers of telephone counselors, customer service representatives and other personnel; and

•	an inability to route all calls during spikes to the appropriate personnel.

If we fail to adapt our management, information systems and financial controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer.

We rely on third parties to provide us with adequate food supply and certain fulfillment, internet, networking and call center services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers.    We rely solely on third-party manufacturers to supply all of the food and other products we sell, the top three of which supplied approximately 60% of our food in 2005. We currently have a written contract with only two of these manufacturers and therefore are not assured of an adequate supply or pricing on a long-term basis. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the NutriSystem brand.

Fulfillment.    Approximately 90% of our order fulfillment is handled by a third party, Ozburn-Hessey Logistics, or OHL. Should OHL be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing OHL on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet, Networking and Call Centers.    Our business also depends on a number of third parties for internet access, networking and call center services, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our website or call centers become unavailable for a noticeable period of time due to internet or communication failures, our business could be adversely affected, including harm to our brand and loss of sales.

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;

•	delivery problems;

•	internal inefficiencies;

•	equipment failure;

•	natural or man-made disasters; and

•	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) compliance issues.

We are dependent on the QVC Shopping Network for a significant percentage of revenue.

In 2005, sales of our products through our relationship with the QVC Shopping Network accounted for 7% of our revenue. For 2006, we have a one year contractual agreement with QVC with an automatic extension unless either party decides not to extend the agreement and a minimum level of sales has not been achieved for the year. Under the QVC agreement, QVC controls when and how often our products and services are offered on-air, and we are not guaranteed any minimum level of sales or transactions. QVC has the exclusive right to promote our products using direct response television programs other than our own infomercials during the contract term and on a non-exclusive basis for two years thereafter. If QVC elects not to renew the agreement or reduces airtime for promoting our products, our operating profits will suffer and we will be prohibited from selling our products through competitors of QVC for six months after the termination of the agreement.

We may be subject to claims that our personnel are unqualified to provide proper weight loss advice.

Most of our counselors for our weight management program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our customers alleging that our personnel lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our personnel have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health-related claims from our customers.

Our weight loss program does not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management program. For example, our predecessor businesses suffered substantial losses due to health-related claims and related publicity. Currently, we are neither subject to any such allegations nor have we been named in any such litigation. However, if we were, we would defend ourselves against such claims. Defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our results of operations. Further, our general liability insurance may not cover claims of these types.

The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our business could be significantly affected.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Some of our competitors are significantly larger than us and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our weight management program. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our business could be significantly affected. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

New weight loss products or services may put us at a competitive disadvantage.

On an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than us, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and “easier” than a portion-controlled meal plan would put us at a disadvantage in the marketplace and our results of operations could be negatively affected.

If we pursue competitive advertising, we may be subject to litigation from our competitors.

If we pursue competitive advertising, our competitors may pursue litigation regardless of its merit and chances of success. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

If consumers do not widely accept an online or telephonic source for weight management products and services, we will be unable to increase our customer base.

Our success depends on attracting and retaining a high volume of online and telephonic customers. Factors that could prevent or delay the widespread consumer acceptance of purchasing weight management products and services online or by telephone include problems with or customer concerns about:

•	the security of online or telephonic transactions;

•	the loss of privacy with respect to personal weight and health information;

•	delays in responses to inquiries;

•	delivery time associated with online or telephone orders, compared to the immediate receipt of products at a store or weight loss center;

•	shipping charges, which do not apply to shopping at stores or traditional weight loss centers;

•	the ability to return or exchange orders;

•	the absence of face-to-face contact with counselors and other dieters; and

•	the loss of the discipline, accountability and support associated with group sessions.

If these or other factors cause existing and potential customers not to accept our direct-to-consumer business strategy, we will not be able to maintain our growth and our operating results will suffer.

Future acquisitions and the pursuit of new business opportunities present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or new business.

A component of our growth strategy is to acquire existing businesses or pursue other business opportunities in the market for weight management and fitness products and services. Even if we succeed in acquiring or building such businesses, we will face a number of risks and uncertainties, including:

•	difficulties in integrating newly acquired or newly started businesses into existing operations, which may result in increasing operating costs that would adversely affect our operating income and earnings;

•	the risk that our current and planned facilities, information systems, personnel and controls will not be adequate to support our future operations;

•	diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results;

•	dependence on key management personnel of acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel;

•	the risk that the new products or services we may introduce or begin offering, whether as a result of internal expansion or business acquisitions, will not gain acceptance among consumers and existing customers;

•	the risk that new efforts may have a detrimental effect on our brand;

•	the risk that we will face competition from established or larger competitors in the new markets we may enter, which could adversely affect the financial performance of any businesses we might acquire or start; and

•	the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve any return on our investment in that new business.

If we do not continue to receive referrals from existing customers, our customer acquisition cost may increase.

We rely on word of mouth advertising for a portion of our new customers. If our brand suffers or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new customers and generating revenue will increase, which will, in turn, have an adverse affect on our profitability.

We use spokespersons to promote our products. If these spokespersons suffer adverse publicity, our revenue could be adversely affected.

Our marketing strategy depends in part on celebrity spokespersons, such as Zora Andrich and Kat Carney, as well as customer spokespersons to promote our weight management program. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations.

If we cannot protect and enforce our trademarks and other intellectual property rights, our brand and our business will suffer.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. The actions we take to establish and protect our trademarks and other proprietary rights may prove to be inadequate to prevent imitation of our products or services or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may develop similar trademarks or other intellectual property independently or assert rights in our trademarks and other proprietary rights. If so, third parties may seek to block or limit sales of our products and services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights. If we cannot protect our trademarks and other intellectual property rights, or if our trademarks or other intellectual property rights infringe the rights of third parties, the value of our brand may decline, which would adversely affect our results of operations.

We are dependent on our Chief Executive Officer and other key executive officers for future success.

Our future success depends to a significant degree on the skills, experience and efforts of Michael J. Hagan, our Chief Executive Officer, and other key executive officers. The loss of the services of any of these individuals could harm our business. Only two of our key executive officers, George Jankovic and Thomas F. Connerty, have employment agreements with us. In addition, we have not obtained life insurance on any key executive officers. If any key executive officers left us or were seriously injured and became unable to work, the business could be harmed.

Development of our Slim and Tone business may have a negative impact on our core business.

Development of our Slim and Tone business may require us to divert some of our capital resources and management’s time away from our weight management business. Since our Slim and Tone franchisees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, may have negative impact on both our Slim and Tone and NutriSystem brands. Further, if we have to deal with disputes with our Slim and Tone franchisees regarding operations and other contractual issues, our management’s attention could be diverted which could have an adverse affect on our core business.

Our Slim and Tone subsidiary is subject to franchise law and regulations that govern its status as a franchisor and regulates aspects of its franchise relationships. Slim and Tone’s ability to develop facilities and to enforce contractual rights against its franchisees may be adversely affected by these laws and regulations, which could cause its franchise revenue to decline and adversely affect our growth strategy.

Slim and Tone is subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission (the “FTC”), as well as similar authorities in individual states and other jurisdictions, in connection with the offer, sale and termination of Slim and Tone franchises and the regulation of the franchisor-franchisee relationship. Failure to comply with these laws could subject both Slim and Tone and us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, Slim and Tone franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. Our Slim and Tone business may encounter compliance problems from time to time and material disputes may arise with one or more Slim and Tone franchisees. Accordingly, Slim and Tone’s failure to comply with applicable franchise laws and regulations, or disputes with Slim and Tone franchisees, could have a material adverse effect on our results of operations, financial condition and growth strategy.

Provisions in our certificate of incorporation may deter or delay an acquisition of us or prevent a change in control, even if an acquisition or a change of control would be beneficial to our stockholders.

Provisions of our certificate of incorporation (as amended) may have the effect of deterring unsolicited takeovers or delaying or preventing a third party from acquiring control of us, even if our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation (as amended) permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of our common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

Risks Related to Our Industry

The weight loss industry is subject to adverse publicity, which could harm our business.

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the NutriSystem weight loss program led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our predecessor businesses in 1993. More recently, our predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our predecessor businesses to close all of their company-owned weight loss centers.

Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research reports or publicity that are perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our weight loss program and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

Our industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. We continue to be subject to these consent decrees, which restrict how we advertise the successes our customers have achieved in losing weight through the program and require us to include the phrase “results not typical” in advertisements. Regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

Changes in consumer preferences and discretionary spending could negatively impact our operating results.

Our program features pre-packaged food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from our pre-packaged food and support and counseling services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects.

Additionally, the success of our business and our operating results are dependent on discretionary spending by consumers. A decline in discretionary spending could adversely affect our business, financial condition, operating results and cash flows. Our business could also be adversely affected by general economic conditions, demographic trends, consumer confidence in the economy and changes in disposable consumer income.

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as we do not have contractual indemnification rights against our other suppliers, and our other remedies against third parties and our existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease two locations in Horsham, Pennsylvania and one location in Yardley, Pennsylvania. The two Horsham locations total approximately 121,600 square feet of office and warehouse space at a combined annual rent of $1,141,789. One lease in Horsham expires in 2009, while the other expires in 2010. We also lease 1,400 square feet at an annual rent of $23,669 in Yardley, Pennsylvania, where our Slim and Tone business was formerly located. In late 2005, Slim and Tone relocated to Horsham. This lease expires in November 2006. In 2005, we obtained additional fulfillment capacity in Chambersburg, Pennsylvania; Sparks, Nevada; Edwardsville, Missouri; and McDonough, Georgia through an outsourced provider. We also use an additional third party fulfillment provider in Pennsauken, New Jersey during periods of peak demand. We have no lease obligations to any of our outsourced fulfillment providers. Management believes the Horsham facility, combined with the outsourced fulfillment capacity, are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock traded on the NASDAQ OTC Bulletin Board from May 26, 2001 to May 11, 2004, on the American Stock Exchange from May 12, 2004 to June 22, 2005 and currently trades on the NASDAQ National Market. The Company’s common stock trades under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ OTC Bulletin Board, American Stock Exchange and NASDAQ National Market.

	High	Low
2005 First Quarter	$6.71	$2.81
2005 Second Quarter	15.00	6.00
2005 Third Quarter	25.25	14.52
2005 Fourth Quarter	44.15	25.30

2004 First Quarter	$4.01	$1.69
2004 Second Quarter	4.00	1.65
2004 Third Quarter	1.98	1.09
2004 Fourth Quarter	3.14	1.42

As of March 7, 2006, the Company had approximately 325 record holders of its common stock.

The Company has not declared or paid any dividends since its inception. The Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and other Financial Data.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company’s Consolidated Financial Statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements included as Items 7 and 8, respectively, in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003		2002	2001
Statement of Operations Data:
Revenue:
Total revenue	$212,506	$37,996	$22,575		$27,569	$23,798

Costs and expenses:
Cost of revenue	109,431	21,612	14,870		17,655	14,385
Marketing	47,793	7,548	3,539		1,263	3,565
General and administrative	21,009	7,039	5,829		5,902	5,169
New program development	—	—	599		—	—
Depreciation and amortization	983	268	223		336	418

Operating income (loss) from continuing operations	33,290	1,529	(2,485)		2,413	261

Other income (loss)	—	134	—		(100)	77
Equity in losses of affiliate	—	—	(157)		(143)	—
Interest income, net	860	36	57		41	98
Income tax provision (benefit)	13,135	680	(3,397	)(a)	—	—
Discontinued operation	—	—	—		200 (b)	813	(b)

Net income	$21,015	$1,019	$812		$2,411	$1,249

Basic earnings per share:
Continuing operations	$0.64	$0.03	$0.03		$0.08	$0.01
Discontinued operation	—	—	—		—	0.03
Disposal of discontinued operation	—	—	—		0.01	—

Basic	$0.64	$0.03	$0.03		$0.09	$0.04

Diluted earnings per share:
Continuing operations	$0.59	$0.03	$0.03		$0.08	$0.01
Discontinued operation	—	—	—		—	0.03
Disposal of discontinued operation	—	—	—		0.01	—

Diluted	$0.59	$0.03	$0.03		$0.09	$0.04

Weighted average shares outstanding
Basic	32,898	29,206	26,733		26,475	28,156
Diluted	35,618	31,842	27,064		26,917	28,201

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$45,968	$4,201	$2,684	$3,005	$1,118
Working capital	65,470	5,100	5,664	4,445	2,310
Total assets	107,246	17,825	13,688	8,277	6,387
Non-current liabilities	254	272	2	255	123
Stockholders’ equity	78,966	12,175	9,291	5,249	3,488

(a)	In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.
(b)	In 2001, the Company recorded an operating profit of $813 from a discontinued operation (Sweet Success). In 2002, the Company recorded a gain of $200 upon the sale of the intellectual property associated with Sweet Success.

The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

Background

We provide weight management and fitness products and services. Our diet program was originally developed by predecessor businesses that operated through company-owned and franchised weight loss centers. We no longer operate company-owned weight loss centers and we terminated our last franchise agreements in 2003. As of December 31, 2005, there were 13 independent center-based distributors who operate without franchise agreements, which we refer to as the case distributor channel. In 1998, we initiated a marketing program using independent commissioned representatives, which we call the field sales channel. In late 1999, we began selling directly to the consumer through the Internet and by telephone, or our direct channel. In 2001, we began selling foods through QVC, a television shopping network. Our prepackaged foods are sold to weight loss program participants through the direct channel, QVC, the field sales channel and the case distributor channel. Substantially all of our revenue is generated domestically.

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell our diet program in their centers as commissioned representatives. We purchased Slim and Tone for $1.0 million in cash at closing, $450,000 paid into escrow and a seller note for $450,000 payable in three annual installments commencing December 31, 2005. As of December 31, 2005, there were 117 Slim and Tone franchise centers open and operating.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8.

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

Reserves for Returns.    We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2005, 2004 and 2003 were $15.7 million, $2.2 million and $822,000, respectively. The reserve for returns incurred but not received and processed was $1.5 million and $139,000 at December 31, 2005 and 2004, respectively.

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

During 2005, the tax deduction from the exercise of certain stock options eliminated taxable income. As a result, we had federal net operating loss carryforwards of $12.9 million and state net operating loss carryforwards of $22.5 million at December 31, 2005. Net operating losses will begin to expire in 2014.

Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of deferred taxes and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was reduced, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded. A portion of the deferred tax asset recognized arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction we eliminated $290,000 of goodwill and credited equity by $790,000. Management continues to believe that the deferred tax assets are realizable at December 31, 2005 based on our projected levels of profits, schedule of reversal of deferred taxes and tax strategies.

Currently, we are recording income taxes at a rate equal to the combined federal and state statutory rates. For the year ended December 31, 2005, we recorded $13.1 million of income taxes, which was recorded at an estimated annual effective tax rate of 38.5%. For the year ended December 31, 2004, we recorded income tax expense of $680,000, which reflected an estimated annual effective tax rate of 40.0%.

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

Cost of Revenue.    Cost of revenue consists primarily of the cost of the products sold, including compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card discounts, packing material and the write-off of obsolete packaging and product. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenue also includes the fees paid to independent distributors and sales commissions. Cost of revenue for Slim and Tone consists of the costs incurred associated with the opening of a franchise center.

Marketing Expense.    Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. We follow the American Institute of Certified

Public Accountants Statement of Position 93-7, “Reporting for Advertising Costs.” Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

General and Administrative Expenses.    General and administrative expenses consist of compensation for administrative, information technology, counselors (excluding commissions) and customer service personnel, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Income, Net.    Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes.    We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Reclassifications

Beginning with the second quarter of 2004, we reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on direct sales from general and administrative expenses to cost of revenue. At the same time, we reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenue. Prior year amounts have been reclassified to conform to the current period presentation.

Overview of the Direct Channel

Our revenue and profitability have increased substantially from 2004 to 2005 driven primarily by profitable growth in the direct channel. In the years ended 2005 and 2004, the direct channel represented 89% and 81%, respectively, of our revenue. We have increased direct channel revenue largely by increasing the number of new customers. New customer growth is dependent on our ability to increase purchases of marketing media in a cost effective manner. Factors influencing the cost effectiveness of our advertising include the perceived value proposition offered to our target consumers, the quality of the advertisements and the cost and availability of various forms of media. We also generate new customers by referrals made by existing customers. We anticipate that we will generate an increasing amount of revenue from returning customers in the future as the number of former customers accumulates.

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

To be consistent with the presentation of our consolidated financial statements, we began including commissions in cost of revenue in our overview of the direct channel in 2005. Prior year amounts have been adjusted to conform to the current period presentation.

Financial and Operating Statistics for the Direct Channel

(in thousands, except customer data)

	2005	2004	2003
Revenue	$189,274	$30,798	$14,712
Cost of revenue	91,534	15,950	7,888

Gross margin	$97,740	$14,848	$6,824
% of revenue	51.6%	48.2%	46.4%
Marketing	$47,313	$7,537	$3,539
% of revenue	25.0%	24.5%	24.1%
New customers
Program	338,040	48,377	16,744
Total	347,337	51,783	22,960
Marketing/new customer
Program	$140	$156	$211
Total	$136	$146	$154
New customer revenue/new customer
Program	$516	$482	$467
Total	$505	$460	$381

Direct revenue increased 515% in 2005 from 2004. In 2005, the number of new customers acquired increased by 295,554, or 571%, over 2004. In percentage terms, the revenue increase trailed the new customer increase primarily because a higher proportion of 2005 new customers were obtained later in the year and a portion of the revenue from these customers should fall in 2006. The increase in new customers is primarily attributable to higher marketing spending; marketing increased $39.8 million, or 528% in 2005 compared to 2004. The cost effectiveness of the marketing spend also improved by one critical measure: overall marketing spend per new customer was $136 in 2005 compared to $146 in 2004. We increased marketing spending in 2005 in part because the spending became more effective.

Direct gross margin increased to 51.6% in 2005 from 48.2% in 2004, primarily driven by pricing net of the effect of program enhancements (5.0 percentage points) partially offset by increased promotional costs primarily arising from our “Week Free” promotion on initial orders (1.9 percentage points).

In 2005, new customer revenue per new customer increased $45, or 10%, over 2004. The increase is primarily due to a 13% price increase in 2005.

Customers that initially purchased in a prior year contributed approximately $14.0 million to revenue in 2005 compared to $7.0 million to revenue in 2004.

Comparing direct channel results in 2004 to 2003, revenue increased 109%. In 2004, the number of new customers acquired increased by 28,823, or 126%, over 2003. The increase in new customers is primarily attributable to higher marketing spending; marketing increased 113% in 2004 compared to 2003. The cost effectiveness of the marketing spend also improved by one critical measure: overall marketing spend per new customer was $146 in 2004 compared to $154 in 2003.

Direct gross margin increased to 48.2% in 2004 from 46.4% in 2003 primarily due to increased pricing for our program and a charge in 2003 of $529,000 related to the write-off of obsolete old program product and packaging.

In 2004, revenue per new customer increased $79, or 21%, over 2003. The increase is primarily a function of an increased emphasis on obtaining program new customers. In 2004, program new customers represented 93% of all new customers, while in 2003, these customers represented 73% of all new customers. In addition, program new customers acquired in 2004 generated more revenue in 2004 than the same customer group did in 2003. Finally, in 2004 a higher percentage of new customers were obtained in December, which implies more revenue from 2004 new customers fell into the subsequent year than was the case in 2003.

Customers that initially purchased in a prior year contributed approximately $7.0 million to revenue in 2004 and $6.0 million to revenue in 2003.

Overview of Distribution via a Television Home Shopping Network

In the second quarter of 2001, we began distributing our proprietary prepackaged food through QVC, a television home shopping network. In 2005, this channel represented 7% of our revenue as compared to 11% of our revenue in 2004. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales to QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $15.6 million in 2005 and $4.2 million in 2004. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased in 2005 versus 2004 because more shows aired and the sales per minute of air-time increased.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
REVENUE	$212,506	$37,996	$174,510	459%

COSTS AND EXPENSES:
Cost of revenue	109,431	21,612	87,819	406%
Marketing	47,793	7,548	40,245	533%
General and administrative	21,009	7,039	13,970	198%
Depreciation and amortization	983	268	715	267%

Total costs and expenses	179,216	36,467	142,749	391%

Operating income	33,290	1,529	31,761	2077%
OTHER INCOME (LOSS)	—	134	(134)	(100%)
INTEREST INCOME, net	860	36	824	2289%

Income before income taxes	34,150	1,699	32,451	1910%
INCOME TAXES	13,135	680	12,455	1832%

Net income	$21,015	$1,019	$19,996	1962%

% of revenue
Gross margin	48.5%	43.1%
Marketing	22.5%	19.9%
General and administrative	9.9%	18.5%
Operating income	15.7%	4.0%

Revenue.    Revenue increased to $212.5 million for the year ended December 31, 2005 from $38.0 million for the year ended December 31, 2004. The revenue increase of $174.5 million, or 459%, resulted from increased direct sales ($158.5 million), QVC sales ($11.4 million) and the field sales channel ($2.7 million) plus the addition of Slim and Tone ($2.3 million), offset by decreased sales in our case distributor channel ($360,000). In the year ended December 31, 2005, direct accounted for 89% of total revenue, while QVC, field sales, case distributor and Slim and Tone revenue accounted for 7%, 2%, 1% and 1% of revenue, respectively. In 2004, the comparable percents were 81%, 11%, 5%, 3% and 0%, respectively.

Costs and Expenses.    Cost of revenue increased $87.8 million to $109.4 million for the year ended December 31, 2005 from $21.6 million for the year ended December 31, 2004. Gross margin as a percent of revenue increased to 48.5% in 2005 from 43.1% in 2004. The increase in gross margin is primarily attributable to a 3.4 percentage point increase in our direct channel gross margin (discussed above) and a greater proportion of our revenue was represented by the higher margin direct channel (89% in 2005 versus 81% in 2004). The remaining increase in gross margin is primarily attributable to the full year impact of Slim and Tone, which was acquired in December 2004, and therefore had minimal impact on 2004 results.

Marketing expenses increased $40.3 million to $47.8 million in 2005 from $7.5 million in 2004. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($38.8 million), payroll related to marketing and advertising ($764,000) and production of television advertising ($510,000). In total, advertising media spending was $44.1 million in 2005 and $5.3 million in 2004. Fourth quarter 2005 marketing expenses included about $380,000 in production costs for infomercial and short form television advertisements that were charged to expense when they first aired in November and December 2005. This compares to the fourth quarter 2004 when marketing expenses included about $800,000 in production and talent costs for an infomercial and short form television advertisements that were charged to expense when they first aired in late December 2004.

General and administrative expenses increased $14.0 million to $21.0 million in 2005 from $7.0 million in 2004. The increase is attributable to higher costs associated with the increase in revenue, especially compensation and benefits costs ($7.4 million); professional, computer and temporary staffing services ($3.1 million); telephone and internet expenses ($944,000); office related expenses including rent and supplies ($901,000); sales, use and miscellaneous taxes ($540,000); travel and conference expenses ($427,000); new product and program development and associated packaging expenses ($405,000); and insurance ($306,000). General and administrative expenses in 2005 included approximately $965,000 in costs associated with our Sarbanes-Oxley compliance initiatives including consulting and accounting fees, but excluding compensation expense for additional internal staff.

Interest Income, Net.    Interest income, net increased $824,000 to $860,000 in 2005 from $36,000 in 2004 primarily due to higher average balances in cash and marketable securities.

Income Taxes.    In 2005, we recorded income tax expense of $13.1 million, which reflects an effective tax rate of 38.5%. The effective tax rate in 2005 was less than the statutory rate due to reduction of a state tax valuation allowance and tax-free interest income. In 2004, we recorded $680,000 of income tax expense for the reporting period. The effective tax rate in 2004 was 40.0%.

Net Income.    For the year ended December 31, 2005, net income increased by $20.0 million to $21.0 million from net income of $1.0 million in 2004. The increase in net income in 2005 is primarily due to higher gross profit in 2005 versus 2004 resulting from increased revenue offset by higher advertising and marketing spending, general and administrative expenses and income taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	$ Change	% Change
REVENUE	$37,996	$22,575	$15,421	68%

COSTS AND EXPENSES:
Cost of revenue	21,612	14,870	6,742	45%
Marketing	7,548	3,539	4,009	113%
General and administrative	7,039	5,829	1,210	21%
New program development	—	599	(599)	(100%)
Depreciation and amortization	268	223	45	20%

Total costs and expenses	36,467	25,060	11,407	46%

Operating income	1,529	(2,485)	4,014	NMF
OTHER INCOME (LOSS)	134	—	134	NMF

EQUITY IN LOSSES OF AFFILIATE	—	(157)	157	100%

INTEREST INCOME, net	36	57	(21)	(37%)

Income before income taxes	1,699	(2,585)	4,284	NMF
INCOME TAXES	680	(3,397)	4,077	NMF

Net income	$1,019	$812	$207	25%

% of revenue
Gross margin	43.1%	34.1%
Marketing	19.9%	15.7%
General and administrative	18.5%	25.8%
Operating income	4.0%	(11.0%)

Revenue.    Revenue increased to $38.0 million for the year ended December 31, 2004 from $22.6 million for the year ended December 31, 2003. The revenue increase of $15.4 million, or 68%, resulted from increased direct sales ($16.1 million) and the field sales channel ($129,000) plus the addition of Slim and Tone ($84,000), offset by decreased sales to QVC ($450,000) and case distributor ($428,000). In the year ended December 31, 2004, direct accounted for 81% of total revenue, while QVC, field sales and case distributor revenue accounted for 11%, 5% and 3% of total revenue, respectively. In 2003, the comparable percents were 65%, 21%, 8% and 6%, respectively.

Costs and Expenses.    Cost of revenue increased $6.7 million in the year ended December 31, 2005 to $21.6 million from $14.9 million for the year ended December 31, 2004. Gross margin as a percent of revenue increased to 43.1% in 2004 from 34.1% in 2003. The increase in gross margin is primarily due to a mix shift toward the higher margin direct channel, to higher pricing for the new NutriSystem Nourish program and to a $529,000 write-off of old program inventory and packaging recorded in cost of sales in 2003.

Marketing expenses increased $4.0 million to $7.5 million in 2004 from $3.5 million in 2003. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($3.2 million), public relations ($436,000), production of television advertising ($419,000) and payroll related to marketing and advertising ($231,000) offset by a decrease in market research and consulting ($252,000). Fourth quarter 2004 marketing expenses included about $800,000 in production and talent costs for an infomercial and short form television advertisements that were charged to expense when they first aired in late December. Fourth quarter 2003 results included $751,000 in marketing expenses associated with the launch of the NutriSystem Nourish program.

General and administrative expenses increased $1.2 million to $7.0 million in 2004 from $5.8 million in 2003. The increase is attributable to higher costs associated with the increase in revenue, especially compensation ($973,000) and rent ($177,000). In general and administrative expenses in 2003, we recorded litigation expense related to the franchise lawsuit of $238,000, and $198,000 expense related to the Reno warehouse closing costs. Primarily in the fourth quarter of 2003, we incurred $599,000 in expenses associated with new program development in order to create the NutriSystem Nourish program. New program expenses include the new package design costs and development of program specifications. For the year ended December 31, 2003, we recorded a loss of $157,000, respectively, under the caption “Equity in losses of affiliate,” representing our investment in an affiliate. In 2004, we made no additional investments in the affiliate.

Interest Income, Net.    Interest income, net decreased $21,000 to $36,000 from $57,000 in 2003 primarily due to lower interest rates on invested funds.

Income Taxes.    In 2004, we recorded $680,000 of income taxes due to the income for the reporting period. The effective tax rate in 2004 is 40.0%. In 2003, we recorded a $3.4 million income tax benefit related to the recognition of deferred tax assets (see Note 10 of the consolidated financial statements).

Net Income.    In 2004, net income increased by $207,000 to $1.0 million from net income of $812,000 in 2003. The increase in net income in 2004 is primarily due to higher gross profit in 2004 versus 2003 resulting from increased revenue offset by income tax expense of $680,000 recorded in 2004 compared to a $3.4 million income tax benefit recorded in 2003.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, our principal commitments consisted of an obligation under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Food vendor agreement	$9.5	$0.0	$9.5	$—	$—
Operating and capital leases	5.3	1.3	3.9	0.1	—
Note payable	0.3	0.2	0.1	—	—

	$38.6	$21.5	$17.0	$0.1	$—

In 2004, we entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225,000 for each employee per year and other fringe benefits and payments upon termination.

During the second quarter of 2005, we entered into a capital lease agreement for our telephone systems. This is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183,000 based on an annual interest rate of 6%. The lease requires payments of $4,000 per month.

Also during the second quarter of 2005, we entered into an agreement with a food vendor. The agreement is for a term of three years expiring June 1, 2008. The agreement requires us to make minimum cumulative purchases of $20.0 million through 2006 and $33.0 million through 2007. Through December 31, 2005, we have made aggregate purchases under this agreement of $23.5 million. We will incur penalties of 15% of the shortfall if we do not reach the required minimum purchases. We anticipate we can meet the remaining $9.5 million cumulative requirement through 2007. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded.

In the fourth quarter of 2005, we entered into an employment agreement. The agreement has a term of two years, with automatic one-year renewal terms. This agreement provides for base compensation of $200,000 per year, a restricted stock grant of 25,570 shares vesting in equal annual installments over three years and other fringe benefits and payments upon termination.

Other than the lease, the agreement with the food vendor and the employment agreement, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2005, we had net working capital of $65.5 million, an increase of $60.4 million from the $5.1 million net working capital balance at December 31, 2004. Cash and cash equivalents at December 31, 2005 were $3.9 million, a decrease of $300,000 from the balance of $4.2 million at December 31, 2004; however, we had $42.1 million invested in marketable securities at December 31, 2005. Our principal sources of liquidity during this period were net proceeds from an underwritten secondary stock offering and cash flow from operations. At December 31, 2005, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, we have a seller note obligation of $300,000 at the end of 2005. We currently have no off-balance sheet financing arrangements.

In the year ended December 31, 2005, we generated a cash flow of $17.6 million from operations, an increase of $14.8 from cash flow from operations of $2.8 million in 2004. The increase in cash flow from operations is attributable to higher operating income. Net changes in operating assets and liabilities decreased cash flow from operations by $17.5 million in 2005, with changes in components generally due to the larger scale of the business. Increases in inventories ($30.5 million), trade receivables ($6.5 million) and other assets ($3.1 million) were offset by increases in accounts payable ($21.5 million). In the fourth quarter of 2005, we had negative cash flow from operations of $7.7 million, primarily attributable to a $22.5 million increase in inventory in the quarter. We increased inventory in the fourth quarter in order to meet anticipated demand in the first quarter of 2006. Based on preliminary results for the first quarter of 2006, we believe the increase in inventory levels was appropriate.

In the year ended December 31, 2005, net cash used in investing activities was $47.2 million, which primarily consisted of purchase of marketable securities ($41.8 million) and capital expenditures ($5.4 million) incurred to increase web site capacity and fulfillment operations, as well as computer equipment and leasehold improvements related to staff additions and office expansion.

In the year ended December 31, 2005, net cash provided by financing activities was $29.4 million, which primarily represents proceeds from an underwritten secondary stock offering ($25.4 million) and the exercise of stock options and warrants ($4.1 million).

Under a series of Board of Directors authorizations to repurchase up to 5,000,000 shares of our common stock, we repurchased a total of 2,760,291 shares from March 2001 through June 2003, at an average purchase price of $0.56 per share. On May 2, 2005, our Board terminated our share repurchase program.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

We have not declared or paid any dividends since inception. The Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. However, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending. We believe the overall impact of seasonality on revenue is difficult to predict at this time. As a franchisor in the women’s express workout market, Slim and Tone experiences relatively little seasonality.

Recently Issued Accounting Pronouncements

SFAS 123R, Share-Based Payment.    SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company currently uses. The Company will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method. The Company’s net income for the years ended December 31, 2005, 2004 and 2003 would have been reduced by $1.4 million, $728,000 and $493,000, respectively, had the Company adopted SFAS No. 123.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at December 31, 2005, our cash and cash equivalents at that date of $3.9 million were maintained in bank accounts and our marketable securities at that date of $41.8 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 36 through 56 hereto and is incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of December 31, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in a reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with management and board of director authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting. This report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report in Internal Control over Financial Reporting, that NutriSystem, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). NutriSystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that NutriSystem, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, NutriSystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2006

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

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

See Index to the Consolidated Financial Statements which begins on page 36 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 57 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited the accompanying consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2006

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,902	$4,201
Marketable securities	42,066	—
Trade receivables	7,517	1,028
Inventories	34,153	3,679
Deferred income taxes	1,577	421
Other current assets	4,281	1,149

Total current assets	93,496	10,478
FIXED ASSETS, net	6,002	1,197
IDENTIFIABLE INTANGIBLE ASSETS	1,351	1,615
GOODWILL	465	465
DEFERRED INCOME TAXES	5,787	3,938
OTHER ASSETS	145	132

	$107,246	$17,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable and capital lease obligation	$171	$136
Accounts payable	25,886	4,359
Accrued payroll and related benefits	963	368
Deferred revenue	856	311
Other current liabilities	150	204

Total current liabilities	28,026	5,378
NOTE PAYABLE AND CAPITAL LEASE OBLIGATION	254	272

Total liabilities	28,280	5,650

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding—35,432,055 at December 31, 2005 and 30,132,860 at December 31, 2004)	35	30
Additional paid-in capital	79,149	33,378
Accumulated deficit	(218)	(21,233)

Total stockholders’ equity	78,966	12,175

	$107,246	$17,825

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31
	2005	2004	2003
REVENUE	$212,506	$37,996	$22,575

COSTS AND EXPENSES:
Cost of revenue	109,431	21,612	14,870
Marketing	47,793	7,548	3,539
General and administrative	21,009	7,039	5,829
New program development	—	—	599
Depreciation and amortization	983	268	223

Total costs and expenses	179,216	36,467	25,060

Operating income (loss)	33,290	1,529	(2,485)

OTHER INCOME	—	134	—

EQUITY IN LOSSES OF AFFILIATE	—	—	(157)

INTEREST INCOME, net	860	36	57

Income (loss) before income taxes	34,150	1,699	(2,585)
INCOME TAXES	13,135	680	(3,397)

Net income	$21,015	$1,019	$812

BASIC INCOME PER SHARE	$0.64	$0.03	$0.03

DILUTED INCOME PER SHARE	$0.59	$0.03	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	32,898	29,206	26,733
Diluted	35,618	31,842	27,064

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Treasury Stock	Total
BALANCE, January 1, 2003	26,218,937	$26	$27,963	$324	$(23,064)	$—	$5,249
Net income	—	—	—	—	812	—	812
Stock-based costs	41,000	—	220	—	—	—	220
Exercise of stock options	127,666	—	43	—	—	—	43
Exercise of warrants	43,518	—	47	(47)	—	—	—
Issuance of common shares	2,300,000	2	2,298	—	—	—	2,300
Purchase of treasury stock	(220,100)	—	—	—	—	(123)	(123)
Retirement of treasury stock	—	—	(123)	—	—	123	—
Recognition of previously reserved deferred tax asset	—	—	790	—	—	—	790

BALANCE, December 31, 2003	28,511,021	28	31,238	277	(22,252)	—	9,291
Net income	—	—	—	—	1,019	—	1,019
Stock-based costs	108,500	—	322	—	—	—	322
Exercise of stock options	982,159	1	586	—	—	—	587
Exercise of warrants	531,180	1	661	(277)	—	—	385
Tax benefit from stock option exercises	—	—	571	—	—	—	571

BALANCE, December 31, 2004	30,132,860	30	33,378	—	(21,233)	—	12,175
Net income	—	—	—	—	21,015	—	21,015
Stock-based costs	36,500	—	137	—	—	—	137
Exercise of stock options	2,786,070	3	4,132	—	—	—	4,135
Issuance of common shares	2,476,625	2	25,397	—	—	—	25,399
Tax benefit from stock option exercises	—	—	16,105	—	—	—	16,105

BALANCE, December 31, 2005	35,432,055	$35	$79,149	$—	$(218)	$—	$78,966

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,015	$1,019	$812
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Equity in losses of affiliate	—	—	157
Depreciation and amortization	983	268	223
Deferred tax (benefit) expense	(3,005)	110	(3,397)
Loss on disposal of fixed assets	59	—	152
Stock—based costs	137	322	220
Tax benefit from stock option exercises	16,105	571	—
Accrued interest income	(266)	—	—
Imputed interest expense	23	1	—
Changes in operating assets and liabilities excluding the effects of acquisition—
Restricted cash	—	250	75
Trade receivables	(6,489)	(580)	(47)
Inventories	(30,474)	845	(1,639)
Other assets	(3,148)	(585)	198
Accounts payable	21,527	828	1,946
Accrued payroll and related benefits	595	179	47
Deferred revenue	545	27	(493)
Other liabilities	(54)	(460)	(174)

Net cash provided by (used in) operating activities	17,553	2,795	(1,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(41,800)	—	—
Capital additions	(5,436)	(688)	(528)
Cash paid for acquisition of a business	—	(1,562)	—
Investment in affiliates	—	—	(93)

Net cash used in investing activities	(47,236)	(2,250)	(621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net of offering costs	25,399	—	2,300
Exercise of stock options and warrants	4,135	972	25
Payment on note payable	(150)	—	—
Treasury stock purchases, at cost	—	—	(105)

Net cash provided by financing activities	29,384	972	2,220

NET CHANGE IN CASH AND CASH EQUIVALENTS	(299)	1,517	(321)

CASH AND CASH EQUIVALENTS, beginning of year	4,201	2,684	3,005

CASH AND CASH EQUIVALENTS, end of year	$3,902	$4,201	$2,684

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through 13 independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. Substantially all of the Company’s revenue is generated domestically.

On December 2, 2004, the Company acquired Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers (see Note 3). Slim and Tone franchisees now sell NutriSystem’s diet program in their centers as commissioned representatives. As of December 31, 2005, there are 117 Slim and Tone franchise centers currently open and operating.

Since NutriSystem’s inception in 1972, the businesses have operated in various organizational and legal structures, and were subject to a bankruptcy proceeding in 1993, which was discharged in 1994. NutriSystem became a publicly traded company in October 1999. In September 2000, the Company changed its name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, the Company changed its name to NutriSystem, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2005 and December 31, 2004, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of December 31, 2005, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as a current asset as the investments are considered to be trading securities.

Restricted Cash

In 2003 and years prior, the Company was required under certain vendor arrangements to maintain cash deposited in banks restricted for the benefit of the vendors. The restrictions were eliminated in 2004.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Beginning in the fourth quarter of 2005 the Company included inbound freight expenses as part of capitalized inventory costs. The impact of not previously capitalizing is not material to the 2004 and 2003 consolidated financial statements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Capital leases are amortized on a straight-line basis over the respective lease terms. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Slim and Tone in December 2004 (see Note 3). Identifiable intangible assets represent trade names and trademarks, customer relationships, procedural manuals and covenants not to compete acquired in the transaction. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired of Slim and Tone. The Company does not amortize trade names, trademarks and goodwill due to their indefinite life, but management reviews these assets at least annually for impairment. The other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives (see Note 6).

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2005 and December 31, 2004, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Investment Carried Under the Equity Method

The Company invested $93 in 2003 and $155 in 2002 for a 25% interest in Imagine Weight Loss Center, LLC (“Imagine”), a start up company formed to provide diet and fitness programs in center locations. There were no additional investments made in 2004 or 2005. In addition to the cash investments, the Company provided indemnifications to certain affiliates of Imagine amounting to $52 at December 31, 2003 and 2004. For the year ended December 31, 2003, the Company recorded a loss of $157 in the consolidated statement of operations under the caption “Equity in losses of affiliate”, representing the Company’s portion of the losses incurred by Imagine. As of December 31, 2005, the Company had no commitment to make further investments in Imagine. A liability of $52 at December 31, 2004, is included in “Other current liabilities” in the accompanying consolidated balance sheets. This liability was satisfied with a cash payment in 2005.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment from the Company’s and third-party warehouses to the end-customer in the case of Company sales or sales through QVC, independent commissioned representatives and Slim and Tone franchisee, and to the case distributor for sales through case distributors. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly and the estimated returns reserve is adjusted quarterly.

In 2003, QVC distributed the Company’s products to QVC customers. In other periods, the Company shipped products sold through QVC directly to the consumer. Revenue for products distributed through QVC is recognized when the products are shipped to the end-consumer.

Revenue from product sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenue from shipping and handling charges was $1,125, $401, and $359 in 2005, 2004 and 2003, respectively.

Revenue for Slim and Tone consists primarily of franchise fees and royalties. Revenue for franchise fees is recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Dependence on Key Customer / Suppliers

Approximately 7%, 11% and 20% of the Company’s revenue for the years ended December 31, 2005, 2004 and 2003, respectively, relates to sales through QVC. Accounts receivable from QVC at December 31, 2005 and December 31, 2004, were $410 and $50, respectively.

In 2005 approximately 36%, 14% and 10%, respectively, of inventory purchases were from three suppliers. The Company has a supply arrangement with one of these vendors that requires the Company to make minimum purchases (see Note 8). In 2004, these vendors supplied 46%, 26% and 6% of total purchases and in 2003 these vendors supplied 25%, 28% and 7% of total purchases.

In 2005 and 2004, the Company outsourced approximately 75% of its fulfillment operations to a third-party provider.

Vendor Rebates

Certain of the Company’s suppliers provide for rebates based on purchasing levels. The Company accounts for these rebates on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $2,402 and $32 at December 31, 2005 and 2004, respectively, has been recorded in trade receivables in the accompanying consolidated balance sheet. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred. At December 31, 2005 and 2004, $137 and $0, respectively, of capitalized direct-mail advertising costs are included in other current assets and $1,027 and $253 of costs have been prepaid for upcoming advertisements and promotions. Media expense was $44,084, $5,274 and $2,099 in 2005, 2004 and 2003, respectively.

Accounting for Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives.

The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Landlord/tenant incentives are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

At December 31, 2002, deferred tax assets were offset by a full valuation allowance. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years and projected level of profits that recognition of deferred tax assets was more likely than not. As a result, the valuation allowance was reduced and a deferred tax asset and a deferred tax liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the consolidated statement of operations (see Note 10).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, marketable securities, trade receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments. The carrying amount of the note payable approximates the fair value.

Net Income Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income:	$21,015	$1,019	$812

Weighted average shares outstanding:
Basic	32,898	29,206	26,733
Effect of dilutive stock options and warrants	2,720	2,636	331

Diluted	35,618	31,842	27,064

Earnings per common share:
Basic	$0.64	$0.03	$0.03

Diluted	$0.59	$0.03	$0.03

In 2005, 2004 and 2003, common stock equivalents from stock options and warrants representing 102,728, 1,290,334 and 750,666 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

Stock Options

Through December 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense, if any, was recognized on a straight line basis over the option vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“SFAS No. 148”), the Company elected to continue to apply the intrinsic-value-based method of accounting and adopted only the disclosure requirements. See Recently Issued Accounting Pronouncements for required changes to accounting for share-based payments effective for the Company on January 1, 2006.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Year Ended December 31
	2005	2004	2003
Net income:
As reported	$21,015	$1,019	$812
Add: stock-based employee compensation expense included in reported net income, net of tax	16	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(1,404)	(728)	(493)

Pro forma	$19,627	$291	$319

Basic net income per share:
As reported	$0.64	$0.03	$0.03

Pro forma	$0.60	$0.01	$0.01

Diluted net income per share:
As reported	$0.59	$0.03	$0.03

Pro forma	$0.58	$0.01	$0.01

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	117.1%	122.2%	103.9%
Risk-free interest rate	4.04%	3.86%	2.29%
Expected life (in years)	5.6	5.6	6.2

The weighted average fair value of the options issued in 2005, 2004 and 2003 was $10.08, $2.08 and $0.54, respectively.

Cash Flow Information

The Company made payments for income taxes of $307, $40 and $35 and minimal interest payments in 2005, 2004 and 2003, respectively.

In 2005, the Company entered into a capital lease obligation for $183.

In connection with the acquisition of Slim and Tone (see Note 3), the Company entered into a $450 note payable to the seller.

Recently Issued Accounting Pronouncements

SFAS 123R, Share-Based Payment.    SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company currently uses. The Company will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method. The Company’s net income for the years ended December 31, 2005, 2004 and 2003 would have been reduced by $1,388, $728 and $493, respectively, had the Company adopted SFAS No. 123.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Beginning with the second quarter of 2004, the Company reclassified compensation related to fulfillment, the costs of outside fulfillment and commissions paid on direct sales from general and administrative expenses to cost of revenue. At the same time, the Company reclassified the cost of non-food materials provided with customer purchases from marketing to cost of revenue. Prior year and interim quarter amounts have been reclassified to conform to the current period presentation.

3.	ACQUISITION

On December 2, 2004, the Company acquired Slim and Tone to unite diet and exercise for successful weight loss. The purchase price consists of $1,000 cash payment to the seller at closing, a $450 deposit into an escrow account for the benefit of the seller and a seller note for $450 (see Note 7). The acquisition was accounted for under the purchase method of accounting and the operating results of the acquired business have been included in the consolidated statements of operations and cash flows from the acquisition date through December 31, 2005. Revenue of Slim and Tone was $2,345 for the year ended December 31, 2005 and $84 for the period from the date of acquisition (December 2, 2004) through December 31, 2004. Operating costs of Slim and Tone for the corresponding periods in 2005 and 2004 were $3,467 and $125, respectively.

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

$1,969

Segment disclosures and pro forma statement of operations data for 2004 and 2003 have not been included for Slim and Tone as the operations and assets are not material in relation to the consolidated financial statements.

4.	MARKETABLE SECURITIES

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents
Demand deposits	$3,621	$—	$3,621
Money market accounts	281	—	281

December 31, 2005	$3,902	$—	$3,902

Marketable securities
Auction-rate securities	$41,800	$266	$42,066

December 31, 2005	$41,800	$266	$42,066

Cash and cash equivalents
Demand deposits	$941	$—	$941
Money market accounts	3,010	—	3,010
Certificate of deposit	250	—	250

December 31, 2004	$4,201	$—	$4,201

As of December 31, 2005, auction rate securities consist of higher education, variable interest bonds.

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31
	2005	2004
Furniture and fixtures	$943	$225
Equipment	5,550	1,632
Leasehold improvements	1,366	594

	7,859	2,451
Accumulated depreciation	(1,857)	(1,254)

	$6,002	$1,197

Depreciation expense was $719, $259 and $223 in 2005, 2004 and 2003, respectively.

6.	IDENTIFIABLE INTANGIBLE ASSETS

The Company recorded the following identifiable intangible assets in connection with the acquisition of Slim and Tone.

	Weighted Average Amortization Period	December 31, 2005	December 31, 2004
Amortizable intangible assets
Customer relationships	10.0 years	$580	$580
Procedures manuals	1.5 years	120	120
Covenant not to compete	2.0 years	4	4

Total amortizable intangible assets		704	704

Less accumulated amortization		(273)	(9)

Net amortizable intangible assets		431	695

Non-amortizable intangible assets
Trade name/ trademark		920	920

		$1,351	$1,615

The identifiable intangible assets are amortized over the above noted periods on a straight line basis other than customer relationships, which is amortized based on the estimated timing of the value obtained (under which the majority of the amortization expense will be recognized in the first two years of service). Amortization expense for 2005 and 2004 (for the period from the acquisition date through December 31, 2005) was $264 and $9, respectively. Estimated amortization expense for the amortizable intangible assets for the next five years is $166 in 2006, $96 in 2007, $65 in 2008, $44 in 2009 and $28 in 2010.

7.	NOTE PAYABLE AND CAPITAL LEASE OBLIGATION

In connection with the acquisition of Slim and Tone, the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $23 in 2005 and $1 from the acquisition date through December 31, 2004. Under the terms of the note agreement, the Company made a payment of $150 on December 31, 2005 and will make a payment of $150 on December 31, 2006 and 2007. The seller is now an employee of the Company.

In the second quarter of 2005, the Company entered into a capital lease agreement for telephone systems. The lease is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183 based on an annual interest rate of 6%. The lease requires a payment of $4 per month.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of three to six years. The lease for the corporate headquarters has a renewal option for an additional two year period. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more years, consist of the following at December 31, 2005:

2006	$1,307
2007	1,306
2008	1,341
2009	1,295
2010	51

$5,300

Total rent expense for 2005, 2004 and 2003 was $912, $663 and $485, respectively.

The Company is involved in certain various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225 for each employee per year and other fringe benefits and payments upon termination. In 2005, the Company entered into an employment agreement. The agreement has a term of two years, with automatic one-year renewal terms. This agreement provides for base compensation of $200 per year and other fringe benefits and payments upon termination.

In June 2005, the Company entered into an agreement with a food vendor for a term of three years expiring June 1, 2008. The agreement requires the Company to make minimum cumulative purchases of $9,000 through 2005, $20,000 through 2006 and $33,000 through 2007. Through December 31, 2005, the Company made aggregate purchases under this agreement of $23,500. The Company anticipates it will meet the cumulative requirements through 2007. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products.

9.	COMMON STOCK

Common Stock

In 2003, the Company issued 2,300,000 shares of common stock in a private placement and 127,666 shares upon the exercise of stock options and received proceeds of $2,300 and $25, respectively. The Company also issued 41,000 shares of common stock as compensation to certain consultants and spokespersons per their contract and 43,518 shares upon the cashless exercise of warrants.

In 2004, the Company issued 982,159 shares of common stock upon the exercise of stock options and received proceeds of $587 and 108,500 shares of common stock as compensation to certain consultants and spokespersons per their contract. The Company also issued 531,180 shares of common stock upon exercise of common stock warrants and received proceeds of $385.

In 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock and received net proceeds of $25,399. In addition, the Company issued 2,786,070 shares of common stock in 2005 upon the exercise of stock options and received proceeds of $4,135. Also in 2005, the Company issued 36,500 shares of common stock as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $107. In December 2005, the Company granted 28,010 shares of restricted common stock with a three year vesting period. The Company recorded compensation expense of $30 in the accompanying consolidated statement of operations for the year ended December 31, 2005 in connection with the issuance of restricted common stock.

Treasury stock is accounted for using the cost method. In 2003, the Company purchased and subsequently retired 220,100 shares of common stock for an aggregate cost of $123 (an average price of $0.56 per share). No shares were purchased in 2004 or 2005, and in 2005, the Company terminated its stock repurchase program.

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

10.	INCOME TAXES

Income taxes consist of the following:

	Year Ended December 31
	2005	2004	2003
Current	$—	$—	$—
Deferred	13,339	680	(1,173)
Change in deferred valuation allowance	(204)	—	(2,224)

	$13,135	$680	$(3,397)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
Statutory federal income tax rate	35.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	4.9	6.0	(6.0)
Tax exempt income	(0.7)	—	—
Other	(0.1)	—	—
Change in deferred tax valuation allowance	(0.6)	—	(91.4)

	38.5%	40.0%	(131.4)%

The Company recognized a deferred tax asset of $16,105 in 2005 from the exercise of certain stock options and recorded this amount as an increase to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax asset—
Reserves and accruals	$927	$129
Goodwill	433	428
Net operating loss carryforward	5,974	3,815
Other	176	339

	7,510	4,711
Valuation allowance	(125)	(329)

	7,385	4,382
Deferred tax liability—
Property and equipment	(21)	(23)

	$7,364	$4,359

At December 31, 2005, the Company had net operating loss carryforwards of approximately $12,900 and $22,500 for federal and state tax purposes, respectively. As a result of a change of control transaction which occurred in December 2002, approximately $2,000 of the net operating loss carryforwards are subject to usage limitations pursuant to the rules of Internal Revenue Code section 382. Net operating losses will begin to expire in 2014.

Through March 2003, a valuation allowance had been maintained for the deferred tax asset based on management’s assessment that the deferred tax asset would not be realized given the historical taxable levels of income (loss), the uncertainty of future operating results, tax planning strategies, and the expiration date of net operating loss carryforwards. In the second quarter of 2003, management determined based on an analysis of the cumulative level of pretax profits over the past three years, projected levels of profits, schedule of reversal of deferred taxes, and tax strategies that recognition of the benefits related to deferred tax assets was more likely than not. As a result, the valuation allowance was reduced, a deferred tax asset was recorded on the consolidated balance sheet and an income tax benefit was recorded. A portion of the deferred tax asset recognized arose prior to a 1999 merger transaction; in order to reflect the recognition of the deferred tax asset on the previously recorded merger transaction the Company eliminated $290 of goodwill and credited equity by $790. Management continues to believe that the deferred tax assets are realizable at December 31, 2005 based on the projected levels of profits, schedule of reversal of deferred taxes, and tax strategies.

Starting in 2001, the Company offset taxable income for federal tax purposes with net operating loss carryforwards. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. However, the state taxable income in 2005, 2004 and 2003 is below the annual limitation.

The Company incurred a tax loss for 2005 as a direct result of the exercise of certain stock options which provided a tax deduction of approximately $39,000. Absent the tax deduction for the exercise of the aforementioned options, the Company would have attained profitability for federal and state income tax purposes. Accordingly, the Company’s net operating losses and corresponding deferred asset increased in 2005. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $17,000 for federal and $26,000 for state tax purposes prior to the expiration of the net operating loss carryforwards. The taxable loss for 2005, 2004 and 2003 was approximately $(3,500), $(900) and $(3,300), respectively. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax assets.

11.	STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has two stock option plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. Under these plans, a variety of equity investments can be offered including incentive and nonqualified stock options to purchase shares of the Company’s common stock and shares of common stock can be granted to key employees. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,100,000 shares of common stock , respectively, for issuance. At December 31, 2005, options to purchase 145,100 shares were available for grant under these plans.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which a variety of equity investments are offered including nonqualified stock options to purchase shares of the Company’s common stock or shares of common stock can be granted to non-employee directors and consultants to the Company. The Director Plan authorizes up to 1,500,000 shares of common stock for issuance. At December 31, 2005, 711,660 shares were available for grant under this plan.

Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option is granted. To date, all of the options issued under the Equity Incentive Plans expire ten years from the issue date and all of the options issued under the Director Plan expire between three months and ten years from the issue date. The Board also determines the option exercise price per share and vesting provisions. Options issued to employees generally vest over a three year period.

The following table summarizes the options granted, exercised and cancelled in 2003, 2004 and 2005:

	Number of Shares	Average Exercise Price
Outstanding, January 1, 2003	2,456,500	1.91
Granted	2,866,000	0.74
Exercised	(127,666)	0.46
Cancelled	(357,667)	3.72

Outstanding, December 31, 2003	4,837,167	1.12
Granted	1,481,834	2.39
Exercised	(982,159)	0.60
Cancelled	(198,666)	1.81

Outstanding, December 31, 2004	5,138,176	1.56
Granted	501,900	11.83
Exercised	(2,786,070)	1.49
Cancelled	(121,169)	0.80

Outstanding, December 31, 2005	2,732,837	3.55

The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price
$ 0.33 – $ 0.99	1,057,560	7.3	$0.57
$ 1.00 – $ 1.99	293,371	6.9	$1.75
$ 2.00 – $ 2.99	875,006	8.8	$2.59
$ 3.00 – $ 9.99	290,000	8.3	$6.40
$10.00 – $19.99	75,000	8.0	$14.97
$20.00 – $31.99	141,900	9.7	$23.57

	2,732,837	8.0	$3.55

At December 31, 2005, 2004 and 2003, options to purchase 740,170, 2,324,755, and 2,186,742 shares were exercisable with a weighted-average exercise price of $2.14, $1.64 and $1.65 per share, respectively.

In 2003, an employee exercised options to purchase 50,000 shares of common stock ($18,500 total exercise price) by tending 28,462 shares of common stock previously held.

The Company issued 400, 33,333 and 330,666 stock options to non-employees in 2005, 2004 and 2003, respectively, in addition to stock options granted in prior years. These options vest over various periods and resulted in compensation expense of $6, $102 and $159 in 2005, 2004 and 2003, respectively. Compensation costs for these stock options were recorded as general and administrative expenses in the accompanying consolidated statements of operations. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	116.0%	70.0%	70.0%
Risk-free interest rate	3.2%	1.7% – 3.2%	4.80%
Contract life (in years)	2.5	0.25 – 2.5	0.5-10.0

In 2005, 2004 and 2003, the Company authorized the issuance of 3,660, 35,000 and 50,000 shares of common stock as compensation to the Board of Directors resulting in a $150, $100 and $185 stock-based compensation expense, respectively. These shares were charged to expense when authorized, but issued in the subsequent year. In addition, in 2005, 2004 and 2003, the Company issued a total of 1,500, 58,500 and 41,000 shares of common stock, respectively, to non-employees for services. The value of the shares issued is $4, $135 and $79 in 2005, 2004 and 2003, respectively. The stock-based compensation costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2005, 3,589,597 shares of common stock are reserved for the exercise of stock options and other types of equity investment that may be issued.

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

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 4% for 2005, 2004 and 2003 of the employee’s annual salary. Employees vest immediately in their contributions and the Company contribution. The Company’s contributions in 2005, 2004 and 2003 were $281, $137 and $106, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31
	2005	2004	2003
Balance at beginning of year	$139	$71	$26
Provision for estimated returns	15,676	2,164	822
Actual returns	(14,278)	(2,096)	(777)

Balance at end of year	$1,537	$139	$71

The provision for estimated returns and actual returns increased in 2005 and 2004 due to the higher level of new customers.

14.	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)

2005:
Revenue	$37,428	$40,943	$64,518	$69,617	$212,506
Gross margin	$16,955	$20,093	$31,821	$34,206	$103,075
Income before income taxes	$5,380	$7,200	$11,445	$10,125	$34,150
Net income	$3,228	$4,321	$7,195	$6,271	$21,015
Income per basic share	$0.11	$0.14	$0.21	$0.18	$0.64

Income per diluted share	$0.10	$0.12	$0.19	$0.17	$0.59

2004:
Revenue	$13,282	$9,179	$7,655	$7,880	$37,996
Gross margin	$5,723	$3,978	$3,231	$3,452	$16,384
Income (loss) before income taxes	$1,242	$1,263	$201	$(1,007)	$1,699
Net income (loss)	$745	$758	$121	$(605)	$1,019
Income (loss) per basic share	$0.03	$0.03	$0.00	$(0.02)	$0.03

Income (loss) per diluted share	$0.02	$0.02	$0.00	$(0.02)	$0.03

The quarterly consolidated financial data for the fourth quarter of 2005 reflects the inclusion of inbound freight expenses as part of capitalized inventory (See Note 2). The impact of not previously capitalizing these costs is not material to the quarterly consolidated financial data for 2005 and 2004. If these costs had been capitalized in prior periods then the reported net income for the fourth quarter of 2005 would be reduced by $309 and net income per diluted share would be $0.01 lower.

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce)

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*3.1	Certificate of Incorporation

*3.2	By-laws

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999 incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

**10.6	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company

**10.7	2000 Equity Incentive Plan of the Company

10.21	Employment Agreement dated December 22, 2004 between George Jankovic, the Company's President and Chief Operating Officer and NutriSystem Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 22, 2004.

10.22	Agreement dated April 26, 2005 between NutriSystem, Inc. and QVC, Inc.

10.23	Employment agreement dated October 4, 2004 between NutriSystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 18, 2005.

10.24	Agreement dated June 14, 2005 between Truitt Bros., Inc. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

No.	Description

10.25	Agreement dated September 16, 2005 between NutriSystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

10.26	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 23, 2005.

21.1	Subsidiaries of NutriSystem Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ MICHAEL J. HAGAN
Michael J. Hagan,
Chairman of the Board and Chief Executive Officer

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/s/ MICHAEL J. HAGAN	March 13, 2006
Michael J. Hagan
Chairman of the Board and Chief Executive Officer

BY:	/s/ JAMES D. BROWN	March 13, 2006
James D. Brown
Chief Financial Officer and Principal Accounting Officer

BY:	/s/ DJORDJE (GEORGE) JANKOVIC	March 13, 2006
Djordje (George) Jankovic
President, Chief Operating Officer and Director

BY:	/s/ IAN J. BERG	March 13, 2006
Ian J. Berg
Director

BY:	/s/ ROBERT F. BERNSTOCK	March 13, 2006
Robert F. Bernstock
Director

BY:	/s/ MICHAEL DIPIANO	March 13, 2006
Michael DiPiano
Director

BY:	/s/ WARREN V. (PETE) MUSSER	March 13, 2006
Warren V. (Pete) Musser
Director

BY:	/s/ BRIAN P. TIERNEY	March 13, 2006
Brian P. Tierney
Director

BY:	/s/ STEPHEN T. ZARRILLI	March 13, 2006
Stephen T. Zarrilli
Director