Form 10-K/A
period 2005-12-31
NUTRI SYSTEM INC /DE/
filed 2006-04-27
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2006: 35,796,103 shares

DOCUMENTS INCORPORATED BY REFERENCE

None. Portions of the definitive proxy statement filed on April 5, 2006 with the Securities and Exchange Commission for NutriSystem Inc.’s annual meeting of stockholders to be held on May 9, 2006 were incorporated by reference into Part III of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 originally filed on March 14, 2006.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 originally filed on March 14, 2006. The Registrant is filing this Form 10-K/A for the sole purpose of correcting inadvertent omissions in the Section 302 certifications and updating the list of Exhibits. Such revised certifications are filed as Exhibits 31.1 and 31.2 hereto.

Item 15. Exhibits and Financial Statements Schedules

(a) Documents filed as Part of this Report:

1. Financial Statements.

See Index to the Consolidated Financial Statements which begins on page 36 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006.

2. Financial Statement Schedules.

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits.

Exhibit number	Description
*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce)

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999

*3.1	Certificate of Incorporation

*3.2	By-laws

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999

Exhibit number	Description
*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999 incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

*!10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

**!10.6	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company

**!10.7	2000 Equity Incentive Plan of the Company

!10.21	Employment Agreement dated December 22, 2004 between George Jankovic, the Company’s President and Chief Operating Officer and NutriSystem Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 22, 2004.

10.22	Agreement dated April 26, 2005 between NutriSystem, Inc. and QVC, Inc. (previously filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006).

!10.23	Employment agreement dated October 4, 2004 between NutriSystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 18, 2005.

10.24	Agreement dated June 14, 2005 between Truitt Bros., Inc. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

10.25	Agreement dated September 16, 2005 between NutriSystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

!10.26	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 23, 2005.

21.1	Subsidiaries of NutriSystem, Inc. (previously filed as Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006).

23.1	Consent of KPMG LLP (previously filed as Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006).

#31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code (previously filed as Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006).

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code (previously filed as Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 14, 2006).

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
#	Filed herewith.
!	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2006	NUTRISYSTEM, INC.

	By:	/s/ James D. Brown
James D. Brown Executive Vice President, Chief Financial Officer, Secretary and Treasurer