Form 10-Q
period 2006-03-31
NUTRI SYSTEM INC /DE/
filed 2006-05-08
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2006:

Common Stock, $.001 par value	36,027,647 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,813	$3,902
Marketable securities	68,292	42,066
Trade receivables	13,929	7,517
Inventories	39,911	34,153
Deferred income taxes	1,694	1,577
Other current assets	4,698	4,281

Total current assets	136,337	93,496

FIXED ASSETS, net	6,987	6,002

IDENTIFIABLE INTANGIBLE ASSETS, net	1,296	1,351

GOODWILL	465	465

DEFERRED INCOME TAXES	2,099	5,787

OTHER ASSETS	144	145

	$147,328	$107,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of note payable and capital lease obligation	$174	$171
Accounts payable	30,374	25,886
Accrued payroll and related benefits	1,673	963
Accrued income taxes	7,175	—
Share-based liability	3,580	—
Deferred revenue	933	856
Other current liabilities	—	150

Total current liabilities	43,909	28,026

NOTE PAYABLE AND CAPITAL LEASE OBLIGATION	246	254

Total liabilities	44,155	28,280

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 35,890,037 at March 31, 2006 and 35,432,055 at December 31, 2005)	36	35
Additional paid-in capital	81,020	79,149
Retained earnings (accumulated deficit)	22,117	(218)

Total stockholders’ equity	103,173	78,966

	$147,328	$107,246

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUE	$146,751	$37,428

COSTS AND EXPENSES:
Cost of revenue	73,687	20,473
Marketing	26,935	8,068
General and administrative	10,424	3,337
Depreciation and amortization	526	172

Total costs and expenses	111,572	32,050

Operating income	35,179	5,378
INTEREST INCOME, net	579	2

Income before income taxes	35,758	5,380

INCOME TAXES	13,423	2,152

Net income	$22,335	$3,228

BASIC INCOME PER SHARE	$0.63	$0.11

DILUTED INCOME PER SHARE	$0.60	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	35,697	30,386
Diluted	37,119	33,341

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,335	$3,228
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	526	172
Accrued interest income	224	—
Imputed interest expense	3	5
Loss on disposal of fixed assets	1	—
Share-based expense	1,888	103
Deferred tax benefit	3,571	1,273
Tax benefit from stock option exercises	—	879
Changes in operating assets and liabilities-
Trade receivables	(6,412)	(2,753)
Inventories	(5,758)	(2,846)
Other assets	(416)	(294)
Accounts payable	4,488	4,847
Accrued payroll and related benefits	710	322
Deferred revenue	77	(79)
Accrued income taxes	7,175	—
Other current liabilities	(150)	(141)

Net cash provided by operating activities	28,262	4,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(29,850)	—
Sales of marketable securities	3,400	—
Capital additions	(1,465)	(324)

Net cash used in investing activities	(27,915)	(324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from stock option exercises	2,677	—
Exercise of stock options and warrants	887	549

Net cash provided by financing activities	3,564	549

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,911	4,941

CASH AND CASH EQUIVALENTS, beginning of period	3,902	4,201

CASH AND CASH EQUIVALENTS, end of period	$7,813	$9,142

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through 13 independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. NutriSystem also owns Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers and Slim and Tone franchisees sell NutriSystem’s diet program in their centers as commissioned representatives. Substantially all of the Company’s revenue is generated domestically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2006 and December 31, 2005, cash demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of March 31, 2006, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as a current asset as the investments are considered to be available-for-sale securities.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Cash demand deposits	$7,324	$—	$7,324
Money market accounts	489	—	489

March 31, 2006	$7,813	$—	$7,813

Marketable securities

Auction-rate securities	$68,250	$42	$68,292

March 31, 2006	$68,250	$42	$68,292

Cash and cash equivalents

Cash demand deposits	$3,621	$—	$3,621
Money market accounts	281	—	281

December 31, 2005	$3,902	$—	$3,902

Marketable securities

Auction-rate securities	$41,800	$266	$42,066

December 31, 2005	$41,800	$266	$42,066

As of March 31, 2006 and December 31, 2005, auction rate securities consist of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 8% and 14% of the Company’s revenue for the three months ended March 31, 2006 and 2005, respectively, relates to sales through QVC. Accounts receivable from QVC at March 31, 2006 and December 31, 2005 were $3,416 and $410, respectively.

Approximately 39%, 13% and 11% of inventory purchases for the three months ended March 31, 2006 were from three suppliers. The Company has a supply arrangement with one of these vendors that requires the Company to make minimum purchases (see Note 6). For the three months ended March 31, 2005, these vendors supplied 36%, 13% and 13% of total inventory purchases.

In the three months ended March 31, 2006 and 2005, the Company outsourced approximately 87% and 70% of its fulfillment operations to a third-party provider.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2006 and December 31, 2005, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment from the Company’s and third-party warehouses to the end-customer. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly and the estimated returns reserve is adjusted quarterly.

Revenues from product sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues from shipping and handling charges were $648 and $212 for the three months ended March 31, 2006 and 2005, respectively.

Revenues for Slim and Tone consist primarily of franchise fees and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred. At March 31, 2006 and December 31, 2005, $1,559 and $1,164, respectively, of prepaid advertising was included in other current assets. Media expense was $25,962 and $7,385 during the three months ended March 31, 2006 and 2005, respectively.

Income Taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

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

Net Income Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Net income:	$22,335	$3,228

Weighted average shares outstanding:
Basic	35,697	30,386
Effect of dilutive stock options	1,422	2,955

Diluted	37,119	33,341

Earnings per common share:
Basic	$0.63	$0.11

Diluted	$0.60	$0.10

The common stock equivalents excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive were common stock equivalents representing 208,425 and 212,000 shares of common stock for the three months ended March 31, 2006 and 2005, respectively.

Share-Based Payment Awards

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, that the Company used prior to 2006. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method (see Note 4).

The fair-value of share-based awards is determined using the Black-Scholes valuation model, which is the same model the Company used previously for valuing share-based awards for footnote disclosures purposes.

The fair-value of share-based awards is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as these stock options are held by certain non-employee consultants. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires.

Cash Flow Information

The Company made no payments for income taxes and minimal interest payments for the three months ended March 31, 2006 and 2005, respectively.

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

3. CAPITAL STOCK

Common Stock

The Company issued 454,322 and 638,167 shares of common stock in the first quarter of 2006 and 2005, respectively, upon the exercise of common stock options and received proceeds of $887 and $549. Also, in the first quarter of 2006 and 2005, respectively, the Company issued 3,660 and 36,500 shares of common stock and common stock options as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $150 and $103 for the respective quarters. In the first quarter of 2006, the Company issued 5,515 shares of restricted common stock to employees with a three year vesting period at a weighted-average grant date fair value of $37.93. The Company recorded compensation of $98 in the accompanying consolidated statement of operations for the first quarter of 2006 in connection with the issuance of the restricted shares.

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

4. SHARE-BASED EXPENSE

The Company has two stock option plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. Under these plans, a variety of equity investments can be offered including incentive and nonqualified stock options to purchase shares of the Company’s common stock and shares of common stock can be granted to key employees. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,100,000 shares of common stock, respectively, for issuance.

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

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,732,837	$3.55
Granted	—	—
Exercised	(454,322)	1.95
Forfeited	(12,000)	22.08
Expired	—	—

Outstanding, March 31, 2006	2,266,515	$3.78	7.92	$99,144

Exercisable at March 31, 2006	416,681	$2.85	6.57	$18,613

The Company adopted SFAS No. 123R, effective January 1, 2006. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB Opinion No. 25, and related interpretations. The Company elected to use the modified prospective method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Accordingly, prior periods have not been restated. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be recognized as financing cash flows, rather than as operating cash flows as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

For the three months ended March 31, 2006, the Company recorded a pre-tax compensation charge of $684 for the unvested portion of previously granted stock option awards that remained outstanding on the date of adoption on the statement of operations. There were no option grants during the three months ended March 31, 2006. The weighted-average fair value of the options issued in the three months ended March 31, 2005 was $2.55. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $17,580 and $2,940, respectively.

The following table illustrates the effect on the Company’s net income and net income per share for the prior period if the Company had recorded compensation expense for the estimated fair value of stock-based employee compensation under SFAS No. 123:

Three Months Ended March 31, 2005
Net income:
As reported	$3,228
Add stock-based employee compensation expense included in reported net income, net of tax	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(216)

Pro forma	$3,012

Basic net income per share:
As reported	$0.11

Pro forma	$0.10

Diluted net income per share:
As reported	$0.10

Pro forma	$0.10

The fair value of the stock options issued in the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model utilizing an expected volatility of 120.9%, a risk-free interest rate of 4.0%, an expected life of 5.6 years and no dividend yield. As of March 31, 2006, there was $5,805 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $3,223 was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2006, $956 was recorded as expense based on the remeasurement of these options. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. A consultant exercised stock options to acquire 15,000 shares of common stock at an exercise price of $1.68 during the three months ended March 31, 2006 and the liability of $599 as of the exercise date was reclassified to equity. As of March 31, 2006, stock options to acquire 78,400 shares of common stock held by non-employee consultants remained unexercised. None of these non-employee consultants provided services to the Company in 2006.

The fair value of liability awards was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.3%
Expected life (in years)	5.6

Expected volatility is based on the historical volatility of the price of our common stock over the period commensurate with the expected life of the options. We use historical information to estimate expected life and forfeitures. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

5. NOTE PAYABLE AND CAPITAL LEASE OBLIGATION

In connection with the acquisition of Slim and Tone, the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $3 for the three months ended March 31, 2006. Under the terms of the note agreement, the Company made a payment of $150 on December 31, 2005 and will make a payment of $150 on December 31, 2006 and 2007. The seller is now an employee of the Company.

In the second quarter of 2005, the Company entered into a capital lease agreement for telephone systems. The lease is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments at the date of inception was $183 based on an annual interest rate of 6%. The lease requires a payment of $4 per month.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain various claims and litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225 for each employee per year and other fringe benefits and payments upon termination. In 2005, the Company entered into an additional employment agreement. The agreement has a term of two years, with automatic one-year renewal terms. This agreement provides for base compensation of $200 per year and other fringe benefits and payments upon termination.

In 2005, the Company entered into an agreement with a food vendor for a term of three years expiring June 1, 2008. The agreement requires the Company to make minimum cumulative purchases of $20,000 through 2006 and $33,000 through 2007. Through March 31, 2006, the Company made aggregate purchases under this agreement of $46,419. The Company has met the cumulative purchase requirements. The agreement also provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products.

7. INCOME TAXES

The Company recorded taxes at an estimated annual effective tax rate applied to income before income taxes of 38% and 40% in the first quarter of 2006 and 2005, respectively. In both periods, the estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. The Company offsets taxable income for federal and state tax purposes with net operating loss carryforwards. Based on the level of taxable income expected in 2006, the net operating loss carryforwards of approximately $12,900 for federal tax purposes at December 31, 2005 will be utilized in 2006, as well as $2,000 (annual limitation) of the $22,500 of state net operating loss carryforwards. Net operating losses will begin to expire in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors” as disclosed in our Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management and fitness products and services. Our diet program was originally developed by predecessor businesses that operated through company-owned and franchised weight loss centers. We no longer operate company-owned weight loss centers and we terminated our last franchise agreements in 2003. As of March 31, 2006, there were 13 independent center-based distributors who operate without franchise agreements, which we refer to as the case distributor channel. In 1998, we initiated a marketing program using independent commissioned representatives, which we call the field sales channel. In late 1999, we began selling directly to the consumer through the internet and by telephone, or our direct channel. In 2001, we began selling foods through QVC, a television shopping network. Our prepackaged foods are now sold to weight loss program participants through the direct channel, QVC, the field sales channel and the case distributor channel. Substantially all of our revenue is generated domestically.

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees now sell our diet program in their centers as commissioned representatives. We purchased Slim and Tone for $1.0 million in cash at closing, $450,000 paid into escrow and a seller note for $450,000 payable in three annual installments commencing December 31, 2005. As of March 31, 2006, there were 110 Slim and Tone franchise centers open and operating.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2005.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the quarters ended March 31, 2006 and 2005 were $10.6 million and $2.8 million, respectively. The reserve for returns incurred but not received and processed was $3.7 million and $1.5 million at March 31, 2006 and December 31, 2005, respectively.

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

Income Taxes. During 2005, the tax deduction from the exercise of certain stock options eliminated taxable income on a tax return basis. As a result, we had federal net operating loss carryforwards of $12.9 million and state net operating loss carryforwards of $22.5 million (subject to $2.0 million annual limitation) at December 31, 2005. Net operating losses will begin to expire in 2014.

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the three months ended March 31, 2006, we recorded $13.4 million of income taxes, which was recorded at an estimated annual effective tax rate of 38%. For the three months ended March 31, 2005, we recorded income tax expense of $2.2 million, which reflected an estimated annual effective tax rate of 40%.

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

Cost of Revenue. Cost of revenue consists primarily of the cost of the products sold, including the compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card discounts, packing material and the write-off of obsolete packaging and product. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenue also includes the fees paid to independent distributors and sales commissions. Cost of revenue for Slim and Tone consists of the costs incurred associated with the opening of a franchise center.

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

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors (excluding commissions) and customer service personnel, share-based payment arrangements, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Income, Net. Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective tax rate for the year.

Overview of the Direct Channel

In the first three months of 2006 and 2005, the direct channel represented 90% and 82% of our revenue, respectively and revenues grew 334% year over year. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase both our marketing spend and effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements along with the availability of various forms of media. In addition to our marketing efforts, we also generate new customers through referrals and, to an increasing extent, from returning customers. We refer to revenue derived from returning customers as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers that make an initial purchase of less than $100. Program customers made up 99% and 98% of all new customers in the first quarter of 2006 and 2005, respectively. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer acquired.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended March 31,
	2006	2005
Revenue	$132,548	$30,506

Cost of revenue	63,043	15,047

Gross margin	$69,505	$15,459
% of revenue	52.4%	50.7%

Marketing	$26,834	$7,961
% of revenue	20.2%	26.1%

New customers	234,800	64,035

Marketing/new customer	$114	$124

New customer revenue/new customer	$415	$388

In the first quarter of 2006, direct revenue increased 334% over the first quarter of 2005. This increase was primarily driven by increased marketing spend and effectiveness that resulted in a 267% increase in new customers over the same period of the prior year. Marketing spend increased 237%, or $18.9 million, in the first quarter of 2006 compared to 2005. The overall marketing spend per new customer was $114 in the first quarter of 2006 compared to $124 in 2005, signaling increased effectiveness.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers in their initial diet cycle divided by the new customer count for the last nine months. For the last nine months ended March 31, 2006, the average revenue per customer in the initial diet cycle was $617 as compared to $543 for the nine months ended March 31, 2005.

We believe this 14% increase is primarily driven by the price increases in December 31, 2004 and 2005 and by increased unit purchases by customers. Reactivation revenue from customers that were more than nine months removed from the initial purchase contributed approximately $5.9 million to revenue in the first quarter of 2006 compared to $2.4 million in 2005. Second, we analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the first quarter of 2006, new customer revenue increased 7%, or $27 per new customer. This increase was also driven by the factors mentioned above.

Direct gross margin increased to 52.4% in the first quarter of 2006 from 50.7% in 2005, primarily driven by the 3.5% price increase.

Overview of Distribution via a Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the first three months of 2006, this channel represented 8% of our revenue as compared to 14% of our revenue in the first three months of 2005. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales to QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $11.6 million for the three months ended March 31, 2006 compared to $5.3 million for the three months ended March 31, 2005, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the first quarter of 2006 versus 2005 because more shows aired and the sales per minute of air-time increased.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
REVENUE	$146,751	$37,428	$109,323	292%

COSTS AND EXPENSES:
Cost of revenue	73,687	20,473	53,214	260%
Marketing	26,935	8,068	18,867	234%
General and administrative	10,424	3,337	7,087	212%
Depreciation and amortization	526	172	354	206%

Total costs and expenses	111,572	32,050	79,522	248%

Operating income	35,179	5,378	29,801	554%

INTEREST INCOME, net	579	2	577	NM

Income before income taxes	35,758	5,380	30,378	565%

INCOME TAXES	13,423	2,152	11,271	524%

Net income	$22,335	$3,228	$19,107	592%

% of revenue

Gross margin	49.8%	45.3%
Marketing	18.4%	21.6%
General and administrative	7.1%	8.9%
Operating income	24.0%	14.4%

Revenue. Revenue increased to $146.8 million in the first quarter of 2006 from $37.4 million for the first quarter of 2005. The direct channel accounted for 90% of total revenue in the first quarter of 2006 compared to 8% for QVC and 2% for other channels. In the first quarter of 2005, the direct channel accounted for 82% of total revenue compared to 14% for QVC and 4% for other channels. The revenue increase of $109.3 million, or 292%, resulted primarily from increased direct sales ($102.0 million) and QVC sales ($6.3 million).

Costs and Expenses. Cost of revenue increased $53.2 million to $73.7 million in the first quarter of 2006 from $20.5 million in the first quarter of 2005. Gross margin as a percent of revenue increased to 49.8% in the first quarter of 2006 from 45.3% for the first quarter of 2005. The increase in gross margin was primarily attributable to a shift in the mix toward the higher margin direct channel and a 3.5% price increase.

Marketing expense increased $18.9 million to $26.9 million in the first quarter of 2006 from $8.1 million in the first quarter of 2005. Marketing expense as a percent of revenue decreased to 18.4% in the first quarter of 2006 from 21.6% for the first quarter of 2005. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($18.6 million), payroll related to marketing and advertising ($190,000) and production of television advertising ($68,000). In total, advertising media expense was $26.0 million in the first quarter of 2006 and $7.4 million in the first quarter of 2005.

General and administrative expenses increased $7.1 million to $10.4 million in the first quarter of 2006 compared to $3.3 million in the first quarter of 2005. This increase is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits costs ($3.1 million); the non-cash expense for unexercised non-employee consultants stock options ($956,000); non-cash expense for employee share-based payment arrangements ($782,000); and professional and outside services expenses ($636,000).

The expense associated with the unexercised non-employee consultant stock options is primarily driven by appreciation in the Company’s share price. As such, this expense is difficult to control or predict. Stock options to acquire 78,400 shares of common stock remained unexercised as of March 31, 2006. Options for over half of those shares were exercised in the second quarter of 2006. None of these non-employee consultants provided services to the Company in 2006 and most of the unexercised options relate to payments made for services provided prior to 2003.

Operating Income. Operating income increased $29.8 million to $35.2 million in the first quarter of 2006 compared to $5.4 million in the first quarter of 2005. As a percent of revenue, operating income increased to 24.0% in the first quarter of 2006 from 14.4% in 2005. The adoption of SFAS No. 123R triggered a non-cash share-based expense of $1.7 million in the first quarter of 2006. Excluding these charges, operating income represented 25.2% of revenue.

Interest Income, Net. Interest income, net, increased $577,000 to $579,000 in the first quarter of 2006 compared to $2,000 in the first quarter of 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the first quarter of 2006, we recorded income tax expense of $13.4 million, which reflects an estimated annual effective tax rate of 38%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. In the first quarter of 2005, we recorded income tax expense of $2.2 million, which reflected an estimated annual effective tax rate of 40%.

Net Income. Net income increased $19.1 million to $22.3 million in the first quarter of 2006 compared to $3.2 million in the first quarter of 2005. The increase in net income is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of March 31, 2006, our principal commitments consisted of an obligation under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the three months ended March 31, 2006, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 as filed on Form 10-K. In addition, we have no off balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2006, we had net working capital of $92.4 million, including cash, cash equivalents and marketable securities of $76.1 million, compared to net working capital of $65.5 million at December 31, 2005. Our principal source of liquidity during this period was cash flow from operations. At March 31, 2006, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, we have a seller note obligation of $300,000 at March 31, 2006. We currently have no off-balance sheet financing arrangements. Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. At March 31, 2006, cash equivalents consist of monies in money market accounts and marketable securities consist of auction-rate certificates with original maturities of greater than three months as more fully described in Note 2 of the consolidated financial statements.

In the three months ended March 31, 2006, net cash flow generated by operations was $28.3 million, an increase of $23.6 million from the $4.7 million operating cash flow generated in the first three months of 2005. This increase was due to higher operating income. Net changes in operating assets and liabilities decreased cash flow from operations by $286,000 in the three months ended March 31, 2006, with changes in components generally due to the larger scale of the business. Increases in trade receivables ($6.4 million) and inventory ($5.8 million) were offset by increases in accrued income taxes ($7.2 million), accounts payable ($4.5 million) and accrued payroll and related benefits ($710,000).

In the three months ended March 31, 2006, net cash used in investing activities consisted of purchases, net of sales, of $26.5 million of marketable securities and $1.5 million in capital expenditures. The capital expenditures relate primarily to information technology, office and leasehold improvements for the warehouse expansion and warehouse equipment.

In the three months ended March 31, 2006, net cash provided by financing activities was $3.6 million, representing the tax benefit from stock option exercises of $2.7 million and $887,000 from the exercise of common stock options.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

We have not declared or paid any dividends since inception. The Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future. The declaration and payment of dividends in the future, or alternatively the authorization of a stock buy-back program, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2006, our cash and cash equivalents at that date of $7.8 million were maintained in bank accounts and our marketable securities at that date of $68.3 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of March 31, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	May 8, 2006
Michael J. Hagan
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	May 8, 2006
James D. Brown
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
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