Form 10-Q
period 2006-06-30
NUTRI SYSTEM INC /DE/
filed 2006-08-08
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2006:

Common Stock, $.001 par value                                         36,074,195 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share amounts)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,849	$3,902
Marketable securities	84,583	42,066
Trade receivables	7,907	7,517
Inventories	40,094	34,153
Deferred income taxes	1,694	1,577
Other current assets	3,882	4,281

Total current assets	151,009	93,496

FIXED ASSETS, net	7,468	6,002

IDENTIFIABLE INTANGIBLE ASSETS, net	1,249	1,351

GOODWILL	465	465

DEFERRED INCOME TAXES	2,056	5,787

OTHER ASSETS	143	145

	$162,390	$107,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of note payable and capital lease obligation	$176	$171
Accounts payable	22,355	25,886
Accrued payroll and related benefits	3,644	963
Accrued income taxes	1,664	—
Share-based liability	955	—
Deferred revenue	261	856
Other current liabilities	—	150

Total current liabilities	29,055	28,026

NOTE PAYABLE AND CAPITAL LEASE OBLIGATION	239	254

Total liabilities	29,294	28,280

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 36,264,454 at June 30, 2006 and 35,432,055 at December 31, 2005)	36	35
Additional paid-in capital	91,153	79,149
Retained earnings (accumulated deficit)	41,907	(218)

Total stockholders’ equity	133,096	78,966

	$162,390	$107,246

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$132,631	$40,943	$279,382	$78,371

COSTS AND EXPENSES:
Cost of revenue	63,492	20,850	137,179	41,324
Marketing	26,751	8,834	53,686	16,902
General and administrative	10,766	3,942	21,190	7,277
Depreciation and amortization	592	175	1,118	347

Total costs and expenses	101,601	33,801	213,173	65,850

Operating income	31,030	7,142	66,209	12,521

INTEREST INCOME, net	889	58	1,468	60

Income before income taxes	31,919	7,200	67,677	12,581

INCOME TAXES	12,129	2,879	25,552	5,032

Net income	$19,790	$4,321	$42,125	$7,549

BASIC INCOME PER SHARE	$0.55	$0.14	$1.17	$0.24

DILUTED INCOME PER SHARE	$0.53	$0.12	$1.13	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	36,033	31,845	35,866	31,121
Diluted	37,481	34,789	37,301	34,071

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,125	$7,549
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,118	347
Accrued interest income	(367)	—
Imputed interest expense	7	11
Loss on disposal of fixed assets	1	—
Share-based expense	3,948	103
Deferred tax expense	3,614	2,790
Tax benefit from stock option exercises	—	2,243
Changes in operating assets and liabilities-
Trade receivables	(390)	(2,757)
Inventories	(5,941)	(6,098)
Other assets	401	(696)
Accounts payable	(3,531)	2,732
Accrued payroll and related benefits	2,681	1,313
Accrued income taxes	1,664	—
Deferred revenue	(595)	22
Other current liabilities	(150)	(204)

Net cash provided by operating activities	44,585	7,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(54,550)	—
Sales of marketable securities	12,400	—
Capital additions	(2,500)	(568)

Net cash used in investing activities	(44,650)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	25,399
Tax benefit from stock option exercises	6,943	—
Exercise of stock options	2,069	1,306

Net cash provided by financing activities	9,012	26,705

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,947	33,492

CASH AND CASH EQUIVALENTS, beginning of period	3,902	4,201

CASH AND CASH EQUIVALENTS, end of period	$12,849	$37,693

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. NutriSystem also owns Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. Slim and Tone franchisees sell NutriSystem’s diet program in their centers as commissioned representatives. Substantially all of the Company’s revenue is generated domestically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include the accounts of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2006 and December 31, 2005, cash demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of June 30, 2006, all the auction-rate securities held have maturities in excess of 10 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as a current asset as the investments are considered to be available-for-sale securities.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Cash demand deposits	$12,240	$—	$12,240
Money market accounts	609	—	609

June 30, 2006	$12,849	$—	$12,849

Marketable securities

Auction-rate securities	$83,950	$633	$84,583

June 30, 2006	$83,950	$633	$84,583

Cash and cash equivalents

Cash demand deposits	$3,621	$—	$3,621
Money market accounts	281	—	281

December 31, 2005	$3,902	$—	$3,902

Marketable securities

Auction-rate securities	$41,800	$266	$42,066

December 31, 2005	$41,800	$266	$42,066

As of June 30, 2006 and December 31, 2005, auction rate securities consist of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 7% and 11% of the Company’s revenue for the six months ended June 30, 2006 and 2005, respectively, relates to sales through QVC. Accounts receivable from QVC at June 30, 2006 and December 31, 2005 were $1,689 and $410, respectively.

Approximately 34%, 12% and 12% of inventory purchases for the six months ended June 30, 2006 were from three suppliers. The Company has a supply arrangement with one of these vendors that requires the Company to make minimum purchases (see Note 6). For the six months ended June 30, 2005, these vendors supplied 37%, 15% and 14% of total inventory purchases.

In the six months ended June 30, 2006 and 2005, the Company outsourced approximately 87% and 71% of its fulfillment operations to a third-party provider.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2006 and December 31, 2005, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenues from product sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues from shipping and handling charges were $1,225 and $460 for the six months ended June 30, 2006 and 2005, respectively.

Revenues for Slim and Tone consist primarily of franchise fees, food sales and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred. At June 30, 2006 and December 31, 2005, no amounts and $137, respectively, of capitalized direct-mail advertising costs are included in other current assets and $1,548 and $1,027 of costs have been prepaid for upcoming advertisements and promotions. Media expense was $51,126 and $15,691 during the six months ended June 30, 2006 and 2005, respectively.

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

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net income:	$19,790	$4,321	$42,125	$7,549

Weighted average shares outstanding:
Basic	36,033	31,845	35,866	31,121
Effect of dilutive stock options (net of tax)	1,448	2,944	1,435	2,950

Diluted	37,481	34,789	37,301	34,071

Earnings per common share:
Basic	$0.55	$0.14	$1.17	$0.24

Diluted	$0.53	$0.12	$1.13	$0.22

The common stock equivalents excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive were common stock equivalents representing 40,500 and 124,463 shares of common stock for the three and six months ended June 30, 2006 and 72,000 and 142,000 shares of common stock for the three and six months ended June 30, 2005, respectively.

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

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as these stock options are held by certain non-employee consultants. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and was reclassified from equity to a current liability as of January 1, 2006. The fair values of these awards are remeasured at each financial statement date until the awards are settled or expire.

Cash Flow Information

The Company made a $13,000 payment for income taxes and minimal interest payments for the six months ended June 30, 2006 and minimal payments for income taxes and interest during the six months ended June 30, 2005.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating whether the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

In June 2006, the FASB ratified a tentative conclusion on EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The EITF conclusion requires companies to disclose whether reported revenues include any government-imposed sales or value added taxes. The Company will adopt this conclusion in its consolidated financial statements for the fiscal year ending December 31, 2006 and will include in its significant accounting policy disclosures a statement that revenues are reported on a net basis, excluding any sales or value added taxes.

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

3. CAPITAL STOCK

Common Stock

The Company issued 824,778 and 1,439,346 shares of common stock in the six months ended June 30, 2006 and 2005, respectively, upon the exercise of common stock options and received proceeds of $2,069 and $1,306. Also, in the six months ended June 30, 2006 and 2005, respectively, the Company issued 7,621 and 36,500 shares of common stock and common stock options as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $369 and $103 for the respective periods. In June 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock and received proceeds of $25,399.

The following table summarizes the restricted stock activity for the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, December 31, 2005	28,010	$39.28
Granted	15,585	49.09
Vested	—	—
Cancelled	—	—

Nonvested, June 30, 2006	43,595	$42.79

The Company recorded compensation of $222 in the accompanying consolidated statement of operations for the six months ended June 30, 2006 in connection with the issuance of the restricted shares.

On August 1, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

4. SHARE-BASED EXPENSE

The Company has two employee stock option plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. Under these plans, a variety of equity investments can be offered including incentive and nonqualified stock options to purchase shares of the Company’s common stock and shares of common stock can be granted to key employees. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,600,000 shares of common stock, respectively, for issuance.

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

Under each of the plans, the Board of Directors determines the term of each option, but no option can be exercisable more than ten years from the date the option is granted. To date, all of the options issued under the Equity Incentive Plans expire ten years from the issue date and all of the options issued under the Director Plan expire between three months and ten years from the issue date. The Board also determines vesting provisions and the option exercise price per share, which is the fair market value at date of grant. Options issued to employees generally vest over a three year period.

The following table summarizes the options granted, exercised and cancelled during the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,732,837	$3.55
Granted	—	—
Exercised	(824,778)	2.51
Forfeited	(12,000)	22.08
Expired	—	—

Outstanding, June 30, 2006	1,896,059	$3.89	7.87	$110,424

Exercisable at June 30, 2006	711,725	$0.95	6.86	$43,542

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

For the three and six months ended June 30, 2006, the Company recorded a pre-tax compensation charge of $644 and $1,328, respectively, on the statement of operations for the unvested portion of previously granted stock option awards that remained outstanding on the date of adoption. There were no option grants during the six months ended June 30, 2006. The weighted-average fair value of the options issued in the three and six months ended June 30, 2005 was $5.95 and $5.15, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $20,853 and $38,433, respectively, and $7,936 and $10,877 for the three and six months ended June 30, 2005, respectively.

The following table illustrates the effect on the Company’s net income and net income per share for the prior period if the Company had recorded compensation expense for the estimated fair value of stock-based employee compensation under SFAS No. 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income:
As reported	$4,321	$7,549
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(278)	(497)

Pro forma	$4,043	$7,052

Basic net income per share:
As reported	$0.14	$0.24

Pro forma	$0.13	$0.23

Diluted net income per share:
As reported	$0.12	$0.22

Pro forma	$0.12	$0.21

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yield	None	None
Expected volatility	117.9%	118.1%
Risk-free interest rate	4.1%	4.0%
Expected life (in years)	5.6	5.6

As of June 30, 2006, there was $5,553 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $3,223 was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and six months ended June 30, 2006, $1,073 and $2,029, respectively, was recorded as expense based on the remeasurement of these options. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. Stock options to acquire 77,900 shares of common stock, with a total intrinsic value of $4,143, were exercised during the six months ended June 30, 2006 resulting in the reclassification of $4,297 to equity. As of June 30, 2006, stock options to acquire 15,500 shares of common stock held by non-employee consultants remained unexercised.

The fair value of liability awards was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	5.0%
Contractual life (in years)	5.8

Expected volatility is based on the historical volatility of the price of our common stock over the period commensurate with the contractual life of the options. We use historical information to estimate forfeitures. The contractual term of awards represents the contractual period of time that options granted are outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

5. NOTE PAYABLE AND CAPITAL LEASE OBLIGATION

In connection with the acquisition of Slim and Tone, the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $7 for the six months ended June 30, 2006. Under the terms of the note agreement, the Company made a payment of $150 on December 31, 2005 and will make a payment of $150 on December 31, 2006 and 2007. The seller is now an employee of the Company.

In the second quarter of 2005, the Company entered into a capital lease agreement for telephone systems. The lease is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments at the date of inception was $183 based on an annual interest rate of 6%. The lease requires a payment of $4 per month.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

In 2004, the Company entered into two employment agreements. The agreements have terms ranging from one to two years, with automatic one-year renewal terms. These agreements provide for base compensation of $225 for each employee per year and other fringe benefits and payments upon termination. In 2005, the Company entered into an additional employment agreement. The agreement has a term of two years, with automatic one-year renewal terms. This agreement provides for base compensation of $200 per year and other fringe benefits and payments upon termination. On July 25, 2006, one of the employees, who entered into an employment agreement in 2004, resigned.

In 2005, the Company entered into a supply agreement with a food vendor. The agreement provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products. As amended, the agreement adjusts volume thresholds and extends the term that the Company will be required to make annual minimum purchases from the vendor until June 1, 2009.

7. INCOME TAXES

The Company recorded taxes at an estimated annual effective tax rate applied to income before income taxes of 38% in the three and six months ended June 30, 2006. In the three and six months ended June 30, 2005, the Company recorded taxes at an estimated annual effective tax rate of 40%. In all periods, the estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. The Company offsets taxable income for federal and state tax purposes with net operating loss carryforwards. Based on the level of taxable income expected in 2006, the net operating loss carryforwards of approximately $12,900 for federal tax purposes at December 31, 2005 will be utilized in 2006, as well as $2,000 (annual limitation) of the $22,500 of state net operating loss carryforwards. Net operating losses will begin to expire in 2014.

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

Background

We provide weight management and fitness products and services. Our pre-packaged foods are sold to weight loss program participants directly via the internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. We also own Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. Slim and Tone franchisees sell our diet program in their centers as commissioned representatives. Substantially all of our revenue is generated domestically.

Since our business began in 1972, it has operated in various organizational and legal structures, and was subject to a bankruptcy proceeding in 1993, which was discharged in 1994. We became a publicly traded company in October 1999. In 2000, we changed our name from nutrisystem.com inc. to Nutri/System, Inc. and in 2003, we changed our name to NutriSystem, Inc.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2006 was $9.1 million and $19.7 million, respectively, and $2.1 million and $4.9 million, respectively, for the three and six months ended June 30, 2005. The reserve for returns incurred but not received and processed was $3.2 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively.

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

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the three and six months ended June 30, 2006, we recorded $12.1 million and $25.6 million, respectively, of income taxes, which reflected estimated annual effective tax rates of 38%. For the three and six months ended June 30, 2005, we recorded income tax expense of $2.9 million and $5.0 million, respectively, which reflected estimated annual effective tax rates of 40%.

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

Marketing Expense. Marketing expense includes advertising, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. We follow the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.” Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

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

Overview of the Direct Channel

In the six months ended June 30, 2006 and 2005, the direct channel represented 91% and 85% of our revenue, respectively, and revenues grew 285% year over year. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements along with the availability of appropriate media. In addition to our marketing efforts, we also generate new customers through referrals and publicity, such as magazine articles and mentions on television. Former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers that make an initial purchase of less than $100. Program customers made up 99% and 96% of all new customers, with an average acquisition cost of $134 and $142, in the six months ended June 30, 2006 and 2005, respectively. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer, and new program customer, acquired.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. For comparative purposes, the trailing nine months revenue per customer was $543, $576, $609 and $605 for March 31, June 30, September 30 and December 31, 2005, respectively. The trailing nine months revenue per customer was $617 and $630 for March 31 and June 30, 2006, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer. Reactivation revenue from customers that were more than nine months removed from the initial purchase contributed approximately $8.0 million to revenue in the second quarter of 2006 compared to $2.5 million in the second quarter of 2005.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the second quarter of 2006, new customer revenue per new customer increased 11% over the second quarter of 2005, or $39 per new customer. This increase was also driven by pricing and higher unit sales per customer.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$122,482	$35,763	$255,030	$66,269

Cost of revenue	56,400	16,911	119,443	31,958

Gross margin	$66,082	$18,852	$135,587	$34,311
% of revenue	54.0%	52.7%	53.2%	51.8%

Marketing	$26,573	$8,689	$53,408	$16,650
% of revenue	21.7%	24.3%	20.9%	25.1%

New customers
Program	166,016	54,549	398,427	117,315
Total	167,694	57,974	402,494	122,009

Marketing /new customer
Program	$160	$159	$134	$142
Total	$159	$150	$133	$136

New customer revenue/new customer
Program	$405	$395	$509	$486
Total	$401	$362	$504	$467

In the second quarter of 2006, direct revenue increased 242% over the second quarter of 2005. This increase was primarily driven by increased marketing spend that resulted in a 189% increase in new customers over the same period of the prior year. Marketing spend increased 206%, or $17.9 million, in the second quarter of 2006 compared to 2005.

Direct gross margin increased to 54.0% in the second quarter of 2006 from 52.7% in the second quarter of 2005, primarily driven by the 3.5% price increase and lower food and outbound freight costs.

Marketing cost per customer increased from $150 to $159 from the second quarter 2005 to 2006. Marketing cost per program customer increased from $159 to $160 in the same periods. Marketing cost per total customer count was reduced in the second quarter of 2005 by an unusually high number of non-program customers in June 2005. The higher marketing cost per program customer can be attributed to a tripling of the marketing spend and the initiation of a marketing program to attract male customers in the first half of 2006. The cost to acquire a male customer was slightly higher than the cost to acquire a female customer in the second quarter.

Direct results for the six months ended June 30, 2006 also showed an increase in revenue over the comparable period in 2005. Revenue increased 285% in the six months ended June 30, 2006 compared to the comparable period of 2005 primarily driven by higher marketing spending. The spending on advertising and marketing increased by $36.8 million to $53.4 million in the six months ended June 30, 2006 from $16.7 million in the comparable period of 2005. Marketing per new customer decreased slightly to $133 in the six months ended June 30, 2006 from $136 in the six months ended June 30, 2005. Gross margin as a percentage of revenue increased to 53.2% in the six months ended June 30, 2006 from 51.8% in the six months ended June 30, 2005, primarily driven by pricing and lower food costs.

Overview of Distribution via a Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the six months ended June 30, 2006, this channel represented 7% of our revenue as compared to 11% of our revenue in the comparable period of 2005. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales to QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $7.2 million and $18.8 million for the three and six months ended June 30, 2006 compared to $3.3 million and $8.7 million for the three and six months ended June 30, 2005, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the six months ended June 30, 2006 versus 2005 because more shows aired and the sales per minute of air-time increased.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
REVENUE	$132,631	$40,943	$91,688	224%

COSTS AND EXPENSES:
Cost of revenue	63,492	20,850	42,642	205%
Marketing	26,751	8,834	17,917	203%
General and administrative	10,766	3,942	6,824	173%
Depreciation and amortization	592	175	417	238%

Total costs and expenses	101,601	33,801	67,800	201%

Operating income	31,030	7,142	23,888	334%

INTEREST INCOME, net	889	58	831	NM

Income before income taxes	31,919	7,200	24,719	343%

INCOME TAXES	12,129	2,879	9,250	321%

Net income	$19,790	$4,321	$15,469	358%

% of revenue
Gross margin	52.1%	49.1%
Marketing	20.2%	21.6%
General and administrative	8.1%	9.6%
Operating income	23.4%	17.4%

Revenue. Revenue increased to $132.6 million in the second quarter of 2006 from $40.9 million for the second quarter of 2005. The direct channel accounted for 92% of total revenue in the second quarter of 2006 compared to 5% for QVC and 3% for the other channels. In the second quarter of 2005, the direct channel accounted for 87% of total revenue compared to 8% for QVC and 5% for the other channels. The revenue increase of $91.7 million, or 224%, resulted primarily from increased direct sales ($86.7 million) and QVC sales ($3.9 million).

Costs and Expenses. Cost of revenue increased $42.6 million to $63.5 million in the second quarter of 2006 from $20.9 million in the second quarter of 2005. Gross margin as a percent of revenue increased to 52.1% in the second quarter of 2006 from 49.1% for the second quarter of 2005. The increase in gross margin was primarily attributable to a 3.5% price increase in the direct channel, lower food and outbound freight costs and the shift in the mix toward the higher margin direct channel.

Marketing expense increased $17.9 million to $26.8 million in the second quarter of 2006 from $8.8 million in the second quarter of 2005. Marketing expense as a percent of revenue decreased to 20.2% in the second quarter of 2006 from 21.6% for the second quarter of 2005. Almost all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($16.9 million), payroll related to marketing and advertising ($210,000) and production of television advertising ($393,000). In total, advertising media expense was $25.2 million in the second quarter of 2006 and $8.3 million in the second quarter of 2005.

General and administrative expenses increased $6.8 million to $10.8 million in the second quarter of 2006 compared to $3.9 million in the second quarter of 2005. This increase is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits costs ($3.3 million) primarily due to additional headcount; the non-cash expense for unexercised non-employee consultants stock options ($1.0 million); and non-cash expense for employee share-based payment arrangements ($768,000).

The expense associated with the unexercised non-employee consultant stock options is primarily driven by appreciation in the Company’s share price. As such, this expense is difficult to control or predict. Non-employee consultant stock options to acquire 77,900 shares of common stock were exercised during the six months ended June 30, 2006 and stock options to acquire 15,500 shares of common stock remained unexercised.

Operating Income. Operating income increased $23.9 million to $31.0 million in the second quarter of 2006 compared to $7.1 million in the second quarter of 2005. As a percent of revenue, operating income increased to 23.4% in the second quarter of 2006 from 17.4% in the second quarter of 2005. The adoption of SFAS No. 123R triggered a non-cash share-based expense of $1.8 million in the second quarter of 2006. Excluding these charges, operating income represented 24.8% of revenue.

Interest Income, Net. Interest income, net, increased $831,000 to $889,000 in the second quarter of 2006 compared to $58,000 in the second quarter of 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the second quarter of 2006, we recorded income tax expense of $12.1 million, which reflects an estimated annual effective tax rate of 38%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. In the second quarter of 2005, we recorded income tax expense of $2.9 million, which reflected an estimated annual effective tax rate of 40%.

Net Income. Net income increased $15.5 million to $19.8 million in the second quarter of 2006 compared to $4.3 million in the second quarter of 2005. The increase in net income is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
REVENUE	$279,382	$78,371	$201,011	256%

COSTS AND EXPENSES:
Cost of revenue	137,179	41,324	95,855	232%
Marketing	53,686	16,902	36,784	218%
General and administrative	21,190	7,277	13,913	191%
Depreciation and amortization	1,118	347	771	222%

Total costs and expenses	213,173	65,850	147,323	224%

Operating income	66,209	12,521	53,688	429%

INTEREST INCOME, net	1,468	60	1,408	NM

Income before income taxes	67,677	12,581	55,096	438%

INCOME TAXES	25,552	5,032	20,520	408%

Net income	$42,125	$7,549	$34,576	458%

% of revenue
Gross margin	50.9%	47.3%
Marketing	19.2%	21.6%
G&A expense	7.6%	9.3%
Operating income	23.7%	16.0%

Revenue. Revenue increased to $279.4 million for the six months ended June 30, 2006 from $78.4 million for the comparable period in 2005. The direct channel accounted for 91% of total revenue in the six months ended June 30, 2006 compared to 7% for QVC and 2% for the other channels. In the comparable period of 2005, the direct channel accounted for 85% of total revenue compared to 11% for QVC and 4% for the other channels. The revenue increase of $201.0 million, or 256%, resulted primarily from increased direct sales ($188.8 million) and QVC sales ($10.1 million).

Costs and Expenses. Cost of revenue increased to $137.2 million in the six months ended June 30, 2006 from $41.3 million for the comparable period in 2005. Gross margin as a percentage of revenue increased to 50.9% in the six months ended June 30, 2006 from 47.3% for the comparable period in 2005. The increase in gross margin was primarily attributable to a 3.5% price increase, lower food costs and the shift in the mix toward the higher margin direct channel.

Marketing expense increased to $53.7 million in the six months ended June 30, 2006 from $16.9 million in the comparable period in 2005. Marketing expense as a percent of revenue decreased to 19.2% in the six months ended June 30, 2006 from 21.6% in the comparable period in 2005. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($35.4 million), payroll related to marketing and advertising ($400,000) and production of television advertising ($460,000). In total, advertising media expense was $51.1 million in the six months ended June 30, 2006 and $15.7 million in the comparable period of 2005.

General and administrative expenses increased to $21.2 million for the six months ended June 30, 2006 from $7.3 million for the comparable period in 2005. This increase of $13.9 million is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits ($6.4 million); the non-cash expense for unexercised non-employee consultants stock options ($2.0 million); non-cash expense for employee share-based payment arrangements ($1.6 million); and professional and outside services ($1.1 million).

Interest Income, net. Interest income, net increased $1.4 million to $1.5 million in the six months ended June 30, 2006 compared to $60,000 in the comparable period in 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the six months ended June 30, 2006, we recorded $25.6 million of income taxes due to the income for the current reporting period, which was recorded at an estimated annual effective tax rate of 38%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. For the six months ended June 30, 2005, we recorded income tax expense of $5.0 million, which reflected an estimated annual effective tax rate of 40%.

Net Income. We recorded net income of $42.1 million for the six months ended June 30, 2006 compared to $7.5 million for the comparable period in 2005. The increase of $34.6 million is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of June 30, 2006, our principal commitments consisted of an obligation under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the six months ended June 30, 2006, a supply agreement with a food vendor was amended to adjust volume thresholds and extend the term that we will be required to make annual minimum purchases from the vendor through June 1, 2009. In addition, we have no off balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2006, we had net working capital of $122.0 million, including cash, cash equivalents and marketable securities of $97.4 million, compared to net working capital of $65.5 million at December 31, 2005. Our principal source of liquidity during this period was cash flow from operations. At June 30, 2006, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, we have a seller note obligation of $300,000 at June 30, 2006. We currently have no off-balance sheet financing arrangements. Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. At June 30, 2006, cash equivalents consist of monies in money market accounts and marketable securities consist of auction-rate certificates with original maturities of greater than three months as more fully described in Note 2 of the consolidated financial statements.

In the six months ended June 30, 2006, net cash flow generated by operations was $44.6 million, an increase of $37.2 million from the $7.4 million operating cash flow generated in the six months ended June 30, 2005. This increase was due to net income of $42.1 million adjusted for certain non cash items of $8.3 million. Net changes in operating assets and liabilities decreased cash flow from operations by $5.8 million in the six months ended June 30, 2006, with changes in components generally due to the larger scale of the business. An increase in inventory ($5.9 million) and a decrease in accounts payable ($3.5 million) were offset by increases in accrued income taxes ($1.7 million) and accrued payroll and related benefits ($2.7 million).

In the six months ended June 30, 2006, net cash used in investing activities consisted of net purchases of marketable securities of $42.2 million and $2.5 million in capital expenditures. The capital expenditures relate primarily to information technology, office and leasehold improvements for expansion and warehouse equipment.

In the six months ended June 30, 2006, net cash provided by financing activities was $9.0 million, representing the tax benefit from stock option exercises of $6.9 million and $2.1 million from the exercise of common stock options.

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

On August 1, 2006, we announced that our Board of Directors has authorized the repurchase of up to $50 million of our outstanding shares of common stock. Under the terms of the stock repurchase program, we may repurchase up to $50 million of our issued and outstanding shares in open-market transactions on the Nasdaq National Market. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2006, our cash and cash equivalents at that date of $12.8 million were maintained in bank accounts and our marketable securities at that date of $84.6 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of June 30, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on May 9, 2006.

(1)	The stockholders elected each of the eight nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	ABSTAIN
Ian J. Berg	30,569,053	1,497,296
Michael A. DiPiano	31,269,965	796,384
Michael J. Hagan	30,752,542	1,313,807
George Jankovic	31,415,871	650,478
Warren V. Musser	24,714,253	7,352,096
Brian P. Tierney	31,387,473	678,876
Stephen T. Zarrilli	30,424,622	1,641,727
Robert F. Bernstock	31,244,884	821,465

(2)	The stockholders voted as follows to approve the increase in number of shares of common stock authorized for issuance under the Company’s 2000 Equity Incentive Plan for Employees (the “Plan”) and the amendment of the Plan: 13,265,310 shares were voted in favor of approval, 5,843,664 shares were voted against approval and 54,845 shares abstained from voting.

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	August 8, 2006
Michael J. Hagan
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	August 8, 2006
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