Form 10-Q
period 2006-09-30
NUTRI SYSTEM INC /DE/
filed 2006-11-07
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2006:

Common Stock, $.001 par value	35,487,012 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

2

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share amounts)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,637	$3,902
Marketable securities	96,080	42,066
Trade receivables	11,314	7,517
Inventories	26,691	34,153
Deferred income taxes	2,786	1,577
Other current assets	3,157	4,281

Total current assets	145,665	93,496

FIXED ASSETS, net	8,670	6,002

IDENTIFIABLE INTANGIBLE ASSETS, net	1,215	1,351

GOODWILL	465	465

DEFERRED INCOME TAXES	1,017	5,787

OTHER ASSETS	326	145

	$157,358	$107,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of note payable and capital lease obligation	$178	$171
Accounts payable	30,068	25,886
Accrued payroll and related benefits	4,743	963
Accrued income taxes	6,246	—
Other current liabilities	980	1,006

Total current liabilities	42,215	28,026

NON-CURRENT LIABILITIES	425	254

Total liabilities	42,640	28,280

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value (100,000,000 shares authorized; shares issued and outstanding– 35,446,228 at September 30, 2006 and 35,432,055 at December 31, 2005)	35	35
Additional paid-in capital	49,378	79,149
Retained earnings (accumulated deficit)	65,305	(218)

Total stockholders’ equity	114,718	78,966

	$157,358	$107,246

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$155,258	$64,518	$434,640	$142,889

COSTS AND EXPENSES:
Cost of revenue	73,697	32,697	210,876	74,021
Marketing	34,143	14,968	87,829	31,870
General and administrative	10,025	5,506	31,215	12,784
Depreciation and amortization	715	232	1,833	579

Total costs and expenses	118,580	53,403	331,753	119,254

Operating income	36,678	11,115	102,887	23,635

INTEREST INCOME, net	1,061	330	2,529	390

Income before income taxes	37,739	11,445	105,416	24,025

INCOME TAXES	14,341	4,250	39,893	9,282

Net income	$23,398	$7,195	$65,523	$14,743

BASIC INCOME PER SHARE	$0.65	$0.21	$1.83	$0.46

DILUTED INCOME PER SHARE	$0.63	$0.19	$1.76	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	35,833	34,309	35,855	32,196

Diluted	37,117	36,957	37,239	35,045

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,523	$14,743
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,833	579
Accrued interest income	(614)	(296)
Imputed interest expense	11	15
Loss on disposal of fixed assets	4	8
Share-based expense	4,625	109
Deferred tax expense	3,561	2,652
Tax benefit from stock option exercises	—	3,518
Changes in operating assets and liabilities-
Trade receivables	(3,797)	(5,297)
Inventories	7,462	(7,962)
Other assets	943	(197)
Accounts payable	4,182	12,317
Accrued payroll and related benefits	3,780	2,496
Accrued income taxes	6,246	2,747
Other liabilities	(327)	(170)

Net cash provided by operating activities	93,432	25,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(102,000)	(45,150)
Sales of marketable securities	48,600	—
Capital additions	(4,396)	(2,251)

Net cash used in investing activities	(57,796)	(47,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	—	25,399
Purchase of common shares	(45,368)	—
Tax benefit from stock option exercises	8,756	—
Exercise of stock options	2,711	1,762

Net cash (used in) provided by financing activities	(33,901)	27,161

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,735	5,022

CASH AND CASH EQUIVALENTS, beginning of period	3,902	4,201

CASH AND CASH EQUIVALENTS, end of period	$5,637	$9,223

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

Interim Financial Statements

The Company’s consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2006 and December 31, 2005, cash demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of September 30, 2006, all of the auction-rate securities held have maturities in excess of 10 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as a current asset as the investments are considered to be available-for-sale securities.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Cash demand deposits	$5,196	$—	$5,196
Money market accounts	441	—	441

September 30, 2006	$5,637	$—	$5,637

Marketable securities

Auction-rate securities	$95,200	$880	$96,080

September 30, 2006	$95,200	$880	$96,080

Cash and cash equivalents

Cash demand deposits	$3,621	$—	$3,621
Money market accounts	281	—	281

December 31, 2005	$3,902	$—	$3,902

Marketable securities

Auction-rate securities	$41,800	$266	$42,066

December 31, 2005	$41,800	$266	$42,066

As of September 30, 2006 and December 31, 2005, auction rate securities consist of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 6% and 9% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively, relates to sales through QVC. Accounts receivable from QVC at September 30, 2006 and December 31, 2005 were $2,201 and $410, respectively.

Approximately 34%, 13% and 12% of inventory purchases for the nine months ended September 30, 2006 were from the largest three suppliers. The Company has a supply arrangement with one of these vendors that requires the Company to make minimum purchases (see Note 6). For the nine months ended September 30, 2005, these vendors supplied 37%, 11% and 15% of total inventory purchases.

In the nine months ended September 30, 2006 and 2005, the Company outsourced approximately 87% and 72% of its fulfillment operations to a third-party provider.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Capital leases are amortized on a straight-line basis over the respective lease terms. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of September 30, 2006 and December 31, 2005, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly and the estimated returns reserve is adjusted quarterly.

Revenues from product sales include amounts billed for shipping and handling, and are presented net of returns and free food products provided to consumers. Revenues from shipping and handling charges were $1,963 and $818 for the nine months ended September 30, 2006 and 2005, respectively.

Revenues for Slim and Tone consist primarily of franchise fees, food sales and royalties. Revenues for franchise fees are recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll related expenses for personnel engaged in these activities. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred. At September 30, 2006 and December 31, 2005, $509 and $137, respectively, of capitalized direct-mail advertising costs are included in other current assets and $1,212 and $1,027 of costs have been prepaid for upcoming advertisements and promotions. Media expense was $83,153 and $29,102 during the nine months ended September 30, 2006 and 2005, respectively.

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

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net income:	$23,398	$7,195	$65,523	$14,743

Weighted average shares outstanding:
Basic	35,833	34,309	35,855	32,196
Effect of dilutive stock options (net of tax)	1,284	2,648	1,384	2,849

Diluted	37,117	36,957	37,239	35,045

Earnings per common share:
Basic	$0.65	$0.21	$1.83	$0.46

Diluted	$0.63	$0.19	$1.76	$0.42

The common stock equivalents excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive were common stock equivalents representing 3,000 and 83,975 shares of common stock for the three and nine months ended September 30, 2006 and 92,900 and 125,633 shares of common stock for the three and nine months ended September 30, 2005, respectively.

Share-Based Payment Awards

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, that the Company used prior to 2006. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method (see Note 4).

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

Cash Flow Information

The Company made payments for income taxes of $21,000 and $307 and minimal payments for interest during the nine months ended September 30, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating whether the adoption of SFAS No. 157 will have an impact on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating whether the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

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

3. CAPITAL STOCK

Common Stock

The Company issued 903,252 and 1,828,856 shares of common stock in the nine months ended September 30, 2006 and 2005, respectively, upon the exercise of common stock options and received proceeds of $2,711 and $1,762. Also, in the nine months ended September 30, 2006 and 2005, respectively, the Company issued 7,621 and 36,500 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $350 and $109 for the respective periods. In June 2005, the Company completed a secondary public offering of 2,476,625 shares of common stock and received net proceeds of $25,399.

On August 1, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In August and September 2006, the Company purchased and subsequently retired 896,700 shares of common stock for an aggregate cost of $45,368.

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

4. SHARE-BASED EXPENSE

The Company has two employee incentive plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. Under these plans, a variety of equity investments can be offered to key employees, including incentive and nonqualified stock options to purchase shares of the Company’s common stock and stock awards. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,600,000 shares of common stock, respectively, for issuance.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which a variety of equity investments are offered to non-employee directors and consultants to the Company, including nonqualified stock options to purchase shares of the Company’s common stock or stock awards. The Director Plan authorizes up to 1,500,000 shares of common stock for issuance.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the awards issued under the Equity Incentive Plans expire 10 years from the issue date and all of the awards issued under the Director Plan expire between three months and 10 years from the issue date. The Board also determines vesting provisions and the exercise price per share, which is the fair market value at date of grant. Awards issued to employees generally vest over a three year period.

The following table summarizes the options granted, exercised and cancelled during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,732,837	$3.55
Granted	—	—
Exercised	(903,252)	3.00
Forfeited	(43,334)	15.25
Expired	—	—

Outstanding, September 30, 2006	1,786,251	$3.55	7.61	$104,924

Exercisable at September 30, 2006	701,750	$1.37	6.71	$42,750

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

For the three and nine months ended September 30, 2006, the Company recorded a pre-tax compensation charge of $513 and $1,841, respectively, on the accompanying consolidated statement of operations for the unvested portion of previously granted stock option awards that remained outstanding on the date of adoption. There were no option grants during the nine months ended September 30, 2006. The weighted-average fair value of the options issued in the three and nine months ended September 30, 2005 was $17.42 and $9.18, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $3,652 and $42,085, respectively, and $7,515 and $18,392 for the three and nine months ended September 30, 2005, respectively.

The following table illustrates the effect on the Company’s net income and net income per share for the prior period if the Company had recorded compensation expense for the estimated fair value of stock-based employee compensation under SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net income:
As reported	$7,195	$14,743
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(348)	(845)

Pro forma	$6,847	$13,898

Basic net income per share:
As reported	$0.21	$0.46

Pro forma	$0.20	$0.43

Diluted net income per share:
As reported	$0.19	$0.42

Pro forma	$0.19	$0.42

In calculating pro forma compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yield	None	None
Expected volatility	115.6%	117.2%
Risk-free interest rate	4.0%	4.0%
Expected life (in years)	5.6	5.6

The following table summarizes the restricted stock activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, December 31, 2005	28,010	$39.28
Granted	19,585	49.90
Vested	—	—
Cancelled	—	—

Nonvested, September 30, 2006	47,595	$43.65

The Company recorded compensation of $401 in the accompanying consolidated statement of operations for the nine months ended September 30, 2006 in connection with the issuance of the restricted shares.

As of September 30, 2006, there was $4,790 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $3,223 was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and nine months ended September 30, 2006, $4 and $2,033, respectively, was recorded as expense based on the remeasurement of these options. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. Stock options to acquire 85,400 shares of common stock were exercised during the nine months ended September 30, 2006 resulting in the reclassification of $4,761 to equity. As of September 30, 2006, $495 was included in other current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.7%
Contractual life (in years)	6.6

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

5. NOTE PAYABLE

In connection with the acquisition of Slim and Tone, the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $11 and $15 for the nine months ended September 30, 2006 and 2005, respectively. Under the terms of the note agreement, the Company made a payment of $150 on December 31, 2005 and will make a payment of $150 on December 31, 2006 and 2007. The seller is now an employee of the Company.

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

In 2005, the Company entered into a supply agreement with a food vendor. The agreement provides for annual pricing updates and rebates if certain volume thresholds are exceeded, as well as exclusivity in the production of certain products. As amended, the agreement adjusts volume thresholds and extends the term that the Company will be required to make annual minimum purchases from the vendor until June 1, 2009. The Company anticipates it will meet the annual minimum purchases through 2009.

7. INCOME TAXES

The Company recorded taxes at an estimated annual effective tax rate applied to income before income taxes of 38% in the three and nine months ended September 30, 2006. In the three and nine months ended September 30, 2005, the Company recorded taxes at an estimated annual effective tax rate of 37% and 39%, respectively. In all periods, the estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company offsets a portion of their taxable income for federal and state tax purposes with net operating loss carryforwards. The Company has approximately $12,900 of federal net operating loss carryforwards at December 31, 2005, of which, approximately $11,000 will be utilized in 2006. Approximately $2,500 of the $20,000 of state net operating loss carryforwards at December 31, 2005 will be utilized in 2006. Net operating losses will begin to expire in 2020.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2006 was $11.1 million and $30.8 million, respectively, and $4.5 million and $9.4 million, respectively, for the three and nine months ended September 30, 2005. The reserve for returns incurred but not received and processed was $4.3 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively.

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

Income Taxes. During 2005, the tax deduction from the exercise of certain stock options eliminated taxable income on a tax return basis. As a result, we had federal net operating loss carryforwards of $12.9 million and state net operating loss carryforwards of $20.0 million at December 31, 2005. Approximately $11.0 million of the federal net operating loss carryforwards and $2.5 million of state net operating loss carryforwards will be utilized in 2006. Net operating losses will begin to expire in 2020.

Currently, we are recording income taxes at a rate equal to the combined federal and state effective rates. For the three and nine months ended September 30, 2006, we recorded $14.3 million and $39.9 million, respectively, of income taxes, which reflected estimated annual effective tax rates of 38%. For the three and nine months ended September 30, 2005, we recorded income tax expense of $4.3 million and $9.3 million, respectively, which reflected estimated annual effective tax rates of 37% and 39%, respectively.

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

Overview of the Direct Channel

In the nine months ended September 30, 2006 and 2005, the direct channel represented 92% and 87% of our revenue, respectively, and revenues grew 222% year over year. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. The spending on advertising and marketing increased by $56.0 million to $87.5 million in the nine months ended September 30, 2006 from $31.5 million in the comparable period of 2005. Factors influencing our marketing effectiveness include the quality of the advertisements along with the availability of appropriate media. In addition to our marketing efforts, we also generate new customers through referrals and publicity, such as magazine articles and mentions on television. Former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers that make an initial purchase of less than $100. Program customers made up 99% and 97% of all new customers, with an average acquisition cost of $138 and $137, in the nine months ended September 30, 2006 and 2005, respectively. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer, and new program customer, acquired.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. For comparative purposes, the trailing nine months revenue per customer was $543, $576, $609 and $605 for March 31, June 30, September 30, and December 31, 2005, respectively. The trailing nine months revenue per customer was $617, $630, and $641 for March 31, June 30, and September 30, 2006, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer. Reactivation revenue from customers that were more than nine months removed from the initial purchase contributed approximately $10.6 million to revenue in the third quarter of 2006 compared to $2.3 million in the third quarter of 2005.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the third quarter of 2006, new customer revenue per new customer increased 6% over the third quarter of 2005, or $22 per new customer. This increase was also driven by pricing and higher unit sales per customer.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$143,547	$57,670	$398,577	$123,939

Cost of revenue	65,013	27,397	184,456	59,365

Gross margin	$78,534	$30,273	$214,121	$64,574
% of revenue	54.7%	52.5%	53.7%	52.1%

Marketing	$34,141	$14,843	$87,548	$31,493
% of revenue	23.8%	25.7%	22.0%	25.4%

New customers
Program	233,762	112,330	632,189	229,645
Total	234,975	115,115	637,469	237,124

Marketing /new customer
Program	$146	$132	$138	$137
Total	$145	$129	$137	$133

New customer revenue/new customer	.
Program	$388	$373	$530	$491
Total	$386	$364	$525	$475

In the third quarter of 2006, direct revenue increased 149% over the third quarter of 2005. This increase was primarily driven by increased marketing spend that resulted in a 104% increase in new customers over the same period of the prior year. Marketing spend increased 130%, or $19.3 million, in the third quarter of 2006 compared to 2005.

Direct gross margin increased to 54.7% in the third quarter of 2006 from 52.5% in the third quarter of 2005, primarily driven by the 3.5% price increase and lower food and outbound freight costs.

Marketing cost per customer increased from $129 to $145 from the third quarter 2005 to 2006. Marketing cost per program customer increased from $132 to $146 in the same periods. The higher marketing cost per program customer can be attributed to the significant increase in marketing spend, particularly spending to promote the men’s program. The marketing cost to acquire a male customer was higher than the cost to acquire a female customer in the third quarter. We initiated marketing of our men’s program in January 2006. In 2005, men made up approximately 13% of new customers; in the third quarter of 2006, men made up approximately 29% of new customers.

Overview of Distribution via a Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the nine months ended September 30, 2006, this channel represented 6% of our revenue as compared to 9% of our revenue in the comparable period of 2005. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement with QVC, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales to QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $9.2 million and $28.1 million for the three and nine months ended September 30, 2006 compared to $4.7 million and $13.3 million for the three and nine months ended September 30, 2005, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the three and nine months ended September 30, 2006 versus 2005 because more shows aired and the sales per minute of air-time increased.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,
(In Thousands)	2006	2005	$ Change	% Change
REVENUE	$155,258	$64,518	$90,740	141%

COSTS AND EXPENSES:
Cost of revenue	73,697	32,697	41,000	125%
Marketing	34,143	14,968	19,175	128%
General and administrative	10,025	5,506	4,519	82%
Depreciation and amortization	715	232	483	208%

Total costs and expenses	118,580	53,403	65,177	122%

Operating income	36,678	11,115	25,563	230%
INTEREST INCOME, net	1,061	330	731	222%

Income before income taxes	37,739	11,445	26,294	230%
INCOME TAXES	14,341	4,250	10,091	237%

Net income	$23,398	$7,195	$16,203	225%

% of revenue

Gross margin	52.5%	49.3%
Marketing	22.0%	23.2%
General and administrative	6.5%	8.5%
Operating income	23.6%	17.2%

Revenue. Revenue increased to $155.3 million in the third quarter of 2006 from $64.5 million for the third quarter of 2005. The direct channel accounted for 92% of total revenue in the third quarter of 2006 compared to 6% for QVC and 2% for the other channels. In the third quarter of 2005, the direct channel accounted for 89% of total revenue compared to 7% for QVC and 4% for the other channels. The revenue increase of $90.7 million, or 141%, resulted primarily from increased direct sales ($85.9 million) and QVC sales ($4.5 million).

Costs and Expenses. Cost of revenue increased $41.0 million to $73.7 million in the third quarter of 2006 from $32.7 million in the third quarter of 2005. Gross margin as a percent of revenue increased to 52.5% in the third quarter of 2006 from 49.3% for the third quarter of 2005. The increase in gross margin was primarily attributable to a 3.5% price increase in the direct channel, lower food and outbound freight costs and the shift in the mix toward the higher margin direct channel.

Marketing expense increased $19.2 million to $34.1 million in the third quarter of 2006 from $15.0 million in the third quarter of 2005. Marketing expense as a percent of revenue decreased to 22.0% in the third quarter of 2006 from 23.2% for the third quarter of 2005. Almost all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($18.6 million) and the production of television advertising ($403,000). In total, advertising media expense was $32.0 million in the third quarter of 2006 and $13.4 million in the third quarter of 2005.

General and administrative expenses increased $4.5 million to $10.0 million in the third quarter of 2006 compared to $5.5 million in the third quarter of 2005, but as a percent of revenue decreased to 6.5% in the third quarter of 2006 from 8.5% for the third quarter of 2005. The absolute dollar increase is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits costs ($2.3 million) primarily due to additional headcount; increased professional and outside services ($710,000); and non-cash expense for share-based payment arrangements ($677,000).

Operating Income. Operating income increased $25.6 million to $36.7 million in the third quarter of 2006 compared to $11.1 million in the third quarter of 2005. As a percent of revenue, operating income increased to 23.6% in the third quarter of 2006 from 17.2% in the third quarter of 2005. The adoption of SFAS No. 123R resulted in a non-cash share-based expense of $677,000 in the third quarter of 2006. Excluding these charges, operating income represented 24.1% of revenue.

Interest Income, Net. Interest income, net, increased $731,000 to $1.1 million in the third quarter of 2006 compared to $330,000 in the third quarter of 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the third quarter of 2006, we recorded income tax expense of $14.3 million, which reflects an estimated annual effective tax rate of 38%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. In the third quarter of 2005, we recorded income tax expense of $4.3 million, which reflected an estimated annual effective tax rate of 37%.

Net Income. Net income increased $16.2 million to $23.4 million in the third quarter of 2006 compared to $7.2 million in the third quarter of 2005. The increase in net income is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
(In Thousands)	2006	2005	$ Change	% Change
REVENUE	$434,640	$142,889	$291,751	204%

COSTS AND EXPENSES:
Cost of revenue	210,876	74,021	136,855	185%
Marketing	87,829	31,870	55,959	176%
General and administrative	31,215	12,784	18,431	144%
Depreciation and amortization	1,833	579	1,254	217%

Total costs and expenses	331,753	119,254	212,499	178%

Operating income	102,887	23,635	79,252	335%

INTEREST INCOME, net	2,529	390	2,139	548%

Income before income taxes	105,416	24,025	81,391	339%

INCOME TAXES	39,893	9,282	30,611	330%

Net income	$65,523	$14,743	$50,780	344%

% of revenue

Gross margin	51.5%	48.2%
Marketing	20.2%	22.3%
General and administrative	7.2%	8.9%
Operating income	23.7%	16.5%

Revenue. Revenue increased to $434.6 million for the nine months ended September 30, 2006 from $142.9 million for the comparable period in 2005. The direct channel accounted for 92% of total revenue in the nine months ended September 30, 2006 compared to 6% for QVC and 2% for the other channels. In the comparable period of 2005, the direct channel accounted for 87% of total revenue compared to 9% for QVC and 4% for the other channels. The revenue increase of $291.8 million, or 204%, resulted primarily from increased direct sales ($274.6 million) and QVC sales ($14.8 million).

Costs and Expenses. Cost of revenue increased to $210.9 million in the nine months ended September 30, 2006 from $74.0 million for the comparable period in 2005. Gross margin as a percentage of revenue increased to 51.5% in the nine months ended September 30, 2006 from 48.2% for the comparable period in 2005. The increase in gross margin was primarily attributable to a 3.5% price increase, lower food costs and outbound freight costs and the shift in the mix toward the higher margin direct channel.

Marketing expense increased to $87.8 million in the nine months ended September 30, 2006 from $31.9 million in the comparable period in 2005. Marketing expense as a percent of revenue decreased to 20.2% in the nine months ended September 30, 2006 from 22.3% in the comparable period in 2005. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($54.1 million), production of television advertising ($864,000) and payroll related to marketing and advertising ($485,000). In total, advertising media expense was $83.2 million in the nine months ended September 30, 2006 and $29.1 million in the comparable period of 2005.

General and administrative expenses increased to $31.2 million for the nine months ended September 30, 2006 from $12.8 million for the comparable period in 2005, but as a percent of revenue decreased to 7.2% in the nine months ended September 30, 2006 from 8.9% in the comparable period in 2005. The absolute dollar increase of $18.4 million is due primarily to higher costs associated with the increased scale of the business, especially compensation and benefits ($8.8 million); the non-cash expense for unexercised non-employee consultants stock options ($2.0 million); non-cash expense for employee share-based payment arrangements ($2.2 million); and professional and outside services ($1.8 million).

Interest Income, net. Interest income, net increased to $2.5 million in the nine months ended September 30, 2006 compared to $390,000 in the comparable period in 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In the nine months ended September 30, 2006, we recorded $39.9 million of income taxes due to the income for the current reporting period, which was recorded at an estimated annual effective tax rate of 38%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. For the nine months ended September 30, 2005, we recorded income tax expense of $9.3 million, which reflected an estimated annual effective tax rate of 39%.

Net Income. We recorded net income of $65.5 million for the nine months ended September 30, 2006 compared to $14.7 million for the comparable period in 2005. The increase of $50.8 million is primarily due to higher gross profit from increased revenue offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of September 30, 2006, our principal commitments consisted of an obligation under a supply agreement with a food vendor, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the nine months ended September 30, 2006, a supply agreement with a food vendor was amended to adjust volume thresholds and extend the term that we will be required to make annual minimum purchases from the vendor through June 1, 2009. We anticipate we will meet the annual minimum purchases through 2009. In addition, we have no off balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2006, we had net working capital of $103.5 million, including cash, cash equivalents and marketable securities of $101.7 million, compared to net working capital of $65.5 million at December 31, 2005. Our principal source of liquidity during this period was cash flow from operations. At September 30, 2006, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, we have a seller note obligation of $300,000 at September 30, 2006. We currently have no off-balance sheet financing arrangements. Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. At September 30, 2006, cash equivalents consist of monies in money market accounts and marketable securities consist of auction-rate certificates with original maturities of greater than three months as more fully described in Note 2 of the consolidated financial statements.

In the nine months ended September 30, 2006, net cash flow generated by operations was $93.4 million, an increase of $68.1 million from the $25.3 million of operating cash flow generated in the nine months ended September 30, 2005. This increase was caused by higher net income and favorable working capital changes. Net changes in operating assets and liabilities increased cash flow from operations by $18.5 million in the nine months ended September 30, 2006. The decrease in inventory ($7.5 million) was caused by lower production levels of existing products in anticipation of the introduction of new and improved items in the near future. Additionally, increases in accounts payable ($4.2 million), accrued income taxes ($6.2 million) and accrued payroll and related benefits ($3.8 million) provided favorable working capital changes. In the fourth quarter of 2006, we expect to grow our inventory balances in anticipation of the increased sales in the first quarter of 2007.

In the nine months ended September 30, 2006, net cash used in investing activities consisted of net purchases of marketable securities of $53.4 million and $4.4 million in capital expenditures. The capital expenditures relate primarily to information technology, office and leasehold improvements for expansion and warehouse equipment.

In the nine months ended September 30, 2006, net cash used in financing activities consisted of the repurchase of 896,700 shares of common stock for an aggregate purchase price of $45.4 million partially offset by the tax benefit from stock option exercises of $8.8 million and cash receipts of $2.7 million from the exercise of common stock options.

Our Board of Directors has authorized the repurchase of up to $50 million of our outstanding shares of common stock. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

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

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. However, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending and, in 2006, the third quarter was higher than the first quarter. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at September 30, 2006, our cash and cash equivalents at that date of $5.6 million were maintained in bank accounts and our marketable securities at that date of $96.1 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of September 30, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2006 – August 31, 2006	865,000	$50.62	865,000	$6,211,812
September 1 – September 30, 2006	31,700	$49.83	31,700	$4,632,229

(1)	On August 1, 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	November 7, 2006
Michael J. Hagan
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	November 7, 2006
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