Form 10-K
period 2006-12-31
NUTRI SYSTEM INC /DE/
filed 2007-02-27
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, was $2,044,570,247. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ National Market on June 30, 2006 (the last business day of the Registrant’s most recently completed fiscal second quarter).

Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 20, 2007: 35,929,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s annual meeting of stockholders to be held on May 1, 2007, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading marketer and provider of a weight management system based on a portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with fresh milk, fruit and vegetables. Most of our customers order on an auto-delivery basis, (“Auto-delivery”) in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our Auto-delivery program is currently priced at $294 per shipment, or about $10 per day for a full day’s supply of three entree meals and one snack. Our food is shelf stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store.

Our program is based on the following five cornerstones that represent who we are to our customers:

Success.    We believe our program enables our customers to lose weight successfully. Our NutriSystem Nourish program consists of over 130 portion-controlled food items that are designed to rank low on the Glycemic Index thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates.

Convenience.    We sell our weight management programs primarily through a direct-to-consumer sales and distribution approach using the internet and telephone. Our customers can order 24 hours a day, seven days a week on our website, www.nutrisystem.com, and the food is shipped directly to the customer’s door.

Simplicity.    We provide a comprehensive weight management program, consisting of a pre-packaged food program and counseling. Our customers can either choose one of our pre-set food packages or customize their monthly food orders for their specific tastes. There are no center visits, no measuring foods or counting calories.

Value.    Our Auto-delivery program is currently priced at about $10 per day for a full day’s supply of three entree meals and one snack. We do not charge membership fees.

Privacy.    The direct-to-consumer approach using the internet provides the privacy that our customers value. We provide online and telephone counseling and support to our customers using our trained diet counselors resulting in no need to travel for a face-to-face meeting.

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

Low Cost, Highly Scalable Model.    Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, in our direct channel we generate revenue through the internet and telephone. Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource approximately 87% of our fulfillment operations to a third-party provider.

Superior Consumer Value Proposition.    Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their orders through the internet or over the phone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets which rely on weight-loss centers cannot ensure. Additionally, we provide our customers with a month of food, including breakfast, lunch, dinner and desserts, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. At a cost of about $10 a day for three meals and a snack, we believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors charge such a fee.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population. The 2003-2004 National Health and Nutrition Examination Study estimated that 66% of the adult population is overweight and 33% is obese, an increase from 47% and 15%, respectively, in 1976:

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

Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be thin. According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe the NutriSystem Nourish program is well positioned to attract both types of dieters.

Competition

The weight loss industry consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as Weight Watchers, Jenny Craig and LA Weight Loss, online diet-oriented sites such as eDiets.com and WeightWatchers.com, self-administered products and programs such as Atkins and the South Beach Diet and medically supervised programs.

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

Our Products and Services

For 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program and counseling. Trained counselors are available an average of 17 hours per day, seven days per week to answer questions and make recommendations to help each customer achieve his or her weight loss goals. Customers support, encourage and share information with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our website and emailed to our customers weekly.

In December 2003, we introduced NutriSystem Nourish, our current line of pre-packaged, portion-controlled foods sold under the NutriSystem brand. Our NutriSystem Nourish program consists of over 130 food items that are designed to rank low on the Glycemic Index, thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. NutriSystem Nourish also features new, easy-to-use exercise and behavior modification programs. Dieters also receive our checkbook-sized meal planner, dining out guide and food catalog.

Typically, our customers purchase monthly food packages containing 28 breakfasts, lunches, dinners and desserts, which they supplement with fresh milk, fruit and vegetables. Most customers order on an Auto-delivery basis in which we send food to the customers on a monthly basis until notified by the customer to cease shipments. With the Auto-delivery program, a full day’s supply of entrees and desserts currently is priced at about $10 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On our website, customers can order food 24 hours a day, seven days a week.

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

Offline Advertising.    Offline advertising is used to encourage qualified customers to call or visit our website and increase awareness of the program. We reach our target audiences primarily through a combination of television, print and direct mail advertising. We use unique toll-free numbers and URLs to individually track the response of our advertisements. On television and in print, direct response-focused advertisements capitalize on our brand name and focus on “before and after” comparisons and/or the program’s simplicity, convenience and “good” carbohydrate features. Direct mail and outbound telemarketing are companions to the media advertising and consist of mailings and calls to direct customers who have purchased or others who have signed up for access to our services.

Online Advertising.    Our online advertising strategy includes the use of keyword search campaigns, affiliate programs, email newsletters and demographically segmented direct email campaigns. We place online banner advertising through a variety of web portals and ad networks with the goal of achieving the greatest reach at the most beneficial return on investment.

Public Relations.    We have had success generating huge brand awareness for our program in various press, television and radio outlets. For example, our media relations success includes receiving favorable mentions in popular consumer publications such as People, Women’s World, Ladies Home Journal, First For Women and Forbes Magazine.

Moreover, we have promoted our brand and product through celebrity spokespersons who appear in our advertising, such as Dan Marino and Don Shula and third party endorsements that have appeared on television shows and in various reality television programs including “VH1-Celebrity Fit Club,” “The View,” “Entertainment Tonight,” “CBS Morning Show” and “NFL Today.”

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes virtually all of them. A nominal percentage of overflow calls are handled by third party call centers during volume spikes and periods outside of normal operating hours, yet any sales through these calls are processed by our call center. Our weight loss program is also sold through QVC, a television home shopping network, which represented 5% of revenue in 2006.

As of December 31, 2006, we employed approximately 125 weight loss counselors and 250 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders, and staffing increased substantially in 2006 as revenue and orders increased. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors handle some in-bound sales calls but primarily focus on in-bound counseling calls, email and voicemails. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents are available 24 hours per day, seven days a week and counselors typically operate from as early as 7 a.m. to 12 midnight, seven days per week. Sales agents are paid primarily on commission while counselors receive an hourly wage.

We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and suitable temperaments to talk with our customers. Our counselors are more experienced and have more training than our sales agents. Counselors are trained in our meal plan, our internet chat service, email, voicemail, motivational techniques and customer service problem solving.

Customer Service

As of December 31, 2006, we employed approximately 140 customer service representatives. Customer service representatives are trained to handle in-bound calls and email from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to arrival date of their order shipment, report of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are typically available from 8 a.m. to 12 midnight, Monday through Friday, and 8:30 a.m. to 5 p.m. on Saturday and Sunday. Customer service representatives are paid an hourly wage.

Fulfillment

We operate an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or website customer interface, with order processing and shipping, and allows internet customers to access shippers’ order tracking numbers online. Our computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities. In 2006, we engaged in multiple projects designed to increase processing capabilities and provide greater operational flexibility and control within this integrated shipping system. Management believes these improvements provide reasonable assurance that our growth will continue to be supported.

We operate an integrated network of distribution facilities of which one is company-owned and five are outsourced. In December 2006, approximately 87% of our fulfillment was handled by our outsourced provider. In 2006, we completed an expansion and redesign of our warehouse network. These changes ensure higher volume capabilities while simultaneously reducing process/delivery times and outbound freight costs. Except for brief periods of peak demand in 2006, approximately 99% of all direct customer orders were shipped within two business days of the day received. In addition, we can ship to approximately 99% of the domestic population within four business days using standard ground transportation. Direct customers are not charged for their orders until the ordered product is shipped. We do not charge customers for shipping and handling on Auto-delivery food orders.

Product Development

All of our foods and supplements are currently outsourced from more than 30 manufacturers or vendors. Our product development department primarily creates ideas and concepts based on customer feedback, market trends, nutrition and food technology breakthrough and retail grocery trends. This starts at the laboratory level to determine if the product can meet our stringent demands (i.e. shelf stable, glycemic friendly etc.) and is then outsourced to our food manufacturers who further develop the new product based on our specifications. All new foods are created to enhance the variety of our current program, or to support the efforts of creating a new program. Also, new foods are presented to us by food manufacturers to see if they are compatible with our program. Most of our foods are created from market research and customer requests, as well as recommendations from our manufacturers. All of our new foods are evaluated for nutrition, compliance with our program, taste by using testing panels and cost considerations. The number of SKUs we introduce each year varies depending on whether we are introducing a new program like NutriSystem Nourish, where over 100 new items were created, or updating an existing program where approximately 20 new products are typically introduced. For 2007, in order to support a new marketing initiative, we have created, and in some cases recreated, over 70 items.

Our Customers

Based on our surveys and market research, our typical customer is female (over 76%), approximately 44 years of age and weighs 210 lbs. In January 2006 we initiated advertising programs directed toward men. As a result, men comprised approximately 24% of our new customers in 2006 compared to 13% in 2005. In early 2007 we also began to market to seniors in television advertising. We believe that, on average, our customers want to lose approximately 60 lbs. over a period of time. We believe our typical customers stay on our program for ten to eleven weeks (including the one free week most customers obtain with their initial order), lose 1.5 to 2.0 pounds per week and have tried other popular diet programs. Most of our customers say they would recommend the program to others and value the following NutriSystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

Information Systems

Our website, which is based on internally developed software and other third party software, is hosted in New York, New York at an AT&T co-location facility. This facility provides redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment on which our website relies upon. Our servers and our network are monitored 24 hours a day, seven days a week.

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

Slim and Tone Franchise Business

On December 2, 2004, we acquired Slim and Tone LLC, a franchisor of women’s express fitness centers. Slim and Tone franchisees provide women with an exercise facility that is safe, convenient, comfortable, supportive and one that meets their fitness needs. Members obtain a 30-minute workout using hydraulic resistance training equipment. Franchise operators now offer the NutriSystem Nourish program to their members, providing a comprehensive weight loss program that brings together diet and exercise. Revenue from our Slim and Tone operations represents less than 1% of 2006 revenue.

Intellectual Property

We own numerous trademarks domestically and internationally and other proprietary rights that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained.

Employees

As of December 31, 2006, we had approximately 595 administrative, sales, counseling and customer service personnel, 55 employees dedicated to fulfillment and 30 employees in marketing. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. However, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending and, in 2006, revenue in the third quarter was higher than revenue in the first quarter due in part to favorable conditions in the market for certain media. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Available Information

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through the Company’s investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2006 are as follows:

Name	Age	Position

Michael J. Hagan	44	Chief Executive Officer, President and Chairman of the Board of Directors

James D. Brown	48	Executive Vice President, Administration, Chief Financial Officer, Secretary & Treasurer

Thomas F. Connerty	44	Executive Vice President, Program Development and Chief Marketing Officer

Bruce Blair	50	Senior Vice President, Operations and Chief Information Officer

Michael J. Hagan has served as the Chairman of our Board and as our Chief Executive Officer since December 2002 and as our president since July 2006. Prior to joining us, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business internet and software company, and held a number of executive positions at Verticalnet, Inc. since its founding in 1995, including Chairman of the Board from February 2002 to May 2005, President and Chief Executive Officer from January 2001 to February 2002, Executive Vice President and Chief Operating Officer from January 2000 to January 2001 and Senior Vice President prior to that time. Mr. Hagan is also a trustee of American Financial Realty Trust and a director of Verticalnet, Inc.

James D. Brown has served as our Chief Financial Officer since December 1999, our Treasurer since January 2000, our Secretary since January 2003 and our Executive Vice President, Administration since April 2005.

Thomas F. Connerty has served as our Chief Marketing Officer since November 2004 and our Executive Vice President, Program Development since July 2006. Prior to joining us, Mr. Connerty was the Vice President of Marketing at the Nautilus Group, a retailer of commercial and home use fitness equipment, including the Bowflex Home Gym, from 1999 to 2004.

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

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occurs, the Company’s business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise.

Our marketing expenditures were $118.5 million, $47.8 million and $7.5 million in 2006, 2005 and 2004, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Food Manufacturers.    We rely solely on third-party manufacturers to supply all of the food and other products we sell, the top four of which supplied approximately 65% of our food in 2006. We currently have written contracts with only two of these manufacturers and therefore are not assured of an adequate supply or pricing on a long-term basis. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the NutriSystem brand.

Fulfillment.    Approximately 87% of our order fulfillment is handled by a third party, Ozburn-Hessey Logistics, or OHL. Should OHL be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing OHL on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;

•	delivery problems;

•	financial condition of operations;

•	internal inefficiencies;

•	equipment failure;

•	natural or man-made disasters; and

•	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) compliance issues.

We are dependent on the QVC Shopping Network for a significant percentage of revenue.

In 2006, sales of our products through our relationship with the QVC Shopping Network accounted for 5% of our revenue. For 2007, we have a one year contractual agreement with QVC with an automatic extension unless either party decides not to extend the agreement and a minimum level of sales has not been achieved for the year. Under the QVC agreement, QVC controls when and how often our products and services are offered on-air, and we are not guaranteed any minimum level of sales or transactions. QVC has the exclusive right to promote our products using home shopping television programs other than our own infomercials during the contract term and on a non-exclusive basis for two years thereafter. If QVC elects not to renew the agreement or reduces airtime for promoting our products, our operating profits will suffer and we will be prohibited from selling our products through competitors of QVC for six months after the termination of the agreement.

We may be subject to claims that our personnel are unqualified to provide proper weight loss advice.

Some of our counselors for our weight management program do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our customers alleging that our personnel lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our personnel have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

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

We may experience fluctuations in our operating results which may cause our stock price to be volatile.

In view of the rapidly evolving nature of our business and the seasonality inherent in the weight loss industry, our operating results may fluctuate significantly. The market price of our common stock is subject to fluctuations in response to our operating results, general trends in the weight loss industry, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

Future acquisitions and the pursuit of new business opportunities present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or new business.

A component of our growth strategy may be to acquire existing businesses or pursue other business opportunities in the market for weight management and fitness products and services. Even if we succeed in acquiring or building such businesses, we will face a number of risks and uncertainties, including:

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

Our marketing strategy depends in part on celebrity spokespersons, such as Dan Marino, Don Shula, Zora Andrich and Kat Carney, as well as customer spokespersons to promote our weight management program. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations.

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

Our future success depends to a significant degree on the skills, experience and efforts of Michael J. Hagan, our Chief Executive Officer, and other key executive officers. The loss of the services of any of these individuals could harm our business. Only one of our key executive officers, Thomas F. Connerty, has an employment agreement with us. In addition, we have not obtained life insurance on any key executive officers. If any key executive officers left us or were seriously injured and became unable to work, the business could be harmed.

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

Our Slim and Tone subsidiary is subject to franchise law and regulations that govern its status as a franchisor and regulate aspects of its franchise relationships. Slim and Tone’s ability to develop facilities and to enforce contractual rights against its franchisees may be adversely affected by these laws and regulations, which could cause its franchise revenue to decline and adversely affect our growth strategy.

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

Additionally, the success of our business and our operating results is dependent on discretionary spending by consumers. A decline in discretionary spending could adversely affect our business, financial condition, operating results and cash flows. Our business could also be adversely affected by general economic conditions, demographic trends, consumer confidence in the economy and changes in disposable consumer income.

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

We currently lease two locations in Horsham, Pennsylvania and one location in Yardley, Pennsylvania. The two Horsham locations total approximately 125,300 square feet of office and warehouse space at a combined annual rent of $1,252,368. One lease in Horsham expires in 2009, while the other expires in 2010. In December 2006, we signed a third lease in Horsham, Pennsylvania with approximately 87,123 square feet of office space which we do not yet occupy. Rent payments will be approximately $856,710 in 2007. This lease expires in 2011. We also lease 950 square feet at an annual rent of $14,250 in Yardley, Pennsylvania. This lease expires in September 2007. We have additional fulfillment capacity in Chambersburg, Pennsylvania; Sparks, Nevada; Edwardsville, Kansas; McDonough, Georgia; Dallas, Texas; and Madison, Illinois through an outsourced provider. We also use an additional third party fulfillment provider in Warminster, Pennsylvania during periods of peak demand. We have no lease obligations to any of our outsourced fulfillment providers. Management believes the Horsham facilities, combined with the outsourced fulfillment capacity, are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock traded on the American Stock Exchange from May 12, 2004 to June 22, 2005 and currently trades on the NASDAQ National Market. The Company’s common stock trades under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the American Stock Exchange and NASDAQ National Market.

	High	Low
2006 First Quarter	$50.00	$33.90
2006 Second Quarter	76.33	44.14
2006 Third Quarter	68.11	45.45
2006 Fourth Quarter	76.20	58.45

2005 First Quarter	$6.71	$2.81
2005 Second Quarter	15.00	6.00
2005 Third Quarter	25.25	14.52
2005 Fourth Quarter	44.15	25.30

Holders

As of February 20, 2007, the Company had approximately 303 record holders of its common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2006.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2001 for our common stock, the Russell 2000 Index and the Dow Jones Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock traded on the NASDAQ National Market until May 24, 2001. It then traded on the OTC Bulletin Board under the ticker symbol THIN.OB., the American Stock Exchange under the ticker symbol NSI and now trades on the NASDAQ National Market under the ticker symbol NTRI.

Comparison of Cumulative Total Return Among NutriSystem, Inc.,

THE DOW JONES CONSUMER SERVICES INDEX AND THE RUSSELL 2000 INDEX

		12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
☐	NutriSystem, Inc.	100	257	491	814	10,291	18,111

Δ	Dow Jones Consumer Services Index	100	83	135	161	133	115

à	Russell 2000 Index	100	80	117	139	145	171

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from the Company’s Consolidated Financial Statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements included as Items 7 and 8, respectively, in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003		2002
Statement of Operations Data:
Revenue	$568,209	$212,506	$37,996	$22,575		$27,569
Costs and expenses:
Cost of revenue	271,396	109,431	21,612	14,870		17,655
Marketing	118,479	47,793	7,548	3,539		1,263
General and administrative	43,169	21,009	7,039	5,829		5,902
New program development	—	—	—	599		—
Depreciation and amortization	3,047	983	268	223		336

Operating income (loss) from continuing operations	132,118	33,290	1,529	(2,485)		2,413
Interest income, net	3,655	860	36	57		41
Other income (loss)	—	—	134	—		(100)
Equity in losses of affiliate	—	—	—	(157)		(143)
Income taxes (benefit)	50,643	13,135	680	(3,397	)(a)	—
Discontinued operation	—	—	—	—		200 (b)

Net income	$85,130	$21,015	$1,019	$812		$2,411

Basic income per common share:
Continuing operations	$2.38	$0.64	$0.03	$0.03		$0.08
Disposal of discontinued operation	—	—	—	—		0.01

Basic	$2.38	$0.64	$0.03	$0.03		$0.09

Diluted income per common share:
Continuing operations	$2.29	$0.59	$0.03	$0.03		$0.08
Disposal of discontinued operation	—	—	—	—		0.01

Diluted	$2.29	$0.59	$0.03	$0.03		$0.09

Weighted average shares outstanding
Basic	35,800	32,898	29,206	26,733		26,475
Diluted	37,122	35,618	31,842	27,064		26,917

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$82,254	$45,968	$4,201	$2,684	$3,005
Working capital	134,049	65,470	5,100	5,664	4,445
Total assets	197,867	107,246	17,825	13,688	8,277
Non-current liabilities	831	254	272	2	255
Stockholders’ equity	145,302	78,966	12,175	9,291	5,249

(a)	In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of temporary differences, and tax planning strategies. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the statement of operations.

(b)	In 2002, the Company recorded a gain of $200 upon the sale of the intellectual property associated with an operation that was discontinued in 2001 (Sweet Success).

The Company has not paid any dividends since its inception and currently has no plans to begin paying dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue consists primarily of food sales. For the year ended December 31, 2006, the direct channel accounted for 93% of total revenue compared to 5% for QVC and 2% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a monthly basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, internet and public relations.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, length of stay, total revenues, marketing per new customer, operating margins and reactivation revenue. In 2007, we will continue to focus on these metrics and expand our efforts with integrated database marketing, increased market segmentation with women, men and seniors and new and deeper marketing channel exploration. We will be focusing not only on the acquisition of customers but also the retention and reactivation of customers. We will look to improve the on-line experience with the member section of our website which should provide a more valuable, effective and interactive experience and increase the level of weight loss support that we offer with our program to our customers.

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

Reserves for Returns.    We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2006, 2005 and 2004 were $39.6 million, $15.7 million and $2.2 million, respectively. The reserve for returns incurred but not received and processed was $2.6 million and $1.5 million at December 31, 2006 and 2005, respectively.

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

Income Taxes.    Currently, we are recording income taxes at a rate equal to the combined federal and state statutory rates. For the year ended December 31, 2006, we recorded income tax expense of $50.6 million, which reflected an estimated annual effective tax rate of 37.3%. For the year ended December 31, 2005, we recorded $13.1 million of income taxes, which was recorded at an estimated annual effective tax rate of 38.5%. We estimate the annual effective tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income and sales by state, among other items.

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

Cost of Revenue.    Cost of revenue consists primarily of the cost of the products sold, including compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card fees, packing material and the write-off of obsolete packaging and product. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenue also includes the fees paid to independent distributors and sales commissions. Cost of revenue for Slim and Tone consists of the costs incurred associated with the opening of a franchise center.

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

Overview of the Direct Channel

Our revenue and profitability have increased substantially from 2005 to 2006 driven primarily by profitable growth in the direct channel. In the years ended 2006, 2005 and 2004, the direct channel represented 93%, 89% and 81%, respectively, of our revenue. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. The spending on advertising and marketing increased by $70.8 million to $118.1 million in 2006 from $47.3 million in 2005. Factors influencing our marketing effectiveness include the quality of the advertisements along with the availability of appropriate media. In addition to our marketing efforts, we also generate new customers through referrals and publicity, such as magazine articles and mentions on television. Former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers who make an initial purchase of less than $100. Program customers made up 99%, 97% and 93% of all new customers, with average acquisition costs of $147, $140 and $156, in 2006, 2005 and 2004, respectively. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer, and new program customer, acquired. In 2006, $1.9 million of our total marketing spend was used to reach former customers. When calculating new customer acquisition cost we exclude this spend. Prior to 2006 this spend was immaterial.

To be consistent with the presentation of our consolidated financial statements, we began including commissions in cost of revenue in our overview of the direct channel in 2005. Prior year amounts have been adjusted to conform to the current period presentation.

Financial and Operating Statistics for the Direct Channel

(in thousands, except customer data)

	2006	2005	2004
Revenue	$526,715	$189,274	$30,798
Cost of revenue	241,172	91,534	15,950

Gross margin	$285,543	$97,740	$14,848
% of revenue	54.2%	51.6%	48.2%
Marketing
New Customers	$116,152	$47,313	$7,537
Former Customers	1,946	—	—

Total	$118,098	$47,313	$7,537
% of revenue	22.4%	25.0%	24.5%
New customers
Program	791,004	338,040	48,377
Total	797,606	347,337	51,783
Marketing/new customer
Program	$147	$140	$156
Total	$146	$136	$146
Revenue/customer (9 month trailing)
Total	$632	$605	$513
New customer revenue/new customer
Program	$574	$516	$482
Total	$569	$505	$460

Direct revenue increased 178% in 2006 from 2005. In 2006, the number of new customers acquired increased by 450,269, or 130%, over 2005. The increase in new customers is primarily attributable to higher marketing spending; marketing to new customers increased $68.8 million, or 145% in 2006 compared to 2005. Comparing direct channel results in 2005 to 2004, revenue increased 515%. In 2005, the number of new customers acquired increased by 295,554, or 571%, over 2004. The increase in new customers is primarily attributable to higher marketing spending; marketing increased 528% in 2005 compared to 2004. The cost effectiveness of the marketing spend also improved by one critical measure: overall marketing spend per new customer was $136 in 2005 compared to $146 in 2004.

Direct gross margin increased to 54.2% in 2006 from 51.6% in 2005, primarily driven by a 3.5% price increase. Direct gross margin increased to 51.6% in 2005 from 48.2% in 2004, primarily driven by pricing net of the effect of program enhancements and partially offset by increased promotional costs primarily arising from our “Week Free” promotion on initial orders.

Marketing cost per customer increased from $136 to $146 from 2005 to 2006. Marketing cost per program customer increased from $140 to $147 in the same periods. The higher marketing cost per program customer can be attributed to the significant increase in marketing spend, particularly spending to promote the men’s program. The marketing cost to acquire a male customer was higher than the cost to acquire a female customer in the second half of the year. We initiated marketing of our men’s program in January 2006. Men made up approximately 24% and 13% of new customers in 2006 and 2005, respectively. In the fourth quarter of 2006 men represented 31% of new customers.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. For comparative purposes, the trailing nine months revenue per customer was $543, $576, $609 and $605 for March 31, June 30, September 30, and December 31, 2005, respectively. The trailing nine months revenue per customer was $617, $630, $641, and $632 for March 31, June 30, September 30, and December 31, 2006, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer. Revenue per customer declined sequentially in the fourth quarter of 2006 and 2005 due to seasonal factors.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For 2006, new customer revenue per new customer increased 13% over 2005, or $64 per new customer. This increase was also driven by pricing and higher unit sales per customer. Similar amounts for the fourth quarter were $389 and $355 in 2006 and 2005, respectively. In 2005, new customer revenue per new customer increased $45, or 10%, over 2004. The increase is primarily due to a 13% price increase in 2005.

Reactivation revenue from customers who were more than nine months removed from the initial purchase contributed approximately $37.8 million to revenue in 2006 compared to $10.5 million in 2005 and $6.2 million in 2004. Reactivation revenue was $13.4 million, $3.2 million and $1.4 million in the fourth quarter of 2006, 2005, and 2004, respectively.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In 2006, this channel represented 5% of our revenue as compared to 7% of our revenue in 2005 and 11% in 2004. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $31.3 million in 2006, $15.6 million in 2005 and $4.2 million in 2004. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased in 2006 versus 2005 and 2004 because more shows aired and the sales per minute of air-time increased.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
REVENUE	$568,209	$212,506	$355,703	167%

COSTS AND EXPENSES:
Cost of revenue	271,396	109,431	161,965	148%
Marketing	118,479	47,793	70,686	148%
General and administrative	43,169	21,009	22,160	105%
Depreciation and amortization	3,047	983	2,064	210%

Total costs and expenses	436,091	179,216	256,875	143%

Operating income	132,118	33,290	98,828	297%
INTEREST INCOME, net	3,655	860	2,795	325%

Income before income taxes	135,773	34,150	101,623	298%
INCOME TAXES	50,643	13,135	37,508	286%

Net income	$85,130	$21,015	$64,115	305%

% of revenue
Gross margin	52.2%	48.5%
Marketing	20.9%	22.5%
General and administrative	7.6%	9.9%
Operating income	23.3%	15.7%

Revenue.    Revenue increased to $568.2 million for the year ended December 31, 2006 from $212.5 million for the year ended December 31, 2005. The revenue increase of $355.7 million, or 167%, resulted primarily from increased direct sales ($337.4 million) and QVC sales ($15.7 million). In the year ended December 31, 2006, direct revenue accounted for 93% of total revenue compared to 5% for QVC and 2% for the other channels. In 2005, the comparable percentages were 89%, 7% and 4%, respectively.

Costs and Expenses.    Cost of revenue increased $162.0 million to $271.4 million for the year ended December 31, 2006 from $109.4 million for the year ended December 31, 2005. Gross margin as a percent of revenue increased to 52.2% in 2006 from 48.5% in 2005. The increase in gross margin is primarily attributable to a 3.5% price increase in our direct channel, lower food and outbound freight costs and a greater proportion of our revenue attributed to the higher margin direct channel (93% in 2006 versus 89% in 2005).

Marketing expenses increased $70.7 million to $118.5 million in 2006 from $47.8 million in 2005. Marketing expense as a percent of revenue decreased to 20.9% in 2006 from 22.5% in 2005. Substantially all of the marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($67.2 million) and production of television advertising ($1.3 million). In total, media spending was $111.3 million in 2006 and $44.1 million in 2005.

General and administrative expenses increased $22.2 million to $43.2 million in 2006 from $21.0 million in 2005, but as a percent of revenue decreased to 7.6% in 2006 from 9.9% in 2005. The increased expense is primarily attributable to higher costs associated with the increased scale of the business, specifically: compensation and benefits costs ($10.8 million); non- cash expense for share-based payment arrangements ($4.9 million); professional and outside services and computer services ($2.3 million); telephone expenses ($704,000); insurance ($676,000); and sales, use and miscellaneous taxes ($673,000).

Interest Income, Net.    Interest income, net increased $2.8 million to $3.7 million in 2006 from $860,000 in 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes.    In 2006, we recorded income tax expense of $50.6 million, which reflects an estimated annual effective tax rate of 37.3%. In 2005, we recorded $13.1 million of income tax expense for the reporting period. The effective tax rate in 2005 was 38.5%. The decrease in the effective tax rate was primarily due to lower state income taxes due to the apportionment of income to states with lower tax rates.

Net Income.    For the year ended December 31, 2006, net income increased by $64.1 million to $85.1 million from net income of $21.0 million in 2005. The increase in net income in 2006 is primarily due to higher gross profit in 2006 versus 2005 resulting from increased revenue offset by higher advertising and marketing spending, general and administrative expenses and income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
REVENUE	$212,506	$37,996	$174,510	459%

COSTS AND EXPENSES:
Cost of revenue	109,431	21,612	87,819	406%
Marketing	47,793	7,548	40,245	533%
General and administrative	21,009	7,039	13,970	198%
Depreciation and amortization	983	268	715	267%

Total costs and expenses	179,216	36,467	142,749	391%

Operating income	33,290	1,529	31,761	2077%
OTHER INCOME	—	134	(134)	(100%)
INTEREST INCOME, net	860	36	824	2289%

Income before income taxes	34,150	1,699	32,451	1910%
INCOME TAXES	13,135	680	12,455	1832%

Net income	$21,015	$1,019	$19,996	1962%

% of revenue
Gross margin	48.5%	43.1%
Marketing	22.5%	19.9%
General and administrative	9.9%	18.5%
Operating income	15.7%	4.0%

Revenue.    Revenue increased to $212.5 million for the year ended December 31, 2005 from $38.0 million for the year ended December 31, 2004. The revenue increase of $174.5 million, or 459%, resulted from increased direct sales ($158.5 million), QVC sales ($11.4 million) and the field sales channel ($2.7 million) plus the addition of Slim and Tone ($2.3 million), offset by decreased sales in our case distributor channel ($360,000). In the year ended December 31, 2005, direct revenue accounted for 89% of total revenue, while QVC, field sales, case distributor and Slim and Tone revenue accounted for 7%, 2%, 1% and 1% of revenue, respectively. In 2004, the comparable percentages were 81%, 11%, 5%, 3% and 0%, respectively.

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

Marketing expenses increased $40.3 million to $47.8 million in 2005 from $7.5 million in 2004. Almost all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($38.8 million), payroll related to marketing and advertising ($764,000) and production of television advertising ($510,000). In total, media spending was $44.1 million in 2005 and $5.3 million in 2004. Fourth quarter 2005 marketing expenses included about $380,000 in production costs for infomercial and short form television advertisements that were charged to expense when they first aired in November and December 2005. This compares to the fourth quarter 2004 when marketing expenses included about $800,000 in production and talent costs for an infomercial and short form television advertisements that were charged to expense when they first aired in late December 2004.

General and administrative expenses increased $14.0 million to $21.0 million in 2005 from $7.0 million in 2004. The increase is attributable to higher costs associated with the increase in revenue, specifically: compensation and benefits costs ($7.4 million); professional, computer and temporary staffing services ($3.1 million); telephone and internet expenses ($944,000); office related expenses including rent and supplies ($901,000); sales, use and miscellaneous taxes ($540,000); travel and conference expenses ($427,000); new product and program development and associated packaging expenses ($405,000); and insurance ($306,000). General and administrative expenses in 2005 included approximately $965,000 in costs associated with our Sarbanes-Oxley compliance initiatives including consulting and accounting fees, but excluding compensation expense for additional internal staff.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2006, our principal commitments consisted of obligations under supply agreements with food vendors, a capital lease, operating leases, employment contracts and a note payable related to the Slim and Tone acquisition. We have excluded one supply agreement from the table below because the contract did not specify fixed purchase commitments. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Food purchase commitments	$42.2	$18.8	$23.4	$—	$—
Operating and capital leases	9.5	2.3	5.4	1.8	—
Note payable	0.3	0.3	—	—	—

	$52.0	$21.4	$28.8	$1.8	$—

The Company has entered into supply agreements with two food vendors. These agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of three years. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchases commitments through 2009.

Other than the leases, the agreements with food vendors and employment agreements, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2006, we had net working capital of $134.0 million, an increase of $68.5 million from the $65.5 million net working capital balance at December 31, 2005. Cash and cash equivalents at December 31, 2006 were $13.8 million, an increase of $9.9 million from the balance of $3.9 million at December 31, 2005. In addition, we had $68.5 million and $42.1 million invested in marketable securities at December 31, 2006 and 2005, respectively. Our principal sources of liquidity during this period were cash flow from operations. At December 31, 2006, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. In connection with the acquisition of Slim and Tone, we have a seller note obligation of $300,000 at the end of 2006. We currently have no off-balance sheet financing arrangements.

In the year ended December 31, 2006, we generated a cash flow of $65.6 million from operations, an increase of $48.0 million from 2005. The increase in cash flow from operations is attributable to higher net income. Net changes in operating assets and liabilities decreased cash flow from operations by $31.2 million in 2006, with changes in components generally due to the larger scale of the business. Increases in inventories ($38.2 million), receivables ($9.7 million) and other assets ($7.1 million) were partially offset by increases in accounts payable ($23.5 million). In the fourth quarter of 2006, we had negative cash flow from operations of $27.8 million, primarily attributable to a $45.7 million increase in inventory in the quarter. We increased inventory in the fourth quarter in order to meet anticipated demand in the first quarter of 2007. Based on forecasted results for the first quarter of 2007, we believe the increase in inventory levels was appropriate.

In the year ended December 31, 2006, net cash used in investing activities was $32.0 million, which consisted of net purchases of marketable securities ($26.1 million) and capital expenditures ($5.9 million) incurred to increase web site capacity and fulfillment operations, as well as computer equipment and leasehold improvements related to staff additions and office expansion.

In the year ended December 31, 2006, net cash used in financing activities consisted of the repurchase of 896,700 shares of common stock for an aggregate purchase price of $45.4 million partially offset by the tax benefit from stock option exercises of $17.9 million and cash receipts of $3.6 million from the exercise of common stock options.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200 million of our outstanding shares of common stock was authorized. The stock repurchase program from 2006 does not have an expiration date and may be limited or terminated at any time without prior notice. The stock repurchase program from 2007 has an expiration date of August 9, 2008 and also may be limited or terminated at any time without prior notice. The repurchased shares have been retired. Through February 26, 2007, the Company had purchased an additional 516,691 shares of common stock for an aggregate cost of $24.0 million.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

We have not declared or paid any dividends since inception. Our Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. However, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending and, in 2006, third quarter revenue was higher than the first quarter due in part to favorable conditions in the market for certain media. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at December 31, 2006, our cash and cash equivalents at that date of $13.8 million were maintained in bank accounts and our marketable securities at that date of $68.5 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 36 through 55 hereto and is incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of December 31, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting. Their report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders NutriSystem, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NutriSystem, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). NutriSystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NutriSystem, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, NutriSystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORTAE GOVERNACE

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

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

See Index to the Consolidated Financial Statements on page 36 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 56 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited the accompanying consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2007

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,785	$3,902
Marketable securities	68,469	42,066
Receivables	17,218	7,517
Inventories	72,366	34,153
Deferred income taxes	2,743	1,577
Other current assets	11,202	4,281

Total current assets	185,783	93,496
FIXED ASSETS, net	9,374	6,002
IDENTIFIABLE INTANGIBLE ASSETS	787	1,351
GOODWILL	465	465
DEFERRED INCOME TAXES	1,133	5,787
OTHER ASSETS	325	145

	$197,867	$107,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable and capital lease obligation	$180	$171
Accounts payable	49,361	25,886
Accrued payroll and related benefits	1,371	963
Other current liabilities	822	1,006

Total current liabilities	51,734	28,026
NON-CURRENT LIABILITIES	831	254

Total liabilities	52,565	28,280

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding– 35,878,856 at December 31, 2006 and 35,432,055 at December 31, 2005)	35	35
Additional paid-in capital	60,355	79,149
Retained earnings (deficit)	84,912	(218)

Total stockholders’ equity	145,302	78,966

	$197,867	$107,246

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE	$568,209	$212,506	$37,996

COSTS AND EXPENSES:
Cost of revenue	271,396	109,431	21,612
Marketing	118,479	47,793	7,548
General and administrative	43,169	21,009	7,039
Depreciation and amortization	3,047	983	268

Total costs and expenses	436,091	179,216	36,467

Operating income	132,118	33,290	1,529

OTHER INCOME	—	—	134

INTEREST INCOME, net	3,655	860	36

Income before income taxes	135,773	34,150	1,699
INCOME TAXES	50,643	13,135	680

Net income	$85,130	$21,015	$1,019

BASIC INCOME PER COMMON SHARE	$2.38	$0.64	$0.03

DILUTED INCOME PER COMMON SHARE	$2.29	$0.59	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	35,800	32,898	29,206
Diluted	37,122	35,618	31,842

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Common Stock Warrants	Retained Earnings (Deficit)	Total
BALANCE, January 1, 2004	28,511,021	$28	$31,238	$277	$(22,252)	$9,291
Net income	—	—	—	—	1,019	1,019
Share-based expense	108,500	—	322	—	—	322
Exercise of stock options	982,159	1	586	—	—	587
Exercise of warrants	531,180	1	661	(277)	—	385
Tax benefit from stock option exercises	—	—	571	—	—	571

BALANCE, December 31, 2004	30,132,860	30	33,378	—	(21,233)	12,175
Net income	—	—	—	—	21,015	21,015
Share-based expense	36,500	—	137	—	—	137
Exercise of stock options	2,786,070	3	4,132	—	—	4,135
Issuance of common shares	2,476,625	2	25,397	—	—	25,399
Tax benefit from stock option exercises	—	—	16,105	—	—	16,105

BALANCE, December 31, 2005	35,432,055	35	79,149	—	(218)	78,966
Net income	—	—	—	—	85,130	85,130
Share-based expense	19,327	—	3,465	—	—	3,465
Exercise of stock options	1,324,174	1	3,631	—	—	3,632
Purchase and retirement of common shares	(896,700)	(1)	(45,367)	—	—	(45,368)
Exercise of share-based instruments held by consultants, net of liability classification upon adoption of SFAS 123R	—	—	1,538	—	—	1,538
Tax benefit from stock option exercises	—	—	17,939	—	—	17,939

BALANCE, December 31, 2006	35,878,856	$35	$60,355	$—	$84,912	$145,302

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,130	$21,015	$1,019
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	3,047	983	268
Accrued interest income	(353)	(266)	—
Imputed interest expense	14	23	1
Loss on disposal of fixed assets	19	59	—
Share–based expense	5,507	137	322
Deferred tax expense (benefit)	3,488	(3,005)	110
Tax benefit from stock option exercises	—	16,105	571
Changes in operating assets and liabilities excluding the effects of acquisition—
Restricted cash	—	—	250
Receivables	(9,701)	(6,489)	(580)
Inventories	(38,213)	(30,474)	845
Other assets	(7,101)	(3,148)	(585)
Accounts payable	23,475	21,527	828
Accrued payroll and related benefits	408	595	179
Other liabilities	(80)	491	(433)

Net cash provided by operating activities	65,640	17,553	2,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(121,000)	(41,800)	—
Sales of marketable securities	94,950	—	—
Capital additions	(5,910)	(5,436)	(688)
Cash paid for acquisition of a business	—	—	(1,562)

Net cash used in investing activities	(31,960)	(47,236)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net of offering costs	—	25,399	—
Exercise of stock options and warrants	3,632	4,135	972
Payment on note payable	—	(150)	—
Tax benefit from stock option exercises	17,939	—	—
Stock purchases, at cost	(45,368)	—	—

Net cash (used in) provided by financing activities	(23,797)	29,384	972

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,883	(299)	1,517

CASH AND CASH EQUIVALENTS, beginning of year	3,902	4,201	2,684

CASH AND CASH EQUIVALENTS, end of year	$13,785	$3,902	$4,201

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

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2006 and December 31, 2005, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of December 31, 2006, all the auction-rate securities held have maturities in excess of 10 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. The Company classifies these available-for-sale securities as a current asset.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Beginning in the fourth quarter 2005, the Company included inbound freight expenses as part of capitalized inventory costs. The impact of not previously capitalizing these expenses is not material to the 2004 consolidated financial statements.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two years. Costs incurred related to planning or maintenance of internal-use software are charged to expense as incurred.

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

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2006 and December 31, 2005, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns, free food products provided to consumers and billed sales tax. Revenue from shipping and handling charges was $2,567, $1,125 and $401 in 2006, 2005 and 2004, respectively. Shipping-related costs are included in cost of revenue.

Revenue for Slim and Tone consists primarily of royalties and franchise fees. Revenue for franchise fees is recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Dependence on Key Customer / Suppliers

Approximately 5%, 7% and 11% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively, relates to sales through QVC. Accounts receivable from QVC at December 31, 2006 and December 31, 2005, were $498 and $410, respectively.

In 2006, approximately 32%, 12%, 11% and 10%, respectively, of inventory purchases were from four suppliers. The Company has supply arrangements with two of these vendors that require the Company to make minimum purchases (see Note 8). In 2005, these vendors supplied 35%, 11%, 1% and 13% of total purchases and in 2004 these vendors supplied 46%, 6%, 0% and 26% of total purchases.

In 2006, 2005 and 2004, the Company outsourced approximately 87%, 75% and 75%, respectively, of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $3,169 and $2,402 at December 31, 2006 and 2005, respectively, has been recorded in receivables in the accompanying consolidated balance sheet. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2006 and 2005, $46 and $137, respectively, of capitalized direct-mail advertising costs are included in other current assets and $1,533 and $1,027, respectively, of costs have been prepaid for upcoming advertisements and promotions. Media expense was $111,343, $44,084 and $5,274 in 2006, 2005 and 2004, respectively.

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

Segment Information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. Revenue consists primarily of food sales. The operations and assets for Slim and Tone are not material in relation to the consolidated financial statements.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income:	$85,130	$21,015	$1,019

Weighted average shares outstanding:
Basic	35,800	32,898	29,206
Effect of dilutive stock options and warrants	1,322	2,720	2,636

Diluted	37,122	35,618	31,842

Earnings per common share:
Basic	$2.38	$0.64	$0.03

Diluted	$2.29	$0.59	$0.03

In 2006, 2005 and 2004, common stock equivalents from stock options and warrants representing 63,829, 102,728 and 1,290,334 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the cost of all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair value of the awards at grant date. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period (see Note 11). In 2006, the Company recorded a pre-tax compensation charge resulting from the adoption of SFAS No. 123R of $4,429, or $0.07 per diluted share. Additionally, the Company recorded a pre-tax compensation charge of $541 for restricted stock grants in 2006. The related income tax benefit for all share-based compensation was $1,359.

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

Prior to the adoption of SFAS No. 123R, had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts:

	Year Ended December 31,
	2005	2004
Net income:
As reported	$21,015	$1,019
Add: stock-based employee compensation expense included in reported net income, net of tax	16	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(1,404)	(728)

Pro forma	$19,627	$291

Basic net income per share:
As reported	$0.64	$0.03

Pro forma	$0.60	$0.01

Diluted net income per share:
As reported	$0.59	$0.03

Pro forma	$0.58	$0.01

In calculating pro forma compensation, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	117.1%	122.2%
Risk-free interest rate	4.04%	3.86%
Expected life (in years)	5.6	5.6

Cash Flow Information

The Company made payments for income taxes of $32,000, $307 and $40 and minimal interest payments in 2006, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

3.	ACQUISITION

On December 2, 2004, the Company acquired Slim and Tone. The purchase price consisted of $1,000 cash payment to the seller at closing, a $450 deposit into an escrow account for the benefit of the seller and a seller note for $450 (see Note 7). The acquisition was accounted for under the purchase method of accounting and the operating results of the acquired business have been included in the consolidated statements of operations and cash flows from the acquisition date through December 31, 2006. Pro forma statement of operations data for 2004 is not included for Slim and Tone as the operations are not material in relation to the consolidated financial statements.

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents
Demand deposits	$13,628	$—	$13,628
Money market accounts	157	—	157

December 31, 2006	$13,785	$—	$13,785

Marketable securities
Auction-rate securities	$67,850	$619	$68,469

December 31, 2006	$67,850	$619	$68,469

Cash and cash equivalents
Demand deposits	$3,621	$—	$3,621
Money market accounts	281	—	281

December 31, 2005	$3,902	$—	$3,902

Marketable securities
Auction-rate securities	$41,800	$266	$42,066

December 31, 2005	$41,800	$266	$42,066

As of December 31, 2006 and 2005, auction rate securities consist of higher education, variable interest bonds.

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2006	2005
Furniture and fixtures	$1,924	$943
Computer hardware and software	5,205	2,593
Equipment	3,975	2,957
Leasehold improvements	2,328	1,366

	13,432	7,859
Accumulated depreciation	(4,058)	(1,857)

	$9,374	$6,002

Depreciation expense was $2,483, $719 and $259 in 2006, 2005 and 2004, respectively.

6.	IDENTIFIABLE INTANGIBLE ASSETS

The Company recorded the following identifiable intangible assets in connection with the acquisition of Slim and Tone.

		December 31, 2006			December 31, 2005

	Weighted Average Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	6.0 years	$580	$388	$192	$580	$185	$395
Procedures manuals	1.5 years	120	120	—	120	86	34
Covenant not to compete	2.0 years	4	4	—	4	2	2

		704	512	192	704	273	431
Non-amortizable intangible assets
Trade name/trademark		595	—	595	920	—	920

Total		$1,299	$512	$787	$1,624	$273	$1,351

The identifiable intangible assets are amortized over the above noted periods on a straight line basis other than customer relationships, which is amortized based on the estimated timing of the value obtained (under which the majority of the amortization expense has been recognized in the first two years of service). In 2006, the Company recognized additional expense of $398 for the reduction in the carrying value of the customer relationships and trade name/trademark as the Slim and Tone franchises have suffered a decline in projected future revenues compared to original estimates. These charges were recorded to depreciation and amortization in the accompanying consolidated statement of operations. The additional expense recorded for the customer relationships of $73 decreased the weighted average life from 10 years to six years. Amortization expense for 2006, 2005 and 2004 (for the period from the acquisition date through December 31, 2005) was $564, $264 and $9, respectively. Estimated amortization expense for the remaining amortizable intangible assets is not material.

7.	NOTE PAYABLE AND CAPITAL LEASE OBLIGATION

In connection with the acquisition of Slim and Tone, the Company issued a $450 note payable to the seller. The seller note bears no interest and, as such, has been recorded net of a discount of $43 computed at a 5.2% interest rate. Amortization of the note discount was $14 and $23 in 2006 and 2005, respectively, and $1 from the acquisition date through December 31, 2004. Under the terms of the note agreement, the Company made a payment of $150 on December 31, 2005, and will make a payment of $150 in January 2006 and $150 on December 31, 2007.

In the second quarter of 2005, the Company entered into a capital lease agreement for telephone systems. The lease is a five year lease that expires in the end of 2009 and contains a bargain purchase option. The present value of the lease payments is $183 based on an annual interest rate of 6%. The lease requires a payment of $4 per month.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of one to six years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one year or more years, consist of the following at December 31, 2006:

2007	$2,273
2008	2,740
2009	2,717
2010	1,425
2011	339

$9,494

Total rent expense for 2006, 2005 and 2004 was $1,378, $912 and $663, respectively.

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

The Company has entered into supply agreements with two food vendors. These agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of three years. One agreement also provides rebates if certain volume thresholds are exceeded. One agreement provides a fixed purchase commitment which requires the Company to make purchases of $42,216 through March 2009. The Company anticipates it will meet all annual purchases commitments through 2009.

9.	COMMON STOCK

Common Stock

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

In 2006, the Company issued 1,324,174 shares of common stock upon the exercise of common stock options and received proceeds of $3,632 and the restrictions on 8,523 shares of common shares issued to employees lapsed. Also, in 2006, the Company issued 10,804 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $537.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized. The stock repurchase program from 2006 does not have an expiration date and may be limited or terminated at any time without prior notice. The stock repurchase program from 2007 has an expiration date of August 9, 2008, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In 2006, the Company purchased and subsequently retired 896,700 shares of common stock for an aggregate cost of $45,368. Through February 26, 2007, the Company had purchased an additional 516,691 shares of common stock for an aggregate cost of $23,983.

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

10.	INCOME TAXES

Income taxes consist of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$41,608	$—	$—
State	5,547	—	—

	47,155	—	—

Deferred:
Federal	3,140	11,668	578
State	473	1,671	102

	3,613	13,339	680

Change in valuation allowance	(125)	(204)	—

	$50,643	$13,135	$680

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	3.0	4.9	6.0
Tax exempt income	(0.7)	(0.7)	—
Other	0.1	(0.1)	—
Change in deferred tax valuation allowance	(0.1)	(0.6)	—

	37.3%	38.5%	40.0%

As of December 31, 2006, the Company recorded an income tax receivable of $3,522 included in other current assets in the accompanying consolidated balance sheet. The Company recognized a tax benefit of $17,939 and $16,105 in 2006 and 2005, respectively, from the exercise of certain stock options and recorded these amounts as increases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax asset—
Reserves and accruals	$1,283	$927
Goodwill	369	433
Net operating loss carryforward	1,133	5,974
Other	1,141	176

	3,926	7,510
Valuation allowance	—	(125)

	3,926	7,385
Deferred tax liability—
Property and equipment	(50)	(21)

	$3,876	$7,364

At December 31, 2006, the Company had net operating loss carryforwards of approximately $17,500 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2020.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax assets.

11.	Equity Instruments

Equity Incentive Plans

The Company has two equity incentive plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock and shares of common stock. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,600,000 shares of common stock, respectively, for issuance. At December 31, 2006, options to purchase 667,459 shares were available for grant under these plans.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which a variety of equity instruments can be granted to non-employee directors and consultants to the Company including nonqualified stock options to purchase shares of the Company’s common stock or shares of common stock. The Director Plan authorizes up to 1,500,000 shares of common stock for issuance. At December 31, 2006, 704,039 shares were available for grant under this plan.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the awards issued under the Equity Incentive Plans expire 10 years from the grant date and all of the awards issued under the Director Plan expire between three months and 10 years from the grant date. The Board also determines the vesting provisions and the exercise price per share, which is the fair market value at date of grant. Awards issued to employees generally vest over a three year period.

The following table summarizes the options granted, exercised and cancelled in 2004, 2005 and 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2004	4,837,167	$1.12
Granted	1,481,834	2.39
Exercised	(982,159)	0.60
Forfeited	(198,666)	1.81
Expired	—	—

Outstanding, December 31, 2004	5,138,176	1.56
Granted	501,900	11.83
Exercised	(2,786,070)	1.49
Forfeited	(121,169)	0.80
Expired	—	—

Outstanding, December 31, 2005	2,732,837	3.55
Granted	—	—
Exercised	(1,324,174)	2.74
Forfeited	(43,335)	15.25
Expired	—	—

Outstanding, December 31, 2006	1,365,328	$3.97	7.46	$81,128

Exercisable at December 31, 2006	676,478	$1.75	6.87	$41,698

The following table summarizes information about stock options outstanding as of December 31, 2006:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$0.33 - $0.99	394,647	6.4	$0.59
$1.00 - $1.99	93,170	7.3	$1.84
$2.00 - $2.99	611,008	7.9	$2.56
$3.00 - $9.99	150,001	7.6	$6.49
$10.00 - $19.99	29,835	8.5	$15.30
$20.00 - $31.99	86,667	8.7	$23.33

	1,365,328	7.5	$3.97

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

In 2006, the Company recorded a pre-tax compensation charge of $2,387 on the accompanying consolidated statement of operations for the portion of previously granted stock option awards that vested during 2006. There were no option grants in 2006. The weighted-average grant date fair value of the options issued in 2005 and 2004 was $10.08 and $2.08, respectively. The total intrinsic value of stock options exercised in 2006, 2005 and 2004 was $69,088, $48,664, and $1,755, respectively.

The Company issued 400 and 33,333 stock options to non-employees in 2005 and 2004, respectively, in addition to stock options granted in prior years. These options vested over various periods and resulted in compensation expense of $6 and $102 in 2005 and 2004, respectively. Compensation costs for these stock options were recorded as general and administrative expenses in the accompanying consolidated statements of operations. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	116.0%	70.0%
Risk-free interest rate	3.2%	1.7%-3.2%
Contract life (in years)	2.5	0.25-2.5

In 2006, 2005 and 2004, the Company authorized the issuance of 2,370, 3,660 and 35,000 shares of common stock as compensation to the Board of Directors resulting in a $150, $150 and $100 stock-based compensation expense, respectively. These shares were charged to expense when authorized. In addition, in 2006, 2005 and 2004, the Company issued a total of 3,961, 1,500 and 58,500 shares of common stock, respectively, to non-employees for services. The value of the shares issued was $200, $4 and $135 in 2006, 2005 and 2004, respectively. The stock-based compensation costs were recorded in marketing expenses in 2006 and general and administrative expenses in 2005 and 2004 in the accompanying consolidated statements of operations.

At December 31, 2006, 2,776,476 shares of common stock are reserved for the exercise of stock options, restricted share grants and other types of equity investment that may be issued.

The Company has issued restricted stock to employees generally with a three year vesting period. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, December 31, 2005	28,010	$39.28
Granted	20,976	51.36
Vested	(9,336)	39.28
Cancelled	—	—

Nonvested, December 31, 2006	39,650	$45.67

The Company recorded compensation of $541 and $30 in the accompanying consolidated statement of operations for 2006 and 2005, respectively, in connection with the issuance of the restricted shares.

As of December 31, 2006, there was $4,162 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $3,223 was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During 2006, $2,042 was recorded as expense based on the remeasurement of these options. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. Stock options to acquire 85,400 shares of common stock were exercised during 2006 resulting in the reclassification of $4,761 to equity. As of December 31, 2006, $504 was included in other current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.7%
Contractual life (in years)	6.4

Expected volatility is based on the historical volatility of the price of the Company’s common stock over the period commensurate with the contractual life of the options. The contractual term of awards represents the contractual period of time that options granted may be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 4% for 2006, 2005 and 2004 of the employee’s annual salary. Employees vest immediately in their contributions and the Company contribution. The Company’s contributions in 2006, 2005 and 2004 were $683, $281 and $137, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$1,537	$139	$71
Provision for estimated returns	39,575	15,676	2,164
Actual returns	(38,562)	(14,278)	(2,096)

Balance at end of year	$2,550	$1,537	$139

The provision for estimated returns and actual returns increased due to the higher level of new customers.

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)

2006:
Revenue	$146,751	$132,631	$155,258	$133,569	$568,209
Gross margin	$73,064	$69,139	$81,561	$73,049	$296,813
Income before income taxes	$35,758	$31,919	$37,739	$30,357	$135,773
Net income	$22,335	$19,790	$23,398	$19,607	$85,130
Basic income per common share	$0.63	$0.55	$0.65	$0.55	$2.38

Diluted income per common share	$0.60	$0.53	$0.63	$0.53	$2.29

2005:
Revenue	$37,428	$40,943	$64,518	$69,617	$212,506
Gross margin	$16,955	$20,093	$31,821	$34,206	$103,075
Income before income taxes	$5,380	$7,200	$11,445	$10,125	$34,150
Net income	$3,228	$4,321	$7,195	$6,271	$21,015
Basic income per common share	$0.11	$0.14	$0.21	$0.18	$0.64

Diluted income per common share	$0.10	$0.12	$0.19	$0.17	$0.59

The quarterly consolidated financial data for the fourth quarter of 2005 reflects the inclusion of inbound freight expenses as part of capitalized inventory (see Note 2). The impact of not previously capitalizing these expenses is not material to the quarterly consolidated financial data for 2005. If these costs had been capitalized in prior periods then the reported net income for the fourth quarter of 2005 would be reduced by $309 and diluted income per share would be $0.01 lower.

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

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

**10.6	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company

**10.7	2000 Equity Incentive Plan of the Company

10.8	Agreement dated April 26, 2005 between NutriSystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report of Form 10-K filed on March 14, 2006.

10.9	Employment agreement dated October 4, 2004 between NutriSystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 18, 2005.

10.10	Agreement dated June 14, 2005 between Truitt Bros., Inc. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

No.	Description

10.11	Agreement dated September 16, 2005 between NutriSystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

10.12	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 23, 2005.

21.1	Subsidiaries of NutriSystem Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).

**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ MICHAEL J. HAGAN
Michael J. Hagan,
Chairman of the Board, President and Chief Executive Officer

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/s/ MICHAEL J. HAGAN	February 27, 2007
Michael J. Hagan
Chairman of the Board, President and Chief Executive Officer

BY:	/s/ JAMES D. BROWN	February 27, 2007
James D. Brown
Chief Financial Officer and Principal Accounting Officer

BY:	/s/ IAN J. BERG	February 27, 2007
Ian J. Berg
Director

BY:	/s/ ROBERT F. BERNSTOCK	February 27, 2007
Robert F. Bernstock
Director

BY:	/s/ MICHAEL DIPIANO	February 27, 2007
Michael DiPiano
Director

BY:	/s/ WARREN V. (PETE) MUSSER	February 27, 2007
Warren V. (Pete) Musser
Director

BY:	/s/ BRIAN P. TIERNEY	February 27, 2007
Brian P. Tierney
Director

BY:	/s/ STEPHEN T. ZARRILLI	February 27, 2007
Stephen T. Zarrilli
Director