Form 10-Q
period 2007-03-31
NUTRI SYSTEM INC /DE/
filed 2007-05-09
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2007:

Common Stock, $.001 par value	34,352,929 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$15,173	$13,785
Marketable securities	54,086	68,469
Receivables	23,361	17,218
Inventories	57,145	72,366
Deferred income taxes	3,667	2,743
Other current assets	7,592	11,202

Total current assets	161,024	185,783

FIXED ASSETS, net	11,593	9,374

OTHER ASSETS	2,919	2,710

	$175,536	$197,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,384	$45,306
Accrued payroll and related benefits	3,140	1,371
Accrued income taxes	18,915	—
Other accrued expenses and current liabilities	8,607	5,057

Total current liabilities	66,046	51,734

NON-CURRENT LIABILITIES	753	831

Total liabilities	66,799	52,565

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 34,317,855 at March 31, 2007 and 35,918,506 at December 31, 2006)	34	35
Additional paid-in capital	—	60,355
Retained earnings	108,703	84,912

Total stockholders’ equity	108,737	145,302

	$175,536	$197,867

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUE	$238,360	$146,751

COSTS AND EXPENSES:
Cost of revenue	111,650	73,687
Marketing	51,712	26,935
General and administrative	14,419	10,424
Depreciation and amortization	969	526

Total costs and expenses	178,750	111,572

Operating income	59,610	35,179

INTEREST INCOME, net	977	579

Income before income taxes	60,587	35,758

INCOME TAXES	22,720	13,423

Net income	$37,867	$22,335

BASIC INCOME PER COMMON SHARE	$1.07	$0.63

DILUTED INCOME PER COMMON SHARE	$1.04	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	35,364	35,697

Diluted	36,274	37,119

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
BALANCE, December 31, 2006	35,878,856	$35	$60,355	$84,912	$145,302

Net income	—	—	—	37,867	37,867

Share-based expense	6,748	—	1,020	—	1,020

Exercise of stock options	62,049	1	239	—	240
Purchase and retirement of common shares	(1,682,835)	(2)	(62,343)	(14,076)	(76,421)

Tax benefit from stock option exercises	—	—	729	—	729

BALANCE, March 31, 2007	34,264,818	$34	$—	$108,703	$108,737

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,867	$22,335
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	969	526
Share-based expense	802	1,888
Deferred tax (benefit) expense	(1,333)	3,571
Changes in operating assets and liabilities-
Accrued interest income	183	224
Receivables	(6,143)	(6,412)
Inventories	15,221	(5,758)
Other assets	3,915	(416)
Accounts payable	(9,922)	2,452
Accrued payroll and related benefits	1,769	710
Accrued income taxes	18,915	7,175
Other accrued expenses and liabilities	3,719	1,967

Net cash provided by operating activities	65,962	28,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(47,000)	(29,850)
Sales of marketable securities	61,200	3,400
Capital additions	(3,172)	(1,465)

Net cash provided by (used in) investing activities	11,028	(27,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	240	887
Tax benefit from stock option exercises	729	2,677
Payment on note payable	(150)	—
Repurchases and retirement of common stock	(76,421)	—

Net cash (used in) provided by financing activities	(75,602)	3,564

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,388	3,911

CASH AND CASH EQUIVALENTS, beginning of period	13,785	3,902

CASH AND CASH EQUIVALENTS, end of period	$15,173	$7,813

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

Interim Financial Statements

The Company’s consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction-rate securities with original maturities of greater than three months. As of March 31, 2007, all the auction-rate securities held have maturities in excess of 10 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. The Company classifies these available-for-sale securities as a current asset.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$14,781	$—	$14,781
Money market accounts	392	—	392

March 31, 2007	$15,173	$—	$15,173

Marketable securities

Auction-rate securities	$53,650	$436	$54,086

March 31, 2007	$53,650	$436	$54,086

Cash and cash equivalents

Demand deposits	$13,628	$—	$13,628
Money market accounts	157	—	157

December 31, 2006	$13,785	$—	$13,785

Marketable securities

Auction-rate securities	$67,850	$619	$68,469

December 31, 2006	$67,850	$619	$68,469

As of March 31, 2007 and December 31, 2006, auction rate securities consist of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 7% and 8% of the Company’s revenue for the three months ended March 31, 2007 and 2006, respectively, relates to sales through QVC. Accounts receivable from QVC at March 31, 2007 and December 31, 2006 were $5,788 and $498, respectively.

Approximately 20%, 18% and 10% of inventory purchases for the three months ended March 31, 2007 were from three suppliers. The Company has supply arrangements with two of these vendors that require the Company to make minimum purchases (see Note 5). For the three months ended March 31, 2006, these vendors supplied 40%, 6% and 13% of total purchases.

In the three months ended March 31, 2007 and 2006, the Company outsourced approximately 89% and 87%, respectively, of its fulfillment operations to a third-party provider.

Inventories

Inventories consist principally of packaged food held in the Company’s warehouse or in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company includes inbound freight expenses as part of capitalized inventory costs.

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

Included in fixed assets are the capitalized costs of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two years. Costs incurred related to planning or maintenance of internal-use software are charged to expense as incurred.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2007 and December 31, 2006, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Revenue from product sales includes amounts billed for shipping and handling, and is presented net of returns, free food products provided to consumers and billed sales tax. Revenue from shipping and handling charges were $1,206 and $648 for the three months ended March 31, 2007 and 2006, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statement of operations.

Revenue for Slim and Tone consists primarily of food sales, royalties and franchise fees. Revenue for franchise fees is recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $49,027 and $25,962 during the three months ended March 31, 2007 and 2006 respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At March 31, 2007 and December 31, 2006, $318 and $46, respectively, of capitalized direct-mail advertising costs are included in other current assets and $2,330 and $1,533, respectively, of costs have been prepaid for upcoming advertisements and promotions.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, marketable securities, receivables and accounts payable, approximate the fair values due to the short-term nature of these instruments.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options, unvested restricted stock and warrants, using the treasury stock method. The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2007	2006
Net income:	$37,867	$22,335

Weighted average shares outstanding:
Basic	35,364	35,697
Effect of dilutive stock options and unvested restricted stock	910	1,422

Diluted	36,274	37,119

Earnings per common share:
Basic	$1.07	$0.63

Diluted	$1.04	$0.60

In the three months ended March 31, 2007 and 2006, common stock equivalents from stock options and unvested restricted stock representing 22,710 and 208,425 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair-value of share-based awards is determined using the Black-Scholes valuation model.

The fair-value of share-based awards is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options or vesting of restricted stock.

Certain of the Company’s share-based payment arrangements are outside the scope of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as these stock options are held by certain non-employee consultants. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and was reclassified from equity to a current liability as of January 1, 2006. The fair values of these awards are remeasured at each financial statement date until the awards are settled or expire.

Cash Flow Information

The Company made payments for income taxes of $806 in the three months ended March 31, 2007 and minimal interest payments for the three months ended March 31, 2007 and 2006, respectively. No payments were made for income taxes during the three months ended March 31, 2006.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Reclassifications

Certain amounts in prior year have been reclassified to conform to the current year presentation.

3. CAPITAL STOCK

Common Stock

The Company issued 62,049 and 454,322 shares of common stock in the first quarter of 2007 and 2006, respectively, upon the exercise of stock options and received proceeds of $240 and $887. Also, in the first quarter of 2007 and 2006, respectively, the Company issued 4,910 and 3,660 shares of common stock as compensation to board members, certain consultants and spokespersons per their contract. Costs recognized for these stock grants were $128 and $150 for the respective quarters. The fair value of the common stock issued in 2007 to certain spokespersons was $250. The remaining $130 will be recognized over the contractual term of the agreement as the services are provided.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized. The total amount authorized for the stock repurchase program from 2006 was utilized in 2007. The stock repurchase program from 2007 has an expiration date of August 9, 2008, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the first quarter of 2007, the Company purchased and retired 1,682,835 shares of common stock for an aggregate cost of $76,421. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of March 31, 2007, the Company may purchase an additional $128,211 under the existing repurchase program.

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

4. SHARE-BASED EXPENSE

The Company has two equity incentive plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock and shares of common stock. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,600,000 shares of common stock, respectively, for issuance.

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

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the awards issued under the Equity Incentive Plans expire 10 years from the grant date and all of the awards issued under the Director Plan expire between three months and 10 years from the grant date. The Board also determines the vesting provisions and the exercise price per share, which is the fair market value at the date of grant. Awards issued to employees generally vest over a three year period.

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,365,328	$3.97
Granted	—	—
Exercised	(62,049)	3.86
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2007	1,303,279	$3.97	7.19	$63,125

Exercisable at March 31, 2007	670,264	$1.60	6.58	$34,054

For the three months ended March 31, 2007 and 2006, the Company recorded pre-tax compensation charges of $533 and $684, respectively, on the accompanying consolidated statement of operations for the portion of previously granted stock option awards that vested after January 1, 2006. There were no option grants during the three months ended March 31, 2007 or 2006. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $3,571 and $17,580, respectively.

The Company has issued restricted stock to employees generally with a three year vesting period. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 31, 2006	39,650	$45.67
Granted	16,616	53.57
Vested	(1,838)	37.93
Cancelled	(1,391)	71.88

Nonvested, March 31, 2007	53,037	$47.73	$2,780

The Company recorded compensation of $229 and $98, respectively, in the accompanying consolidated statement of operations for the three months ended March 31, 2007 and 2006 in connection with the issuance of the restricted shares.

As of March 31, 2007, there was $4,182 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, which requires that vested stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2007 and 2006, the Company recorded a gain of $88 and additional expense of $956, respectively, based on the remeasurement of these options. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. As of March 31, 2007, $416 was included in other accrued expenses and current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards at March 31, 2007 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.6%
Contractual life (in years)	6.1

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

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of three years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase commitments through 2009.

6. INCOME TAXES

The Company recorded income taxes at an estimated annual effective tax rate applied to income before income taxes of 37.5% in both the first quarters of 2007 and 2006. In both periods, the estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% was primarily due to state income taxes. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2006, the Company had net operating loss carryforwards of approximately $17,500 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2007. Net operating losses will begin to expire in 2020.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

As a result of the adoption of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. The Company records accrued interest and penalties related to unrecognized tax benefits as part of pre-tax income. As of January 1, 2007, the Company had accrued $7 in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $624. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. The total amount of unrecognized tax benefits that if recognized, is approximately $407. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2006. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Business—Risk Factors” as disclosed in our Form 10-K filed on February 27, 2007 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Revenue consists primarily of food sales. For the three months ended March 31, 2007, the direct channel accounted for 91% of total revenue compared to 7% for QVC and 2% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a monthly basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, radio, internet and public relations.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, length of stay, total revenues, marketing per new customer, operating margins and reactivation revenue. In 2007, we have continued to focus on these metrics and expanded our efforts with integrated database marketing, increased market segmentation with women, men and seniors and new and deeper marketing channel exploration. We are focusing not only on the acquisition of customers but also the retention and reactivation of customers. We will look to improve the on-line experience with the member section of our website which should provide a more valuable, effective and interactive experience and increase the level of weight loss support that we offer with our program to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2006.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates are discussed with our audit committee quarterly.

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the quarters ended March 31, 2007 and 2006 were $16.6 million and $10.6 million, respectively. The reserve for returns incurred but not received and processed was $5.9 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2007 and 2006, we reduced cost of revenue by $1.4 million and $1.0 million, respectively, for these rebates. A receivable of $4.2 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively, has been recorded in receivables in the accompanying consolidated balance sheet.

Excess and Obsolete Inventory. We continually assess the quantities on hand of inventory to identify excess or obsolete inventory and record a provision for the potential loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customer’s behavior. The reserve for excess and obsolete inventory was $447,000 and $450,000 at March 31, 2007 and December 31, 2006, respectively.

Income Taxes. Currently, we are recording income taxes at a rate equal to the combined federal and state effective income tax rates. For the three months ended March 31, 2007, we recorded income tax expense of $22.7 million, which reflected an estimated annual effective income tax rate of 37.5%. For the three months ended March 31, 2006, we recorded income tax expense of $13.4 million, which reflected an estimated annual effective income tax rate of 37.5%. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income and sales by state, among other items.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions. Revenue for Slim and Tone consists primarily of food sales, franchise fees and royalties. Revenue for franchise fees is recognized when a franchise center opens for business. Royalties are paid monthly and recognized in the month the royalty is earned.

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

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective income tax rate for the year.

Overview of the Direct Channel

In the first quarter of 2007 and 2006, the direct channel represented 91% and 90%, respectively, of our revenue. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Our spending on advertising and marketing increased by $24.9 million to $51.7 million in the first quarter of 2007 from $26.8 million in the comparable period of 2006. Factors influencing our marketing effectiveness include the quality of the advertisements along with the availability of appropriate media. In addition to our marketing efforts, we also generate new customers through referrals and publicity, such as magazine articles and mentions on television. Former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers more than nine months removed from their initial purchase as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a “program” new customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers who make an initial purchase of less than $100. Program customers made up 99% of all new customers in both the first quarter of 2007 and 2006, with marketing cost per program customer of $143 and $114, in the respective periods. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer, and new program customer, acquired. In the first quarter of 2007 and 2006, $712,000 and $271,000, respectively, of our total marketing expense was used to reach former customers. When calculating new customer acquisition cost, we exclude this expense.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended March 31,
	2007	2006
Revenue	$217,859	$132,548

Cost of revenue	97,279	63,043

Gross margin	$120,580	$69,505
% of revenue	55.3%	52.4%

Marketing
New customers	$50,954	$26,563
Former customers	712	271

Total	$51,666	$26,834
% of revenue	23.7%	20.2%

New customers
Program	355,354	232,411
Total	358,465	234,800

Marketing/new customer
Program	$143	$114
Total	$142	$113

Revenue/customer (9 month trailing)
Total	$646	$617

New customer revenue/new customer
Program	$415	$419
Total	$411	$415

Direct revenue increased 64% in the first quarter of 2007 from the comparable period of 2006. In 2007, the number of new customers acquired increased by 123,665, or 53%, over the same period of 2006. The increase in new customers is primarily attributable to higher marketing spending. Marketing to new customers increased $24.4 million, or 92% in the first quarter of March 31, 2007 compared to the first quarter of 2006.

Direct gross margin increased to 55.3% in the first quarter of 2007 from 52.4% in 2006, primarily driven by the price increase, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing cost per new customer increased from $113 to $142 from the first quarter of 2006 to the comparable period of 2007. Marketing cost per new program customer increased from $114 to $143 in the same periods. The higher marketing cost per program customer can be attributed to the significant increase in marketing spend, particularly spending to promote the men’s program. The marketing cost to acquire a male customer was higher than the cost to acquire a female customer. Men made up approximately 35% and 18% of new customers in the first quarter of 2007 and 2006, respectively.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. For comparative purposes, the trailing nine months revenue per customer was $617, $630,

$641, and $632 for March 31, June 30, September 30, and December 31, 2006, respectively. The trailing nine months revenue per customer was $646 for March 31, 2007. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the first quarter of 2007, new customer revenue per new customer decreased 1% over 2006, or $4 per new customer. This was primarily driven by a greater number of new customers acquired later in the quarter than in the prior year.

Reactivation revenue from customers who were more than nine months removed from the initial purchase contributed approximately $20.1 million to revenue in the first quarter of 2007 compared to $5.9 million in the comparable period of 2006. Reactivation revenue is increasing primarily due to the increasing number of former customers. In management’s view, reactivation is particularly profitable because a relatively low marketing expense is incurred to generate reactivation revenue.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the first quarter of 2007, this channel represented 7% of our revenue as compared to 8% of our revenue in the comparable period of 2006. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $17.6 million for the three months ended March 31, 2007 compared to $11.6 million for the three months ended March 31, 2006, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the first quarter of 2007 versus the comparable period of 2006 because more shows aired and the sales per minute of air-time increased.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$238,360	$146,751	$91,609	62%

COSTS AND EXPENSES:
Cost of revenue	111,650	73,687	37,963	52%
Marketing	51,712	26,935	24,777	92%
General and administrative	14,419	10,424	3,995	38%
Depreciation and amortization	969	526	443	84%

Total costs and expenses	178,750	111,572	67,178	60%

Operating income	59,610	35,179	24,431	69%

INTEREST INCOME, net	977	579	398	69%

Income before income taxes	60,587	35,758	24,829	69%

INCOME TAXES	22,720	13,423	9,297	69%

Net income	$37,867	$22,335	$15,532	70%

% of revenue

Gross margin	53.2%	49.8%
Marketing	21.7%	18.4%
General and administrative	6.0%	7.1%
Operating income	25.0%	24.0%

Revenue. Revenue increased to $238.4 million in the first quarter of 2007 from $146.8 million for the first quarter of 2006. The revenue increase of $91.6 million, or 62%, resulted primarily from increased direct sales ($85.3 million) and QVC sales ($6.0 million). The direct channel accounted for 91% of total revenue in the first quarter of 2007 compared to 7% for QVC and 2% for other channels. In the first quarter of 2006, the direct channel accounted for 90% of total revenue compared to 8% for QVC and 2% for other channels.

Costs and Expenses. Cost of revenue increased $38.0 million to $111.7 million in the first quarter of 2007 from $73.7 million in the first quarter of 2006. Gross margin as a percent of revenue increased to 53.2% in the first quarter of 2007 from 49.8% for the first quarter of 2006. The increase in gross margin was primarily attributable to a price increase in our direct channel, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing expense increased $24.8 million to $51.7 million in the first quarter of 2007 from $26.9 million in the first quarter of 2006. Marketing expense as a percent of revenue increased to 21.7% in the first quarter of 2007 from 18.4% for the first quarter of 2006. Substantially all marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($23.0 million), public relations ($954,000) and payroll related to marketing and advertising ($251,000). In total, media spending was $49.0 million in the first quarter of 2007 and $26.0 million in the first quarter of 2006.

General and administrative expenses increased $4.0 million to $14.4 million in the first quarter of 2007 compared to $10.4 million in the first quarter of 2006. General and administrative expense as a percent of revenue decreased to 6.0% in the first quarter of 2007 from 7.1% in the comparable period of 2006. This increase is due primarily to higher compensation and benefits costs ($3.0 million) and professional and outside services expenses ($1.3 million) which offset the decrease in non-cash expense for share-based payment arrangements ($1.1 million) due to the decrease in the remeasurement of the liability awards.

Interest Income, Net. Interest income, net, increased $398,000 to $977,000 in the first quarter of 2007 compared to $579,000 in the first quarter of 2006 primarily due to higher cash balances and investments in marketable securities during the first half of the quarter.

Income Taxes. In the first quarter of 2007, we recorded income tax expense of $22.7 million, which reflects an estimated annual effective income tax rate of 37.5%. In the first quarter of 2006, we recorded income tax expense of $13.4 million, which reflected an estimated annual effective income tax rate of 37.5%.

Net Income. Net income increased $15.5 million to $37.9 million in the first quarter of 2007 compared to $22.3 million in the first quarter of 2006. The increase in net income is primarily due to higher gross profit from increased revenue partially offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, our principal commitments consisted of obligations under supply agreements with food vendors, a capital lease, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the three months ended March 31, 2007, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 as filed on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2007, we had net working capital of $95.0 million, compared to net working capital of $134.0 million at December 31, 2006. Cash and cash equivalents at March 31, 2007 were $15.2 million, an increase of $1.4 million from the balance of $13.8 million at December 31, 2006. In addition, we had $54.1 million and $68.5 million invested in marketable securities at March 31, 2007 and December 31, 2006, respectively. Our principal sources of liquidity during this period were cash flow from operations. We used $76.4 million to repurchase 1,682,835 shares of common stock during the quarter. At March 31, 2007, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. We currently have no off-balance sheet financing arrangements.

In the three months ended March 31, 2007, we generated cash flow from operations of $66.0 million, an increase of $37.7 million from the first three months of 2006. This increase was due to higher net income. Net changes in operating assets and liabilities increased cash flow from operations by $27.7 million in the three months ended March 31, 2007, with changes in components generally due to the reduction in inventory ($15.2 million) and an increase in accrued income taxes ($18.9 million) which offset the increase in receivables ($6.1 million).

In the three months ended March 31, 2007, net cash provided by investing activities consisted of cash proceeds of $14.2 million from the sale of marketable securities, net of purchases which offset $3.2 million in capital expenditures. The capital expenditures relate primarily to information technology for office expansion.

In the three months ended March 31, 2007, net cash used in financing activities consisted primarily of the repurchase of 1,682,835 shares of common stock for an aggregate purchase price of $76.4 million.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200 million of our outstanding shares of common stock was authorized. The total amount authorized for the stock repurchase program from 2006 was utilized in 2007. The stock repurchase program from 2007 has an expiration date of August 9, 2008 and also may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

There are no current plans in process relating to any material acquisition that is probable in the foreseeable future.

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

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2007, our cash and cash equivalents at that date of $15.2 million were maintained in bank accounts and our marketable securities at that date of $54.1 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2007	—	—	—	$4,632,229
February 1 – February 28, 2007	816,058	$45.90	816,058	$167,171,285
March 1 – March 31, 2007	866,777	$44.95	866,777	$128,211,060

(1) In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The total amount authorized for the stock repurchase program from 2006 was utilized in 2007. The stock repurchase program from 2007 has an expiration date of August 9, 2008 and also may be limited or terminated at any time without prior notice.

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	May 7, 2007
Michael J. Hagan
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	May 7, 2007
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