Form 10-Q
period 2007-06-30
NUTRI SYSTEM INC /DE/
filed 2007-08-08
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2007:

Common Stock, $.001 par value	34,213,010 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,642	$13,785
Marketable securities	77,909	68,469
Receivables	17,209	17,218
Inventories	47,553	72,366
Deferred income taxes	3,120	2,743
Other current assets	7,104	11,202

Total current assets	157,537	185,783

FIXED ASSETS, net	14,231	9,374
OTHER ASSETS	3,104	2,710

	$174,872	$197,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,503	$45,306
Accrued payroll and related benefits	6,004	1,371
Accrued income taxes	1,960	—
Other accrued expenses and current liabilities	6,757	5,057

Total current liabilities	45,224	51,734

NON-CURRENT LIABILITIES	842	831

Total liabilities	46,066	52,565

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 34,263,723 at June 30, 2007 and 35,918,506 at December 31, 2006)	34	35
Additional paid-in capital	—	60,355
Retained earnings	128,772	84,912

Total stockholders’ equity	128,806	145,302

	$174,872	$197,867

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$213,556	$132,631	$451,916	$279,382

COSTS AND EXPENSES:
Cost of revenue	96,260	63,492	207,910	137,179
Marketing	45,525	26,751	97,237	53,686
General and administrative	17,341	10,766	31,760	21,190
Depreciation and amortization	1,701	592	2,670	1,118

Total costs and expenses	160,827	101,601	339,577	213,173

Operating income	52,729	31,030	112,339	66,209

INTEREST INCOME, net	949	889	1,926	1,468

Income before income taxes	53,678	31,919	114,265	67,677

INCOME TAXES	20,129	12,129	42,849	25,552

Net income	$33,549	$19,790	$71,416	$42,125

BASIC INCOME PER COMMON SHARE	$0.98	$0.55	$2.05	$1.17

DILUTED INCOME PER COMMON SHARE	$0.96	$0.53	$2.00	$1.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,293	36,033	34,825	35,866
Diluted	35,111	37,481	35,690	37,301

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
BALANCE, December 31, 2006	35,878,856	$35	$60,355	$84,912	$145,302

Net income	—	—	—	71,416	71,416
Share-based expense	10,101	—	1,857	—	1,857
Exercise of stock options	325,484	1	1,211	—	1,212
Purchase and retirement of common shares	(2,011,431)	(2)	(70,198)	(27,556)	(97,756)
Tax benefit from stock option exercises	—	—	6,775	—	6,775

BALANCE, June 30, 2007	34,203,010	$34	$—	$128,772	$128,806

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,416	$42,125
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	2,670	1,118
Share-based expense	1,898	3,948
Deferred tax (benefit) expense	(995)	3,614
Changes in operating assets and liabilities-
Accrued interest income	85	(367)
Receivables	9	(390)
Inventories	24,813	(5,941)
Other assets	4,282	401
Accounts payable	(14,803)	(4,568)
Accrued payroll and related benefits	4,633	2,681
Accrued income taxes	1,960	1,664
Other accrued expenses and liabilities	1,829	300

Net cash provided by operating activities	97,797	44,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(104,075)	(54,550)
Sales of marketable securities	94,550	12,400
Capital additions	(7,496)	(2,500)

Net cash used in investing activities	(17,021)	(44,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,212	2,069
Tax benefit from stock option exercises	6,775	6,943
Payment on note payable	(150)	—
Repurchases and retirement of common stock	(97,756)	—

Net cash (used in) provided by financing activities	(89,919)	9,012

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,143)	8,947
CASH AND CASH EQUIVALENTS, beginning of period	13,785	3,902

CASH AND CASH EQUIVALENTS, end of period	$4,642	$12,849

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

Interim Financial Statements

The Company’s consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction rate securities with original maturities of greater than three months. As of June 30, 2007, all the auction rate securities held had original maturities in excess of 10 years. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities. The marketable securities may be readily sold at any time as there is a ready market for such securities. The Company does not intend to hold these marketable securities to maturity as evidenced by the sale of these investments during its normal operating cycle. Additionally, the Company intends to utilize these securities to fund operations in the ordinary course of business. Accordingly, the Company classifies these available-for-sale securities as a current asset in the consolidated balance sheet.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$4,361	$—	$4,361
Money market accounts	281	—	281

June 30, 2007	$4,642	$—	$4,642

Marketable securities

Auction rate securities	$77,375	$534	$77,909

June 30, 2007	$77,375	$534	$77,909

Cash and cash equivalents

Demand deposits	$13,628	$—	$13,628
Money market accounts	157	—	157

December 31, 2006	$13,785	$—	$13,785

Marketable securities

Auction rate securities	$67,850	$619	$68,469

December 31, 2006	$67,850	$619	$68,469

As of June 30, 2007 and December 31, 2006, auction rate securities consist of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 6% and 7% of the Company’s revenue for the six months ended June 30, 2007 and 2006, respectively, relates to sales through QVC. Accounts receivable from QVC at June 30, 2007 and December 31, 2006 were $2,225 and $498, respectively.

Approximately 23% and 16% of inventory purchases for the six months ended June 30, 2007 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 5). For the six months ended June 30, 2006, these vendors supplied 34% and 10% of total purchases.

In the six months ended June 30, 2007 and 2006, the Company outsourced approximately 89% and 87%, respectively, of its fulfillment operations to a third-party provider.

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

Included in fixed assets are the capitalized costs of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2007 and December 31, 2006, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized. Actual returns are tracked monthly and the estimated returns reserve is adjusted quarterly.

Revenue from product sales includes amounts billed for shipping and handling, and is presented net of returns, free food products provided to consumers and billed sales tax. Revenue from shipping and handling charges were $1,499 and $2,705 for the three and six months ended June 30, 2007, respectively, and $577 and $1,225 for the three and six months ended June 30, 2006, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statement of operations.

Revenue for Slim and Tone consists primarily of food sales, royalties and franchise fees. Revenue for franchise fees is recognized when a franchise center opens for business. Slim and Tone franchise fee payments received prior to a franchise center opening are recorded as deferred revenue. Royalties are paid monthly and recognized in the month the royalty is earned.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $41,329 and $90,356 during the three and six months ended June 30, 2007, respectively, and $25,164 and $51,126 for the three and six months ended June 30, 2006, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At June 30, 2007 and December 31, 2006, $290 and $46, respectively, of capitalized direct-mail advertising costs are included in other current assets and $1,817 and $1,533, respectively, of costs have been prepaid for upcoming advertisements and promotions.

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

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and unvested restricted stock, using the treasury stock method. The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income:	$33,549	$19,790	$71,416	$42,125

Weighted average shares outstanding:
Basic	34,293	36,033	34,825	35,866
Effect of dilutive stock options and unvested restricted stock	818	1,448	865	1,435

Diluted	35,111	37,481	35,690	37,301

Earnings per common share:
Basic	$0.98	$0.55	$2.05	$1.17

Diluted	$0.96	$0.53	$2.00	$1.13

In the three and six months ended June 30, 2007, common stock equivalents from stock options and unvested restricted stock representing 3,840 and 13,275 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive. In the three and six months ended June 30, 2006, common stock equivalents from stock options and unvested restricted stock representing 40,500 and 124,463 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $31,412 and $13,000 in the six months ended June 30, 2007 and 2006, respectively, and minimal interest payments for the six months ended June 30, 2007 and 2006, respectively.

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

3. CAPITAL STOCK

Common Stock

The Company issued 325,484 and 824,778 shares of common stock in the six months ended June 30, 2007 and 2006, respectively, upon the exercise of stock options and received proceeds of $1,212 and $2,069. Also, in the six months ended June 30, 2007 and 2006, respectively, the Company issued 4,910 and 7,621 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $256 and $369 for the six months ended June 30, 2007 and 2006, respectively.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized. The stock repurchase program from 2007 has an expiration date of August 9, 2008, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the six months ended June 30, 2007, the Company purchased and retired 2,011,431 shares of common stock for an aggregate cost of $97,756. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of June 30, 2007, the Company may purchase an additional $106,876 under the existing repurchase programs.

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

The following table summarizes the options granted, exercised and cancelled during the six months ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,365,328	$3.97
Granted	—	—
Exercised	(325,484)	3.73
Forfeited	(334)	2.05
Expired	—	—

Outstanding, June 30, 2007	1,039,510	$4.05	6.84	$68,403

Exercisable at June 30, 2007	480,163	$1.25	5.99	$32,939

For the three and six months ended June 30, 2007, the Company recorded pre-tax compensation charges of $530 and $1,063, respectively, in the accompanying consolidated statement of operations for the portion of previously granted stock option awards that vested after January 1, 2006. In the comparable periods of 2006, the Company recorded pre-tax compensation charges of $644 and $1,328, respectively, for these awards. There were no option grants during the three and six months ended June 30, 2007 or 2006. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $15,491 and $19,062, respectively, and for the three and six months ended June 30, 2006, $20,853 and $38,433, respectively.

The Company has issued restricted stock to employees generally with a three year vesting period. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 31, 2006	39,650	$45.67
Granted	27,645	54.09
Vested	(5,191)	50.51
Cancelled/Forfeited	(1,391)	71.88

Nonvested, June 30, 2007	60,713	$48.49	$1,195

The Company recorded compensation of $299 and $528, in the accompanying consolidated statement of operations for the three and six months ended June 30, 2007, respectively, and $124 and $222 for the three and six months ended June 30, 2006, respectively, in connection with the issuance of the restricted shares.

As of June 30, 2007, there was $4,038 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, which requires that vested stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and six months ended June 30, 2007 and 2006, the Company recorded $139 and $51, respectively, as expense for the remeasurement of these options. In the comparable periods of 2006, $1,073 and $2,029, respectively, was recorded as expense for this remeasurement. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. As of June 30, 2007, $555 was included in other accrued expenses and current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards at June 30, 2007 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.9%
Contractual life (in years)	5.9

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

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase commitments.

6. INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.5% in the three and six months ended June 30, 2007. In the three and six months ended June 30, 2006, the Company recorded taxes at an estimated annual effective income tax rate applied to income before income taxes of 38.0% and 37.8%, respectively. In both periods, the estimated annual effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2006, the Company had net operating loss carryforwards of approximately $17,500 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2007. State net operating losses will begin to expire in 2020.

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

As a result of the adoption of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. The Company records accrued interest and penalties related to unrecognized tax benefits as part of pre-tax income. As of January 1, 2007, the Company had accrued $7 in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $624. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $407. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2006. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

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

Revenue consists primarily of food sales. For the six months ended June 30, 2007, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a monthly basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, radio, internet and public relations.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2007 were $14.2 million and $30.8 million, respectively, and for the three and six months ended June 30, 2006, $9.1 million and $19.7 million, respectively. The reserve for returns incurred but not received and processed was $4.1 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2007, we reduced cost of revenue by $1.4 million and $2.8 million, respectively, for these rebates and for the three and six months ended June 30, 2006, $663,000 and $1.7 million, respectively. A receivable of $5.5 million and $3.2 million at June 30, 2007 and December 31, 2006, respectively, has been recorded in receivables in the accompanying consolidated balance sheet.

Excess and Obsolete Inventory. We continually assess the quantities on hand of inventory to identify excess or obsolete inventory and record a provision for the potential loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customer’s behavior. The reserve for excess and obsolete inventory was $683,000 and $450,000 at June 30, 2007 and December 31, 2006, respectively.

Income Taxes. Currently, we are recording income taxes at a rate equal to the combined federal and state effective income tax rates. For the three and six months ended June 30, 2007, we recorded income tax expense of $20.1 million and $42.8 million, respectively, which reflected an estimated annual effective income tax rate of 37.5%. For the three and six months ended June 30, 2006, we recorded income tax expense of $12.1 million and $25.6 million, respectively, which reflected an estimated annual effective income tax rate of 38.0% and 37.8%, respectively. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income and sales by state, among other items.

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

Overview of the Direct Channel

In the six months ended June 30, 2007 and 2006, the direct channel represented 93% and 91%, respectively, of our revenue. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Our spending on advertising and marketing to new customers increased by $43.3 million to $95.9 million in the six months ended June 30, 2007 from $52.6 million in the comparable period of 2006. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, along with the availability of appropriate media. In addition to our marketing efforts, we generate new customers through referrals and publicity, such as magazine articles and mentions on television. We also advertise to our former customers. In the six months ended June 30, 2007 and 2006, $1.3 million and $832,000, respectively, of our total marketing expense was spent to reach former customers. Former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers more than nine months removed from their initial purchase as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a new “program” customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers who make an initial purchase of less than $100. Program customers made up 99% of all new customers in both periods, respectively, with average marketing cost per program customer of $160 and $132, in the six months ended June 30, 2007 and 2006. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer, and new program customer, acquired. When calculating new customer acquisition cost, we exclude the marketing expense spent to reach former customers.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$202,413	$122,482	$420,272	$255,030
Cost of revenue	88,284	56,400	185,563	119,443

Gross margin	$114,129	$66,082	$234,709	$135,587
% of revenue	56.4%	54.0%	55.8%	53.2%

Marketing
New customers	$44,898	$26,012	$95,852	$52,576
Former customers	617	561	1,329	832

Total	$45,515	$26,573	$97,181	$53,408
% of revenue	22.5%	21.7%	23.1%	20.9%

New customers
Program	244,145	166,016	599,499	398,427
Total	246,415	167,694	604,880	402,494

Marketing/new customer
Program	$184	$157	$160	$132
Total	$182	$155	$158	$131

Revenue/customer (9 month trailing)
Total	$661	$630	NA	NA

New customer revenue/new customer
Program	$415	$405	$521	$509
Total	$411	$401	$516	$504

Direct revenue increased 65% in the second quarter of 2007 from the comparable period of 2006. In 2007, the number of new customers acquired increased by 78,721, or 47%, over the same period of 2006. The increase in new customers is primarily attributable to higher marketing spending; marketing to new customers increased $18.9 million, or 73% in the second quarter of June 30, 2007 compared to the second quarter of 2006.

Direct gross margin increased to 56.4% in the second quarter of 2007 from 54.0% in 2006, primarily driven by the price increase, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing cost per customer increased from $155 to $182 from the second quarter of 2006 to the comparable period of 2007. Marketing cost per program customer increased from $157 to $184 in the same periods. The higher marketing cost per program customer can be attributed to the significant increase in marketing spend, particularly spending to promote the men’s program. The marketing cost to acquire a male customer was higher than the cost to acquire a female customer. Men made up approximately 30% and 21% of new customers in the second quarter of 2007 and 2006, respectively, and 33% and 19% for the six months ended June 30, 2007 and 2006, respectively.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. The trailing nine months revenue per customer was $661 and $630 for June 30, 2007 and 2006, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the second quarter of 2007, new customer revenue per new customer increased 2% over 2006, or $10 per new customer.

Reactivation revenue from customers who were more than nine months removed from the initial purchase contributed approximately $23.3 million to revenue in the second quarter of 2007 compared to $8.0 million in the comparable period of 2006. For the six months ended June 30, 2007, reactivation revenue contributed $43.4 million as compared to $13.9 million in the six months ended June 30, 2006. Reactivation revenue is increasing primarily due to the increasing number of former customers. In management’s view, reactivation is particularly profitable because a relatively low marketing expense is incurred to generate reactivation revenue.

Direct results for the six months ended June 30, 2007 also showed an increase in revenue over the comparable period in 2006. Revenue increased 65% in the six months ended June 30, 2007 compared to the comparable period of 2006 primarily driven by higher marketing spending. The spending on advertising and marketing increased by $43.8 million to $97.2 million in the six months ended June 30, 2007 from $53.4 million in the comparable period of 2006. Marketing per new customer increased to $158 in the six months ended June 30, 2007 from $131 in the six months ended June 30, 2006. Gross margin as a percentage of revenue increased to 55.8% in the six months ended June 30, 2007 from 53.2% in the six months ended June 30, 2006, primarily driven by pricing and lower food, outbound freight costs and fulfillment costs.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the six months ended June 30, 2007, this channel represented 6% of our revenue as compared to 7% of our revenue in the comparable period of 2006. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $8.6 million and $26.2 million for the three and six months ended June 30, 2007 compared to $7.2 million and $18.8 million for the three months and six months ended June 30, 2006, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the three and six months ended June 30, 2007 versus the comparable period of 2006 because the sales per minute of air-time increased.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$213,556	$132,631	$80,925	61%

COSTS AND EXPENSES:
Cost of revenue	96,260	63,492	32,768	52%
Marketing	45,525	26,751	18,774	70%
General and administrative	17,341	10,766	6,575	61%
Depreciation and amortization	1,701	592	1,109	187%

Total costs and expenses	160,827	101,601	59,226	58%

Operating income	52,729	31,030	21,699	70%

INTEREST INCOME, net	949	889	60	7%

Income before income taxes	53,678	31,919	21,759	68%

INCOME TAXES	20,129	12,129	8,000	66%

Net income	$33,549	$19,790	$13,759	70%

% of revenue

Gross margin	54.9%	52.1%
Marketing	21.3%	20.2%
General and administrative	8.1%	8.1%
Operating income	24.7%	23.4%

Revenue. Revenue increased to $213.6 million in the second quarter of 2007 from $132.6 million for the second quarter of 2006. The revenue increase resulted primarily from increased direct sales ($79.9 million) and QVC sales ($1.4 million) offset by a slight decrease in the other channels. The direct channel accounted for 95% of total revenue in the second quarter of 2007 compared to 4% for QVC and 1% for other channels. In the second quarter of 2006, the direct channel accounted for 92% of total revenue compared to 5% for QVC and 3% for other channels.

Costs and Expenses. Cost of revenue increased to $96.3 million in the second quarter of 2007 from $63.5 million in the second quarter of 2006. Gross margin as a percent of revenue increased to 54.9% in the second quarter of 2007 from 52.1% for the second quarter of 2006. The increase in gross margin was primarily attributable to a price increase in our direct channel, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing expense increased to $45.5 million in the second quarter of 2007 from $26.8 million in the second quarter of 2006. Marketing expense as a percent of revenue increased to 21.3% in the second quarter of 2007 from 20.2% for the second quarter of 2006. Substantially all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($16.1 million), television production ($1.1 million) and public relations ($815,000). In total, media spending was $41.3 million in the second quarter of 2007 and $25.2 million in the second quarter of 2006.

General and administrative expenses increased to $17.3 million in the second quarter of 2007 compared to $10.8 million in the second quarter of 2006. The increase in spending is due to higher compensation and benefits costs ($3.1 million) primarily due to increased headcount; increased professional and outside services expenses ($2.6 million) in part for projects to improve our ecommerce website and support for international expansion and increased deprecation and amortization expense ($1.1 million) due to a call center relocation which offset the lower non-cash expense for share-based payment arrangements ($873,000) due to the decrease in the remeasurement of the liability awards. While the absolute dollar value increased, general and administrative expense as a percent of revenue remained consistent at 8.1% in both the second quarter of 2007 and 2006.

Interest Income, Net. Interest income, net, increased to $949,000 in the second quarter of 2007 compared to $889,000 in the second quarter of 2006 primarily due to higher cash balances maintained for the majority of the quarter.

Income Taxes. In the second quarter of 2007, we recorded income tax expense of $20.1 million, which reflects an estimated annual effective income tax rate of 37.5%. In the second quarter of 2006, we recorded income tax expense of $12.1 million, which reflected an estimated annual effective income tax rate of 38.0%.

Net Income. Net income increased to $33.5 million in the second quarter of 2007 compared to $19.8 million in the second quarter of 2006. The increase in net income is primarily due to higher gross profit from increased revenue partially offset by higher advertising and marketing spending and general and administrative expenses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$451,916	$279,382	$172,534	62%

COSTS AND EXPENSES:
Cost of revenue	207,910	137,179	70,731	52%
Marketing	97,237	53,686	43,551	81%
General and administrative	31,760	21,190	10,570	50%
Depreciation and amortization	2,670	1,118	1,552	139%

Total costs and expenses	339,577	213,173	126,404	59%

Operating income	112,339	66,209	46,130	70%

INTEREST INCOME, net	1,926	1,468	458	31%

Income before income taxes	114,265	67,677	46,588	69%

INCOME TAXES	42,849	25,552	17,297	68%

Net income	$71,416	$42,125	$29,291	70%

% of revenue

Gross margin	54.0%	50.9%
Marketing	21.5%	19.2%
General and administrative	7.0%	7.6%
Operating income	24.9%	23.7%

Revenue. Revenue increased to $451.9 million in the six months ended June 30, 2007 from $279.4 million for the comparable period of 2006. The revenue increase resulted primarily from increased direct sales ($165.2 million) and QVC sales ($7.4 million) offset by a slight decrease in the other channels. The direct channel accounted for 93% of total revenue in the six months ended June 30, 2007 compared to 6% for QVC and 1% for other channels. In the six months ended June 30, 2006, the direct channel accounted for 91% of total revenue compared to 7% for QVC and 2% for other channels.

Costs and Expenses. Cost of revenue increased to $207.9 million in the six months ended June 30, 2007 from $137.2 million in the comparable period of 2006. Gross margin as a percent of revenue increased to 54.0% in the six months ended 2007 from 50.9% in the comparable period of 2006. The increase in gross margin was primarily attributable to a price increase in our direct channel, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing expense increased to $97.2 million in the six months ended June 30, 2007 from $53.7 million in the comparable period of 2006. Marketing expense as a percent of revenue increased to 21.5% in the six months ended June 30, 2007 from 19.2% for the comparable period of 2006. Substantially all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($39.3 million), public relations ($1.8 million) and television production ($1.1 million). In total, media spending was $90.4 million in the six months ended June 30, 2007 and $51.1 million in the six months ended June 30, 2006.

General and administrative expenses increased to $31.8 million in the six months ended June 30, 2007 compared to $21.2 million in the six months ended June 30, 2006. The increase in spending is due primarily to higher compensation and benefits costs ($6.1 million); increased professional and outside services expenses ($3.9 million) and increased deprecation and amortization expense ($1.6 million) which offset lower non-cash expense for share-based payment arrangements ($1.9 million) due to the decrease in the remeasurement of the liability awards. While the absolute dollar value increased, general and administrative expense as a percent of revenue decreased to 7.0% in the six months ended June 30, 2007 from 7.6% in the comparable period of 2006.

Interest Income, Net. Interest income, net, increased to $1.9 million in the six months ended June 30, 2007 compared to $1.5 million in the six months ended June 30, 2006 primarily due to higher cash balances maintained for the majority of the year.

Income Taxes. In the six months ended June 30, 2007, we recorded income tax expense of $42.8 million, which reflects an estimated annual effective income tax rate of 37.5%. In the six months ended June 30, 2006, we recorded income tax expense of $25.6 million, which reflected an estimated annual effective income tax rate of 37.8%.

Net Income. Net income increased to $71.4 million in the six months ended June 30, 2007 compared to $42.1 million in the six months ended June 30, 2006. The increase in net income is primarily due to higher gross profit from increased revenue partially offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of June 30, 2007, our principal commitments consisted of obligations under supply agreements with food vendors, a capital lease, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the six months ended June 30, 2007, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 as filed on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2007, we had net working capital of $112.3 million, compared to net working capital of $134.0 million at December 31, 2006. Cash and cash equivalents at June 30, 2007 were $4.6 million, a decrease of $9.2 million from the balance of $13.8 million at December 31, 2006. Additionally, we had $77.9 million and $68.5 million invested in marketable securities at June 30, 2007 and December 31, 2006, respectively. In the six months ended June 30, 2007, we used $97.8 million to repurchase 2,011,431 shares of common stock. Our principal sources of liquidity during this period were cash flow from operations. At June 30, 2007, we had no bank debt or term or revolving credit facilities to fund operations or investment opportunities. We currently have no off-balance sheet financing arrangements.

In the six months ended June 30, 2007, we generated cash flow from operations of $97.8 million, an increase of $53.2 million from the comparable period of 2006. This increase was primarily due to higher net income. Net changes in operating assets and liabilities increased cash flow from operations by $22.8 million in the six months ended June 30, 2007, with changes in components generally due to the reduction in inventory ($24.8 million), an increase in accrued payroll and related benefits ($4.6 million) and a decrease in other assets ($4.3 million) which offset the decrease in accounts payable ($14.8 million).

In the six months ended June 30, 2007, net cash provided by investing activities consisted of the net change in the purchases and sales of marketable securities of $9.5 million and $7.5 million in capital expenditures. The capital expenditures relate primarily to information technology for our ecommerce platform and office expansion.

In the six months ended June 30, 2007, net cash used in financing activities consisted primarily of the repurchase of 2,011,431 shares of common stock for an aggregate purchase price of $97.8 million partially offset by the tax benefit from stock option exercises of $6.8 million and cash receipts of $1.2 million from the exercise of common stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2007, our cash and cash equivalents at that date of $4.6 million were maintained in bank accounts and our marketable securities at that date of $77.9 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2007	—	—	—	$128,211,060
May 1 – May 31, 2007	270,708	$64.66	270,708	$110,707,914
June 1 – June 30, 2007	57,888	$66.19	57,888	$106,876,101

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The total amount authorized for the stock repurchase program from 2006 was utilized in 2007. The stock repurchase program from 2007 has an expiration date of August 9, 2008 and also may be limited or terminated at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on May 1, 2007.

The stockholders elected each of the seven nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	ABSTAIN
Ian J. Berg	29,651,251	855,671
Michael A. DiPiano	29,321,612	1,185,310
Michael J. Hagan	29,407,723	1,099,199
Warren V. Musser	23,366,876	7,140,046
Brian P. Tierney	29,705,285	801,637
Stephen T. Zarrilli	29,563,387	943,535
Robert F. Bernstock	29,857,628	649,294

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	August 8, 2007
Michael J. Hagan
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	August 8, 2007
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