Form 10-Q
period 2007-09-30
NUTRI SYSTEM INC /DE/
filed 2007-11-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007:

Common Stock, $.001 par value	34,255,093 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,909	$13,785
Marketable securities	78,653	68,469
Receivables	14,453	17,218
Inventories	38,911	72,366
Deferred income taxes	2,959	2,743
Other current assets	8,610	11,202

Total current assets	182,495	185,783

FIXED ASSETS, net	17,057	9,374
OTHER ASSETS	3,596	2,710

	$203,148	$197,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,258	$45,306
Accrued payroll and related benefits	5,333	1,371
Accrued income taxes	4,291	—
Other accrued expenses and current liabilities	6,994	5,057

Total current liabilities	48,876	51,734

NON-CURRENT LIABILITIES	1,072	831

Total liabilities	49,948	52,565

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 34,551,224 at September 30, 2007 and 35,918,506 at December 31, 2006)	34	35
Additional paid-in capital	2,145	60,355
Retained earnings	151,021	84,912

Total stockholders’ equity	153,200	145,302

	$203,148	$197,867

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$188,283	$155,258	$640,199	$434,640

COSTS AND EXPENSES:
Cost of revenue	87,773	73,697	295,683	210,876
Marketing	47,516	34,143	144,753	87,829
General and administrative	16,959	10,025	48,719	31,215
Depreciation and amortization	1,550	715	4,220	1,833

Total costs and expenses	153,798	118,580	493,375	331,753

Operating income	34,485	36,678	146,824	102,887
INTEREST INCOME, net	1,116	1,061	3,042	2,529

Income before income taxes	35,601	37,739	149,866	105,416

INCOME TAXES	13,352	14,341	56,201	39,893

Net income	$22,249	$23,398	$93,665	$65,523

BASIC INCOME PER COMMON SHARE	$0.65	$0.65	$2.71	$1.83

DILUTED INCOME PER COMMON SHARE	$0.64	$0.63	$2.64	$1.76

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,219	35,833	34,621	35,855
Diluted	34,942	37,117	35,438	37,239

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
BALANCE, January 1, 2007	35,878,856	$35	$60,355	$84,912	$145,302

Net income	—	—	—	93,665	93,665
Share-based expense	11,434	—	2,985	—	2,985
Exercise of stock options	362,900	1	1,622	—	1,623
Purchase and retirement of common shares	(2,011,431)	(2)	(70,198)	(27,556)	(97,756)
Tax benefit from stock option exercises	—	—	7,381	—	7,381

BALANCE, September 30, 2007	34,241,759	$34	$2,145	$151,021	$153,200

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,665	$65,523
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	4,220	1,833
Loss on disposal of fixed assets	244	4
Share-based expense	2,853	4,625
Deferred tax (benefit) expense	(1,183)	3,561
Changes in operating assets and liabilities-
Accrued interest income	(259)	(614)
Receivables	2,765	(3,797)
Inventories	33,455	7,462
Other assets	2,599	943
Accounts payable	(13,048)	1,681
Accrued payroll and related benefits	3,962	3,780
Accrued income taxes	4,291	6,246
Other accrued expenses and liabilities	2,480	2,185

Net cash provided by operating activities	136,044	93,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(174,050)	(102,000)
Sales of marketable securities	164,125	48,600
Capital additions	(12,093)	(4,396)

Net cash used in investing activities	(22,018)	(57,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,623	2,711
Tax benefit from stock option exercises	7,381	8,756
Payment on note payable	(150)	—
Repurchases and retirement of common stock	(97,756)	(45,368)

Net cash used in financing activities	(88,902)	(33,901)

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,124	1,735

CASH AND CASH EQUIVALENTS, beginning of period	13,785	3,902

CASH AND CASH EQUIVALENTS, end of period	$38,909	$5,637

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

Interim Financial Statements

The Company’s consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction rate securities with original maturities of greater than three months. As of September 30, 2007, all the auction rate securities held had original maturities in excess of 10 years. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities. The marketable securities may be readily sold at any time as there is a ready market for such securities. The Company does not intend to hold these marketable securities to maturity as evidenced by the sale of these investments during its normal operating cycle. Additionally, the Company intends to utilize these securities to fund operations in the ordinary course of business. Accordingly, the Company classifies these available-for-sale securities as a current asset in the consolidated balance sheet.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents
Demand deposits	$38,591	$—	$38,591
Money market accounts	318	—	318

September 30, 2007	$38,909	$—	$38,909

Marketable securities
Auction rate securities	$77,775	$878	$78,653

September 30, 2007	$77,775	$878	$78,653

Cash and cash equivalents

Demand deposits	$13,628	$—	$13,628
Money market accounts	157	—	157

December 31, 2006	$13,785	$—	$13,785

Marketable securities

Auction rate securities	$67,850	$619	$68,469

December 31, 2006	$67,850	$619	$68,469

As of September 30, 2007 and December 31, 2006, auction rate securities consist primarily of variable interest bonds of higher education institutions.

Dependence on Key Customer / Suppliers

Approximately 6% of the Company’s revenue for both the nine months ended September 30, 2007 and 2006, respectively, relates to sales through QVC. Accounts receivable from QVC at September 30, 2007 and December 31, 2006 were $2,688 and $498, respectively.

Approximately 25%, 15% and 10% of inventory purchases for the nine months ended September 30, 2007 were from three suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 5). For the nine months ended September 30, 2006, these vendors supplied 34%, 10% and 13% of total purchases, respectively.

In both the nine months ended September 30, 2007 and 2006, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

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

Included in fixed assets are the capitalized costs of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to three years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets and purchased identifiable intangibles subject to amortization should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of September 30, 2007 and December 31, 2006, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized. Actual returns are tracked monthly and the estimated returns reserve is adjusted monthly.

Revenue from product sales includes amounts billed for shipping and handling, and is presented net of returns, free food products provided to consumers and billed sales tax. Revenue from shipping and handling charges were $1,475 and $4,180 for the three and nine months ended September 30, 2007, respectively, and $738 and $1,963 for the three and nine months ended September 30, 2006, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statement of operations.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $43,120 and $133,476 during the three and nine months ended September 30, 2007, respectively, and $32,027 and $83,153 for the three and nine months ended September 30, 2006, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At September 30, 2007 and December 31, 2006, $0 and $46, respectively, of capitalized direct-mail advertising costs are included in other current assets and $2,114 and $1,533, respectively, of costs have been prepaid for upcoming advertisements and promotions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income:	$22,249	$23,398	$93,665	$65,523

Weighted average shares outstanding:
Basic	34,219	35,833	34,621	35,855
Effect of dilutive stock options and unvested restricted stock	723	1,284	817	1,384

Diluted	34,942	37,117	35,438	37,239

Earnings per common share:
Basic	$0.65	$0.65	$2.71	$1.83

Diluted	$0.64	$0.63	$2.64	$1.76

In the three and nine months ended September 30, 2007, common stock equivalents from stock options and unvested restricted stock representing 3,453 and 10,001 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive. In the three and nine months ended September 30, 2006, common stock equivalents from stock options and unvested restricted stock representing 3,000 and 83,975 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair-value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of the Company’s common stock on the date of grant.

The fair-value of share-based awards is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options or vesting of restricted stock.

Certain of the Company’s share-based payment arrangements are outside the scope of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," as these stock options are held by certain non-employee consultants. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and was reclassified from equity to a current liability as of January 1, 2006. The fair values of these awards are remeasured at each financial statement date until the awards are settled or expire.

Cash Flow Information

The Company made payments for income taxes of $41,572 and $21,000 in the nine months ended September 30, 2007 and 2006, respectively, and minimal interest payments for the nine months ended September 30, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have an impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 159 will have an impact on the Company’s financial position and results of operations.

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

Common Stock

The Company issued 362,900 and 903,252 shares of common stock in the nine months ended September 30, 2007 and 2006, respectively, upon the exercise of stock options and received proceeds of $1,623 and $2,711. Also, in the nine months ended September 30, 2007 and 2006, respectively, the Company issued 4,910 and 7,621 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $274 and $350 for the nine months ended September 30, 2007 and 2006, respectively.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized. The stock repurchase program from 2007 has an expiration date of August 9, 2008, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the nine months ended September 30, 2007, the Company purchased and retired 2,011,431 shares of common stock for an aggregate cost of $97,756. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of September 30, 2007, the Company was authorized to purchase an additional $106,876 under the existing repurchase programs. In October 2007, the Board of Directors authorized an additional $100,000 to the repurchase program which increased the amount the Company may purchase to $206,876 and extended the expiration of the program until March 31, 2009. During October 2007, the Company purchased an additional 787,600 shares of common stock for an aggregate cost of $24,021.

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

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the awards issued under the Equity Incentive Plans expire 10 years from the grant date and all of the awards issued under the Director Plan expire between three months and 10 years from the grant date. The Board also determines the vesting provisions and the exercise price per share, which is the fair market value at the date of grant. Awards issued to employees generally vest over terms ranging from three to five years.

The following table summarizes the options granted, exercised and cancelled during the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,365,328	$3.97
Granted	—	—
Exercised	362,900	4.47
Forfeited	23,668	19.86
Expired	—	—

Outstanding, September 30, 2007	978,760	$3.37	6.54	$42,592

Exercisable, September 30, 2007	504,582	$1.92	5.85	$22,691

Expected to vest at September 30, 2007	964,536	$3.35	6.52	$41,995

For the three and nine months ended September 30, 2007, the Company recorded pre-tax compensation charges of $380 and $1,443, respectively, in the accompanying consolidated statement of operations for the portion of previously granted stock option awards that vested after January 1, 2006. In the comparable periods of 2006, the Company recorded pre-tax compensation charges of $513 and $1,841, respectively, for these awards. There were no option grants during the three and nine months ended September 30, 2007 or 2006. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $1,726 and $20,788, respectively, and for the three and nine months ended September 30, 2006, $3,652 and $42,085, respectively.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2007	39,650	$45.67
Granted	280,397	54.47
Vested	(6,524)	51.29
Cancelled/Forfeited	(4,058)	60.35

Nonvested, September 30, 2007	309,465	$53.33

The Company recorded compensation of $740 and $1,268, in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2007, respectively, and $179 and $401 for the three and nine months ended September 30, 2006, respectively, in connection with the issuance of the restricted shares.

As of September 30, 2007, there was $15,644 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, which requires that vested stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and nine months ended September 30, 2007, the Company recorded income of $183 and $132, respectively, for the remeasurement of these options. In the comparable periods of 2006, $4 and $2,033, respectively, was recorded as expense for this remeasurement. An increase in the Company’s stock price results in an additional expense pertaining to these unexercised options. As of September 30, 2007, $372 was included in other accrued expenses and current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards at September 30, 2007 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	100.0%
Risk-free interest rate	4.2%
Contractual life (in years)	5.6

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

Commencing on October 9, 2007, several putative class actions have been commenced in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. The Company believes the allegations are without merit and intends to vigorously defend the litigation.

In addition, on October 30, 2007, a shareholder commenced a derivative suit on behalf of NutriSystem, Inc. naming certain of its officers and the entire current board of directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and bringing claims for breach of fiduciary duty, waste, unjust enrichment against all defendants and insider selling against certain defendants. The complaint is based on many of the same allegations as the putative class actions described above and adds allegations about the Company’s buyback program. The Company believes the allegations are without merit and intends to vigorously defend the litigation.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

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

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.5% in the three and nine months ended September 30, 2007. In the three and nine months ended September 30, 2006, the Company recorded taxes at an estimated annual effective income tax rate applied to income before income taxes of 38.0% and 37.8%, respectively. In both periods, the estimated annual effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2006, the Company had net operating loss carryforwards of approximately $17,500 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2007. State net operating losses will begin to expire in 2020.

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

As a result of the adoption of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. The Company records accrued interest and penalties related to unrecognized tax benefits as part of pre-tax income. As of January 1, 2007, the Company had accrued $7 in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $624. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $407. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2006. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

7.	SUBSEQUENT EVENTS

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200 million unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to a five year $300 million (the “Credit Facility”). The proceeds of the Credit Facility may be used for general corporate purposes.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets.

On October 11, 2007, the Company purchased 1,320,650 Series A Units from Zero Technologies, LLC. (“Zero Water”), a leading manufacturer of patented water filters, at a purchase price of $10.60 per Series A unit for an aggregate purchase price of $13,999, which represents approximately a 28% equity interest in Zero Water. This investment will be accounted for under the equity method.

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

Revenue consists primarily of food sales. For the nine months ended September 30, 2007, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a monthly basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, radio, internet and public relations.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue. In 2007, we have continued to focus on these metrics and expanded our efforts with integrated database marketing, increased market segmentation with women, men and seniors and new and deeper marketing channel exploration. We are focusing not only on the acquisition of customers but also the retention and reactivation of customers. We will look to improve the on-line experience with the member section of our website which we believe should provide a more valuable, effective and interactive experience and increase the level of weight loss support that we offer with our program to our customers.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate; we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2007 was $14.2 million and $45.0 million, respectively. For the comparable periods of 2006, the provision recorded was $11.1 million and $30.8 million, respectively. The reserve for returns incurred but not received and processed was $3.8 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The actual rebate received from the vendor has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2007, we reduced cost of revenue by $1.7 million and $4.5 million, respectively, for these rebates. In the comparable periods of 2006, cost of revenue was reduced by $1.5 million and $3.2 million, respectively. A receivable of $1.7 million and $3.2 million at September 30, 2007 and December 31, 2006, respectively, has been recorded in receivables in the accompanying consolidated balance sheet.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for the potential loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customer’s behavior. The reserve for excess and obsolete inventory was $655,000 and $450,000 at September 30, 2007 and December 31, 2006, respectively.

Income Taxes. Currently, we are recording income taxes at a rate equal to the combined federal and state effective income tax rates. For the three and nine months ended September 30, 2007, we recorded income tax expense of $13.4 million and $56.2 million, respectively, which reflected an estimated annual effective income tax rate of 37.5%. For the three and nine months ended September 30, 2006, we recorded income tax expense of $14.3 million and $39.9 million, respectively, which reflected an estimated annual effective income tax rate of 38.0% and 37.8%, respectively. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income and sales by state, among other items.

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

Overview of the Direct Channel

In the nine months ended September 30, 2007 and 2006, the direct channel represented 93% and 92%, respectively, of our revenue. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Our spending on advertising and marketing to new customers increased by $56.2 million to $142.4 million in the nine months ended September 30, 2007 from $86.2 million in the comparable period of 2006. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, along with the price and availability of appropriate media. In addition to our marketing efforts, we generate new customers through referrals and publicity, such as magazine articles and mentions on television. We also advertise to our former customers. In the nine months ended September 30, 2007 and 2006, $2.3 million and $1.3 million, respectively, of our total marketing expense was spent to reach former customers. When former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers more than nine months removed from their initial purchase as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a new “program” customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers who make an initial purchase of less than $100. Program customers made up 99% of all new customers in both the nine months ended September 30, 2007 and 2006, with average marketing cost per program customer of $175 and $136, in the respective periods. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer acquired. When calculating new customer acquisition cost, we exclude the marketing expense spent to reach former customers.

Financial and Operating Statistics for the Direct Channel

(in thousands, except new customer data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$175,149	$143,547	$595,421	$398,577

Cost of revenue	78,280	65,013	263,843	184,456

Gross margin	$96,869	$78,534	$331,578	$214,121
% of revenue	55.3%	54.7%	55.7%	53.7%

Marketing
New customers	$46,590	$33,646	$142,442	$86,221
Former customers	922	495	2,251	1,327

Total	$47,512	$34,141	$144,693	$87,548
% of revenue	27.1%	23.8%	24.3%	22.0%

New customers
Program	216,088	233,762	815,587	632,189
Total	217,843	234,975	822,723	637,469

Marketing/new customer
Program	$216	$144	$175	$136
Total	$214	$143	$173	$135

Revenue/customer (9 month trailing)
Total	$670	$641	NA	NA

New customer revenue/new customer
Program	$417	$388	$569	$530
Total	$414	$386	$564	$525

Direct revenue increased 22% in the third quarter of 2007 from the comparable period of 2006. The growth is primarily attributable to the ensuing revenue from auto-delivery customers acquired in the previous quarters of 2007 and increased reactivation revenue of $13.8 million which offset the decrease in new customers acquired of 17,132, or 7%, from the third quarter 2006. Marketing to new customers increased $12.9 million, or 38% in the third quarter of 2007 compared to the third quarter of 2006. Direct gross margin increased to 55.3% in the third quarter of 2007 from 54.7% in 2006, primarily driven by lower costs and a lower customer return rate.

Marketing cost per customer increased from $143 to $214 from the third quarter of 2006 to the comparable period of 2007. Marketing cost per program customer increased from $144 to $216 in the same periods. We believe the higher marketing cost per new customer is primarily a result of competitive pressures arising from the introduction of a new weight loss drug. The higher marketing cost per customer resulted from less efficient marketing dollars with fewer new customers. Men made up approximately 28% and 29% of new customers in the third quarter of 2007 and 2006, respectively, and 32% and 23% for the nine months ended September 30, 2007 and 2006, respectively.

We measure revenue per customer two ways. First, we analyze revenue per customer obtained in the first nine months following a customer’s initial purchase, referred to as the initial diet cycle. The revenue per customer in the initial diet cycle for a given month is the revenue obtained in that month from customers within nine months of their initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. The trailing nine months revenue per customer was $670 and $641 for September 30, 2007 and 2006, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer.

We also analyze revenue generated solely from new customers obtained in the current period divided by the number of new customers. For the third quarter of 2007, new customer revenue per new customer increased 7% over 2006, or $28 per new customer.

Reactivation revenue from customers who were more than nine months removed from the initial purchase contributed approximately $24.4 million to revenue in the third quarter of 2007 compared to $10.6 million in the comparable period of 2006. For the nine months ended September 30, 2007, reactivation revenue contributed $67.8 million as compared to $24.5 million in the nine months ended September 30, 2006. Reactivation revenue is increasing primarily due to the increasing number of former customers. We believe that reactivation is particularly profitable because a relatively low marketing expense is incurred to generate reactivation revenue.

Direct results for the nine months ended September 30, 2007 also showed an increase in revenue over the comparable period in 2006. Revenue increased 49% in the nine months ended September 30, 2007 compared to the comparable period of 2006 primarily driven by higher marketing spending. The spending on advertising and marketing increased by $57.2 million to $144.7 million in the nine months ended September 30, 2007 from $87.5 million in the comparable period of 2006. Marketing per new customer increased to $173 in the nine months ended September 30, 2007 from $135 in the nine months ended September 30, 2006. Gross margin as a percentage of revenue increased to 55.7% in the nine months ended September 30, 2007 from 53.7% in the nine months ended September 30, 2006, primarily driven by pricing and lower food, outbound freight costs and fulfillment costs.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In both the nine months ended September 30, 2007 and 2006, this channel represented 6% of our revenue. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem web site. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the web site. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $11.2 million and $37.4 million for the three and nine months ended September 30, 2007, respectively, compared to $9.2 million and $28.1 million for the three months and nine months ended September 30, 2006, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the three and nine months ended September 30, 2007 versus the comparable periods of 2006 because the sales per minute of air-time increased.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$188,283	$155,258	$33,025	21%

COSTS AND EXPENSES:
Cost of revenue	87,773	73,697	14,076	19%
Marketing	47,516	34,143	13,373	39%
General and administrative	16,959	10,025	6,934	69%
Depreciation and amortization	1,550	715	835	117%

Total costs and expenses	153,798	118,580	35,218	30%

Operating income	34,485	36,678	(2,193)	-6%
INTEREST INCOME, net	1,116	1,061	55	5%

Income before income taxes	35,601	37,739	(2,138)	-6%
INCOME TAXES	13,352	14,341	(989)	-7%

Net income	$22,249	$23,398	$(1,149)	-5%

% of revenue

Gross margin	53.4%	52.5%
Marketing	25.2%	22.0%
General and administrative	9.0%	6.5%
Operating income	18.3%	23.6%

Revenue. Revenue increased to $188.3 million in the third quarter of 2007 from $155.3 million for the third quarter of 2006. The revenue increase resulted primarily from increased direct sales ($31.6 million) and QVC sales ($2.0 million) offset by a slight decrease in the other channels. The direct channel accounted for 93% of total revenue in the third quarter of 2007 compared to 6% for QVC and 1% for other channels. In the third quarter of 2006, the direct channel accounted for 92% of total revenue compared to 6% for QVC and 2% for other channels.

Costs and Expenses. Cost of revenue increased to $87.8 million in the third quarter of 2007 from $73.7 million in the third quarter of 2006. Gross margin as a percent of revenue increased to 53.4% in the third quarter of 2007 from 52.5% for the third quarter of 2006. The increase in gross margin was primarily attributable to lower costs and a lower customer return rate.

Marketing expense increased to $47.5 million in the third quarter of 2007 from $34.1 million in the third quarter of 2006. Marketing expense as a percent of revenue increased to 25.2% in the third quarter of 2007 from 22.0% for the third quarter of 2006 as our marketing dollars spent became less efficient with fewer direct customers and higher customer acquisition costs. Substantially all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($11.1 million) and public relations ($892,000). In total, media spending was $43.1 million in the third quarter of 2007 and $32.0 million in the third quarter of 2006.

General and administrative expenses increased to $17.0 million in the third quarter of 2007 compared to $10.0 million in the third quarter of 2006. General and administrative expense as a percent of revenue increased to 9.0% in the third quarter of 2007 from 6.5% for the third quarter of 2006. The increase in spending is due to higher compensation and benefits costs ($1.3 million) primarily due to increased headcount; increased professional and outside services expenses ($2.6 million) in part for projects to improve our ecommerce website and support for international expansion, increased depreciation and amortization expense ($835,000) due to a call center relocation and transaction costs for an potential acquisition that we are no longer pursuing ($578,000).

Interest Income, Net. Interest income, net, remained constant at $1.1 million in both the third quarter of 2007 and 2006.

Income Taxes. In the third quarter of 2007, we recorded income tax expense of $13.4 million, which reflects an estimated annual effective income tax rate of 37.5%. In the third quarter of 2006, we recorded income tax expense of $14.3 million, which reflected an estimated annual effective income tax rate of 38.0%.

Net Income. Net income decreased to $22.2 million in the third quarter of 2007 compared to $23.4 million in the third quarter of 2006. The decrease in net income is primarily due to less efficient advertising and marketing spending and higher general and administrative expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$640,199	$434,640	$205,559	47%

COSTS AND EXPENSES:
Cost of revenue	295,683	210,876	84,807	40%
Marketing	144,753	87,829	56,924	65%
General and administrative	48,719	31,215	17,504	56%
Depreciation and amortization	4,220	1,833	2,387	130%

Total costs and expenses	493,375	331,753	161,622	49%

Operating income	146,824	102,887	43,937	43%
INTEREST INCOME, net	3,042	2,529	513	20%

Income before income taxes	149,866	105,416	44,450	42%
INCOME TAXES	56,201	39,893	16,308	41%

Net income	$93,665	$65,523	$28,142	43%

% of revenue

Gross margin	53.8%	51.5%
Marketing	22.6%	20.2%
General and administrative	7.6%	7.2%
Operating income	22.9%	23.7%

Revenue. Revenue increased to $640.2 million in the nine months ended September 30, 2007 from $434.6 million for the comparable period of 2006. The revenue increase resulted primarily from increased direct sales ($196.8 million) and QVC sales ($9.3 million) offset by a slight decrease in the other channels. The direct channel accounted for 93% of total revenue in the nine months ended September 30, 2007 compared to 6% for QVC and 1% for other channels. In the nine months ended September 30, 2006, the direct channel accounted for 92% of total revenue compared to 6% for QVC and 2% for other channels.

Costs and Expenses. Cost of revenue increased to $295.7 million in the nine months ended September 30, 2007 from $210.9 million in the comparable period of 2006. Gross margin as a percent of revenue increased to 53.8% in the nine months ended 2007 from 51.5% in the comparable period of 2006. The increase in gross margin was primarily attributable to a price increase in our direct channel, lower food and outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing expense increased to $144.8 million in the nine months ended September 30, 2007 from $87.8 million in the comparable period of 2006. Marketing expense as a percent of revenue increased to 22.6% in the nine months ended September 30, 2007 from 20.2% for the comparable period of 2006. Substantially all marketing spending promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($50.3 million), public relations ($2.7 million) and television production ($1.2 million). In total, media spending was $133.5 million in the nine months ended September 30, 2007 and $83.2 million in the nine months ended September 30, 2006.

General and administrative expenses increased to $48.7 million in the nine months ended September 30, 2007 compared to $31.2 million in the nine months ended September 30, 2006. General and administrative expense as a percent of revenue increased to 7.6% in the third quarter of 2007 from 7.2% for the third quarter of 2006. The increase in spending is due primarily to higher compensation and benefits costs ($7.4 million); increased professional and outside services expenses ($6.5 million) in part for projects to improve our ecommerce website and support for international expansion and increased depreciation and amortization expense ($2.4 million) due to a call center relocation which offset lower non-cash expense for share-based payment arrangements ($1.7 million) primarily due to the decrease in the remeasurement of the liability awards.

Interest Income, Net. Interest income, net, increased to $3.0 million in the nine months ended September 30, 2007 compared to $2.5 million in the nine months ended September 30, 2006 primarily due to higher cash balances maintained for the majority of the year.

Income Taxes. In the nine months ended September 30, 2007, we recorded income tax expense of $56.2 million, which reflects an estimated annual effective income tax rate of 37.5%. In the nine months ended September 30, 2006, we recorded income tax expense of $39.9 million, which reflected an estimated annual effective income tax rate of 37.8%.

Net Income. Net income increased to $93.7 million in the nine months ended September 30, 2007 compared to $65.5 million in the nine months ended September 30, 2006. The increase in net income is primarily due to higher gross profit from increased revenue partially offset by higher advertising and marketing spending and general and administrative expenses.

Contractual Obligations and Commercial Commitments

As of September 30, 2007, our principal commitments consisted of obligations under supply agreements with food vendors, a capital lease, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the nine months ended September 30, 2007, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 as filed on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2007, we had net working capital of $133.6 million, compared to net working capital of $134.0 million at December 31, 2006. Cash and cash equivalents at September 30, 2007 were $38.9 million, an increase of $25.1 million from the balance of $13.8 million at December 31, 2006. Additionally, we had $78.7 million and $68.5 million invested in marketable securities at September 30, 2007 and December 31, 2006, respectively. In the nine months ended September 30, 2007, we used $97.8 million to repurchase 2,011,431 shares of common stock. Our principal sources of liquidity during this period were cash flows from operations. On October 2, 2007, we executed a credit agreement that provides for a $200.0 million unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We currently have no off-balance sheet financing arrangements.

In the nine months ended September 30, 2007, we generated cash flow from operations of $136.0 million, an increase of $42.6 million from the comparable period of 2006. This increase was primarily due to higher net income. Net changes in operating assets and liabilities increased cash flow from operations by $36.2 million in the nine months ended September 30, 2007, with changes in components generally due to the reduction in inventory ($33.5 million), an increase in accrued income taxes ($4.3 million), an increase in accrued payroll and related benefits ($4.0 million) which offset the decrease in accounts payable ($13.0 million).

In the nine months ended September 30, 2007, net cash used in investing activities consisted of the net change in the purchases and sales of marketable securities of $9.9 million and $12.1 million in capital expenditures. The capital expenditures relate primarily to information technology for our ecommerce platform and office and warehouse expansion.

In the nine months ended September 30, 2007, net cash used in financing activities consisted primarily of the repurchase of 2,011,431 shares of common stock for an aggregate purchase price of $97.8 million partially offset by the tax benefit from stock option exercises of $7.4 million and cash receipts of $1.6 million from the exercise of common stock options.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. In February 2007, a repurchase program of up to $200 million of our outstanding shares of common stock was authorized and, in October 2007, an additional $100 million was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at September 30, 2007, our cash and cash equivalents at that date of $38.9 million were maintained in bank accounts and our marketable securities at that date of $78.7 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on October 9, 2007, several putative class actions have been commenced in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of our officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purport to bring claims on behalf of a class of persons who purchased our common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints allege that the defendants issued various materially false and misleading statements relating to our projected performance that had the effect of artificially inflating the market price of our securities. We believe the allegations are without merit and intend to vigorously defend the litigation.

In addition, on October 30, 2007, a shareholder commenced a derivative suit on behalf of NutriSystem, Inc. naming certain of our officers and our entire current board of directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and bringing claims for breach of fiduciary duty, waste, unjust enrichment against all defendants and insider selling against certain defendants. The complaint is based on many of the same allegations as the putative class actions described above and adds allegations about the Company’s buyback program. We believe the allegations are without merit and intend to vigorously defend the litigation.

We are also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on our consolidated financial position, results of operations or cash flows in future years.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2007	—	—	—	$106,876,101

August 1 – August 31, 2007	—	—	—	$106,876,101

September 1 – September 30, 2007	—	—	—	$106,876,101

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1 Five-Year Credit Agreement dated October 2, 2007

10.2 Employment agreement dated September 4, 2007 between NutriSystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer

10.3 Employment agreement dated October 26, 2007 between NutriSystem, Inc. and David Clark, the Company’s Chief Financial Officer

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

NutriSystem, Inc.

BY:	/S/ MICHAEL J. HAGAN	November 6, 2007
Michael J. Hagan
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ JAMES D. BROWN	November 6, 2007
James D. Brown
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description
10.1	Five-Year Credit Agreement dated October 2, 2007

10.2	Employment agreement dated September 4, 2007 between NutriSystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer

10.3	Employment agreement dated October 26, 2007 between NutriSystem, Inc. and David Clark, the Company’s Chief Financial Officer

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code