Form 10-K
period 2007-12-31
NUTRI SYSTEM INC /DE/
filed 2008-02-29
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934 for the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934 for the transition period from to

Commission File Number 0-28551

NutriSystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Welsh Road,
Building 1, Suite 100
Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007, was $2,232,257,848. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2007 (the last business day of the Registrant’s most recently completed fiscal second quarter).

Number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 20, 2008: 33,601,125 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s annual meeting of stockholders to be held on May 13, 2008, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading marketer and provider of a weight management system based on a portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our Auto-Delivery program is currently priced between $294 and $320 per shipment, or about $10 to $11 per day for a full 28 days of NutriSystem food. Our food is shelf stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store.

Our program is based on the following cornerstones that represent who we are to our customers:

Success. We believe our program enables our customers to lose weight successfully. Our NutriSystem® Advanced™ program consists of over 100 portion-controlled food items that are designed to rank low on the Glycemic Index thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates.

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

Value. Our Auto-Delivery program is currently priced at about $10 to $11 per day for a full 28 days of NutriSystem food. We do not charge membership fees.

Anonymity. The direct-to-consumer approach using the Internet provides the privacy that our customers value. We provide online and telephone counseling and support to our customers using our trained diet counselors resulting in no need to travel for a face-to-face meeting.

Competitive Strengths

We believe that our system offers consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods. We intend to capitalize on the following competitive strengths to grow:

Product Efficacy. We believe our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer surveys found that clients lost an average of 1.5 to 2.0 pounds per week and tended to stay on the program for 10 to 11 weeks. We believe these surveys indicate overall satisfaction with our program and a willingness to refer our program to others.

Strong Brand Recognition. We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for more than 30 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, in our direct channel we generate revenue through the Internet and telephone. Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource approximately 90% of our fulfillment operations to a third-party provider.

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their orders through the Internet or over the phone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets which rely on weight-loss centers cannot ensure. Additionally, we provide our customers with a month of food, including breakfast, lunch, dinner and dessert, each day, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. At a cost of about $10 or $11 a day for a full 28 days of NutriSystem food, we believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors charge such a fee.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population. The 2003-2004 National Health and Nutrition Examination Study estimated that 66% of the adult population is overweight and 33% is obese, an increase from 47% and 15%, respectively, in 1976. There has been no statistically significant change to these levels since the 2003-2004 study.

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

Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be thin. According to Gallup surveys, approximately 45% or an estimated 99 million people in the United States were dieting during 2007. Of those, approximately 63 million people were attempting to lose weight and 36 million people were attempting to maintain their weight. Approximately 7% participated in commercial weight loss programs and 57% conducted some form of self-directed diet. We believe the NutriSystem program is well positioned to attract both types of dieters.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as Weight Watchers, Jenny Craig and LA Weight Loss, online diet-oriented sites such as eDiets.com and WeightWatchers.com, self-administered products such as the over-the-counter drug Alli and programs such as Atkins and the South Beach Diet and medically supervised programs.

We believe that the principal competitive factors in the weight loss market are:

•	the availability, convenience and effectiveness of the weight reduction program;

•	brand recognition and trustworthiness;

•	media spending;

•	new products;

•	program pricing; and

•	the ability to attract and retain customers through promotion and personal referral.

Based on these factors, we believe that we can compete effectively in the weight management industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing a well-recognized food-based program using the direct channel, we believe that we have a competitive advantage in our market.

Our Products and Services

For over 30 years, the NutriSystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program and counseling. Trained counselors are available an average of 24 hours per day, seven days per week, to answer questions and make recommendations to help each customer achieve his or her weight loss goals. Customers support, encourage and share information with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our community website and emailed to our customers weekly.

In December 2007, we launched NutriSystem Advanced, our new weight-loss and health and wellness platform. NutriSystem Advanced is a complete program that includes new proprietary ingredient blends to support satiety and heart health. NutriSystem Advanced consists of over 100 food items, of which two meal categories (lunch and dessert) contain one of the two new NutriSystem proprietary blends of heart-healthy ingredients. Primary among these are OmegaSol™, a patent-pending combination of heart-healthy soluble fibers and omega-3 fatty acids that work to help promote a healthy heart while losing weight, and NutriSol™, an additional blend of soluble fibers that are naturally present in oats, fruits and whole grains and help reduce hunger and control appetite. NutriSystem Advanced continues to build upon the Glycemic Advantage™ by using “good carbs” in all of its foods. We have also worked to reduce the sodium content of the entire meal plan to an average of 1800mg per day and will continue to actively work to lower it without sacrificing flavor. With the changes made with the NutriSystem Advanced program, we are now fully compliant with the recommendations set forth by the American Heart Association approach to a healthy lifestyle. The NutriSystem Advanced program includes a personalized Results Kit that features a Mindset Makeover™ guide, an innovative approach to behavior modification which is compliant with research standards and co-authored by a national and international leader in the field of obesity research. This is an insightful and motivational behavior modification guide which walks clients through the program and can act as an interactive tool for our counselors to use in order to better facilitate communication and ultimately weight loss success for our clients. Renowned fitness experts Leslie Sansone and Vaughn Hebron have added to the heart benefits of NutriSystem Advanced by creating exercise DVDs exclusively for NutriSystem Advanced participants. The Results Kit also offers a customized meal planner, online community access information, a Quick Start Guide and more.

Typically, our customers purchase monthly food packages containing 28 breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most customers order on an auto-delivery basis in which we send food to the customers on a monthly basis until notified by the customer to cease shipments. With the Auto-Delivery program, a full day’s supply of entrees and desserts is currently priced at about $10 to $11 a day. The food is shelf stable at room temperature, making it relatively inexpensive to ship and store. On our website, customers can order food 24 hours a day, seven days a week.

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

Offline Advertising. Offline advertising is used to encourage qualified customers to call or visit our website and increase awareness of the program. We reach our target audiences primarily through a combination of television, print and direct mail advertising. We use unique toll-free numbers and URLs to individually track the response of our advertisements. On television and in print, direct response-focused advertisements capitalize on our brand name and focus on “before and after” comparisons and/or the program’s simplicity, convenience and “good carbohydrate” features. Direct mail and outbound telemarketing are companions to the media advertising and consist of mailings and calls to direct customers who have purchased or others who have signed up for access to our services.

Online Advertising. Our online advertising strategy is based on driving high volume, cost-effective qualified leads to the site with a focus on increasing both front and back end conversion through constant testing and optimization. We are continually exploring new online opportunities as the market changes and grows, but focus the majority of our efforts on search optimization (paid and natural), affiliate management, portal relationships, large ad networks, strategic partnerships, targeted display media and internal/external email campaigns.

Public Relations. We have generated brand awareness for our program in a variety of media including television, magazines, newspapers and on the Internet. For example, our media relations success includes receiving favorable mentions in national consumer media such as: People Magazine, Ladies Home Journal, Entertainment Tonight, Good Housekeeping, The New York Times, US Weekly, Women’s Day, Access Hollywood and The Tonight Show.

Moreover, we have promoted our brand and product through celebrity spokespersons who also appear in our advertising, such as Marie Osmond, Tori Spelling, Joey Fatone, ANT, Tony Orlando, Dan Marino, Mike Golic and Coach Shula and third party endorsements that have appeared on television shows including, Dancing with the Stars, VH-1 Celebrity Fit Club, The Today Show, Larry King Show, NFL Today and CBS Morning Show.

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes virtually all of them. Our weight loss program is also sold through QVC, a television home shopping network, which represented 5% of revenue in 2007.

As of December 31, 2007, we employed approximately 130 weight loss counselors and 215 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors handle some in-bound sales calls but primarily focus on in-bound counseling calls, email and voicemails. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents and counselors are available 24 hours per day, seven days a week. Sales agents are paid primarily on commission while counselors receive an hourly wage.

We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable temperaments to talk with our customers. Our counselors are more experienced and have more training than our sales agents. Counselors are trained in our meal plan, our Internet chat service, email, voicemail, motivational techniques and customer service problem solving.

Customer Service

As of December 31, 2007, we employed approximately 120 customer service representatives. Customer service representatives are trained to handle in-bound calls and email from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to arrival date of their order shipment, report of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are typically available from 8 a.m. to 12 midnight, Monday through Friday, and 8:30 a.m. to 5 p.m. on Saturday and Sunday. Customer service representatives are paid an hourly wage.

Fulfillment

We operate an integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components. This system integrates the front end, or website customer interface, with order processing and shipping, and allows Internet customers to access shippers’ order tracking numbers online. Our computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities. In 2006 and 2007, we engaged in multiple projects designed to increase processing capabilities and provide greater operational flexibility and control within this integrated shipping system. Management believes these improvements provide reasonable assurance that our growth will continue to be supported.

We operate an integrated network of distribution facilities of which one is company-owned and six are outsourced. In 2007, approximately 90% of our fulfillment was handled by our outsourced provider. In 2006 and 2007, we completed an expansion and redesign of our warehouse network. These changes ensure higher volume capabilities while simultaneously reducing process/delivery times and outbound freight costs. In 2007, approximately 99% of all direct customer orders were shipped within two business days of the day received. In addition, we can ship to approximately 99% of the domestic population within four business days using standard ground transportation. Direct customers are not charged for their orders until the ordered product is shipped. We do not charge customers for shipping and handling on Auto-Delivery food orders.

Product Development

All of our foods and supplements are currently outsourced from more than 30 manufacturers or vendors. Our product development department primarily creates ideas and concepts based on customer feedback, market trends, nutrition and food technology breakthroughs and retail grocery trends. This starts at the laboratory level to determine if the product can meet our stringent demands (i.e. shelf stable, glycemic friendly, etc.) and is then outsourced to our food manufacturers who further develop the new product based on our specifications. All new foods are created to enhance the variety of our current program, or to support the efforts of creating a new program. Also, new foods are presented to us by food manufacturers to see if they are compatible with our program. Most of our foods are created from market research and customer requests, as well as recommendations from our manufacturers. All of our new foods are evaluated for nutrition, compliance with our program, taste (by using testing panels) and cost considerations. The number of SKUs we introduce each year varies depending on whether we are introducing a new program, like NutriSystem Advanced, where over 60 new items were created, or updating an existing program, where approximately 20 new products are typically introduced.

Our Customers

Based on our customer data, our typical customer is female, approximately 48 years of age and weighs 185 lbs. In January 2006, we initiated advertising programs directed toward men. As a result, men comprised approximately 31% of our new customers in 2007 compared to 24% in 2006 and 13% in 2005. In early 2007, we also began to market to seniors in television advertising. We believe that, on average, our customers want to lose approximately 45 lbs. over a period of time. Based on our customer surveys, we believe our typical customers tend to stay on our program for 10 to 11 weeks (including the one free week most customers obtain with their initial order), lose 1.5 to 2.0 pounds per week and have tried other popular diet programs. We believe that these surveys indicate a willingness to refer our program to others and that our customers value the following NutriSystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

Information Systems

Our ecommerce and community websites, both of which are based on internally developed software and other third party software, are each hosted in a top tier, co-location facility. These facilities provide redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment upon which our website relies. Our servers and our network are monitored 24 hours a day, seven days a week.

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

Intellectual Property

We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets important to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.

Employees

As of December 31, 2007, we had approximately 602 administrative, sales, counseling and customer service personnel, 87 employees dedicated to fulfillment and 47 employees in marketing. None of our employees is represented by a labor union, and we consider relations with our employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. This seasonality can be seen in our results for 2007, however, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending and, in 2006, revenue in the third quarter was higher than revenue in the first quarter due in part to favorable conditions in the market for certain media.

Available Information

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through the Company’s investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2007 are as follows:

Name	Age	Position
Michael J. Hagan	45	Chairman and Chief Executive Officer

Joseph M. Redling	49	President and Chief Operating Officer

David D. Clark	43	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Thomas F. Connerty	45	Executive Vice President, Program Development and Chief Marketing Officer

Bruce Blair	51	Senior Vice President, Operations and Chief Information Officer

Michael J. Hagan has served as the Chairman of our Board and as our Chief Executive Officer since December 2002. He also served as our President from July 2006 to September 2007. Prior to joining us, Mr. Hagan was the co-founder of Verticalnet, Inc., a business-to-business Internet and software company, and held a number of executive positions at Verticalnet, Inc. since its founding in 1995, including Chairman of the Board from February 2002 to May 2005, President and Chief Executive Officer from January 2001 to February 2002, Executive Vice President and Chief Operating Officer from January 2000 to January 2001 and Senior Vice President prior to that time. Mr. Hagan is also a director of Internet Capital Group, Inc.

Joseph M. Redling has served as our President and Chief Operating Officer since September 2007. Prior to joining us, Mr. Redling held a number of executive positions at AOL, Inc., a global web services company, including Chief Marketing Officer, President of AOL Access, President of AOL Paid Services and Customer Management and Chief Executive officer of AOL International from September 2001 through March 2007.

David D. Clark has served as our Senior Vice President, Chief Financial Officer, Secretary and Treasurer since November 2007. Prior to joining us, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc., a manufacturer of steel plate from November 2006 through October 2007. Prior to that Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings, a provider of digital wireless communications services, from its founding in 1997 through February 2006 and held the additional position of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000.

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

Our marketing expenditures were $178.7 million, $118.2 million and $47.3 million in 2007, 2006 and 2005, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Food Manufacturers. We rely solely on third-party manufacturers to supply all of the food and other products we sell, the top three of which supplied approximately 49% of our food in 2007. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the NutriSystem brand.

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

We are dependent on the QVC Shopping Network for a percentage of revenue.

In 2007, sales of our products through our relationship with the QVC Shopping Network accounted for 5% of our revenue. For 2008, we have a one-year contractual agreement with QVC with an automatic extension unless either party decides not to extend the agreement and a minimum level of sales has not been achieved for the year. Under the QVC agreement, QVC controls when and how often our products and services are offered on-air, and we are not guaranteed any minimum level of sales or transactions. QVC has the exclusive right to promote our products using home shopping television programs other than our own infomercials during the contract term and on a non-exclusive basis for two years thereafter. If QVC elects not to renew the agreement or reduces airtime for promoting our products, our operating profits will suffer and we will be prohibited from selling our products through competitors of QVC for six months after the termination of the agreement.

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

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Some of our competitors are significantly larger than we are and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our weight management program. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our business could be significantly affected. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

New weight loss products or services may put us at a competitive disadvantage.

On an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and “easier” than a portion-controlled meal plan would put us at a disadvantage in the marketplace and our results of operations could be negatively affected.

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

Expansion into international markets may expose us to economic, political and social risks in the countries in which we operate.

In January 2008, we expanded operations into Canada and expect to enter the United Kingdom and Japan by 2009. This expansion may be costly as we will be required to divert management time and resources and it could require us to adapt our program to conform to local cultures. We may not be successful in expanding into particular international markets and this expansion could expose our financial results to additional risks in the countries in which we operate. Financial results could be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs and political unrest.

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

We rely on word-of-mouth advertising for a portion of our new customers. If our brand suffers or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new customers and generating revenue will increase, which will, in turn, have an adverse affect on our profitability.

We use spokespersons to promote our products. If these spokespersons suffer adverse publicity, our revenue could be adversely affected.

Our marketing strategy depends in part on celebrity spokespersons, as well as customer spokespersons to promote our weight management program. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations.

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

We are dependent on our key executive officers for future success.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. Only three of our key executive officers, Joseph M. Redling, David D. Clark and Thomas F. Connerty, have employment agreements with us. In addition, we have not obtained life insurance on any key executive officers. If any key executive officers left us or were seriously injured and became unable to work, the business could be harmed.

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

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the NutriSystem weight loss program in use at that time led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our predecessor businesses in 1993. More recently, our predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our predecessor businesses to close all of their company-owned weight loss centers.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as we do not have contractual indemnification rights against our other suppliers, and our other remedies against third parties and our existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease three locations in Horsham, Pennsylvania. The three Horsham locations total approximately 212,400 square feet of office and warehouse space at a combined 2008 rent of $2.6 million. One lease in Horsham expires in 2009, the second in 2010 and the third in 2011. In October 2007, we signed a fourth lease in Horsham, Pennsylvania with approximately 51,390 square feet of office space which we do not yet occupy. Rent payments will be approximately $81,000 in 2008. This lease expires in 2018. We have additional fulfillment capacity in Chambersburg, Pennsylvania; Sparks, Nevada; Kansas City, Missouri; McDonough, Georgia; Dallas, Texas; Mississauga, Ontario through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the Horsham facilities, combined with the outsourced fulfillment capacity, are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Commencing on October 9, 2007, several putative class actions have been filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint is due to be filed on March 7, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, federal and state derivative actions raising claims similar to those alleged in the putative class action have also been filed.

Commencing on October 30, 2007, two shareholder derivative suits have been filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which are nominally brought on behalf of NutriSystem, Inc., name certain of its officers and the entire current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint is due to be filed on March 14, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names the entire current Board of Directors as defendants. This action has been stayed. The Company believes that the claims in these matters are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors is considering its response.

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

Market Information

The Company’s common stock has been traded on the NASDAQ Stock Market since June 22, 2005 under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ Stock Market.

	High	Low
2007 First Quarter	$68.25	$40.82
2007 Second Quarter	70.00	52.07
2007 Third Quarter	74.09	46.50
2007 Fourth Quarter	50.00	20.98

2006 First Quarter	$50.00	$33.90
2006 Second Quarter	76.33	44.14
2006 Third Quarter	68.11	45.45
2006 Fourth Quarter	76.20	58.45

Holders

As of February 20, 2008, the Company had approximately 287 record holders of its common stock.

Dividends

The Company has not declared or paid any dividends since its inception. The Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Other Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2007	787,600	$30.50	787,600	$182,855,354
November 1 – November 30, 2007	—	—	—	$182,855,354
December 1 – December 31, 2007	—	—	—	$182,855,354

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq Stock Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2002 for our common stock, the Russell 2000 Index and the Dow Jones Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock traded on the NASDAQ National Market until May 24, 2001. It then traded on the OTC Bulletin Board under the ticker symbol THIN.OB., the American Stock Exchange under the ticker symbol NSI and now trades on the NASDAQ Global Select Market under the ticker symbol NTRI.

Comparison of Cumulative Total Return Among NutriSystem, Inc.,

THE DOW JONES CONSUMER SERVICES INDEX AND THE RUSSELL 2000 INDEX

		12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
☐	NutriSystem, Inc.	$100	$191	$317	$4,002	$7,043	$2,998

Δ	Dow Jones Consumer Services Index	100	163	195	161	138	163

à	Russell 2000 Index	100	147	174	182	216	212

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2007		2006	2005	2004	2003
Statement of Operations Data:
Revenue	$776,767		$565,950	$210,161	$37,912	$22,575

Costs and expenses:
Cost of revenue	363,874		270,625	108,356	21,571	14,870
Marketing	178,700		118,150	47,327	7,536	3,539
General and administrative	65,527		41,655	19,351	6,965	6,428
Depreciation and Amortization	5,812		2,464	700	259	223

Income (loss) from continuing operations before income taxes.	162,854		133,056	34,427	1,581	(2,485)
Interest income, net	3,803		3,591	846	36	57
Other income (expense)	(39)		—	—	134	—
Equity loss	(800)		—	—	—	(157)
Income taxes (benefit)	60,871		50,969	13,567	701	(3,397	)(b)
Discontinued operation	(795	)(a)	(548)	(691)	(31)	—

Net income	$104,152		$85,130	$21,015	$1,019	$812

Basic income per common share:
Continuing operations	$3.05		$2.39	$0.66	$0.03	$0.03
Discontinued operation	(0.02)		(0.01)	(0.02)	—	—

Basic	$3.03		$2.38	$0.64	$0.03	$0.03

Diluted income per common share:
Continuing operations	$2.98		$2.30	$0.61	$0.03	$0.03
Discontinued operation	(0.02)		(0.01)	(0.02)	—	—

Diluted	$2.96		$2.29	$0.59	$0.03	$0.03

Weighted average shares outstanding:
Basic	34,397		35,800	32,898	29,206	26,733
Diluted	35,171		37,122	35,618	31,842	27,064

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,448	$80,278	$44,768	$4,125	$2,684
Working capital	103,349	134,049	65,470	5,100	5,664
Total assets	198,560	197,867	107,246	17,825	13,688
Non-current liabilities	1,006	831	254	272	2
Stockholders’ equity	141,502	145,302	78,966	12,175	9,291

(a)	In the fourth quarter of 2007, we committed to a plan to sell the subsidiary Slim and Tone LLC (“Slim and Tone”). This subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. In 2007, we recorded a pre-tax loss on disposal of $1,256 consisting of an impairment of goodwill and intangibles of $1,156 and a pre-tax loss of $100. See discussion relating thereto in Note 10 of the Notes to the Consolidated Financial Statements.
(b)	In the second quarter of 2003, management determined that recognition of the benefits related to deferred tax assets was more likely than not based on an analysis of the cumulative level of pretax profits over the prior three years, projected levels of profits, schedule of reversal of temporary differences, and tax planning strategies. As a result, the valuation allowance was eliminated, a deferred tax asset and liability were recorded on the consolidated balance sheet and an income tax benefit was recorded in the consolidated statement of operations.

The Company has not paid any dividends since its inception. Our Board of Directors has considered the declaration of a dividend and expects to give it further consideration in the future.

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

Background

We provide weight management and fitness products and services. Our pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007, substantially all of our revenue was generated domestically. In January 2008, we expanded operations into Canada and expect to enter the United Kingdom and Japan by 2009.

Revenue consists primarily of food sales. For the year ended December 31, 2007, the direct channel accounted for 94% of total revenue compared to 5% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a continual basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, Internet and public relations.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue. In 2007, we continued to focus on these metrics and expanded our efforts with integrated database marketing, increased market segmentation with women, men and seniors and new and deeper marketing channel exploration. We focused not only on the acquisition of customers but also on the retention and reactivation of customers. We looked to improve the online experience with the member section of our website which, we believe, should provide a more valuable, effective and interactive experience and increase the level of weight loss support that we offer with our program to our customers.

In December 2007, we launched NutriSystem Advanced, a new weight-loss and health and wellness platform, that replaced NutriSystem Nourish, which was our core weight loss program since 2004. We believe this program to be easier and healthier than NutriSystem Nourish and will aid in our reactivation efforts as it gives our lapsed customers a reason to try us again. In order to transition from NutriSystem Nourish to NutriSystem Advanced, we incurred approximately $3.7 million of costs in the fourth quarter of 2007 primarily associated with inventory, higher shipping costs and less efficiency in our fulfillment operations and spent additional marketing dollars directed toward the launch of this new program.

In the fourth quarter of 2007, we committed to a plan to sell our subsidiary, Slim and Tone, a franchisor of women’s express fitness centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations. In accordance with SFAS No. 144, we compared the fair value of Slim and Tone and determined the net carrying value was impaired by $1.2 million pre-tax, which is included in the loss on discontinued operation. Slim and Tone had revenues of $723,000, $2.3 million and $2.3 million and pre-tax losses of $100,000, $874,000 and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We are seeing a challenging environment develop in 2008, with some consumers reducing spending on discretionary type items, which we believe includes commercial weight loss products. Operating in this environment will require a flexible business model but we believe our core product offering and brand not only remain healthy but continue to show strength. In 2008, we will continue to focus on reactivation revenue and will increase our marketing to support this growing revenue stream. We will also look to develop new programs to focus on revenue per customer and extending length of stay. A new maintenance program is in development to extend the paying relationships beyond the initial weight loss phase and we are expecting to expand into a frozen line of entrees to supplement the basic meal plan and provide more variety and choices. To address the current economic challenges, we are testing a number of new offers and value enhancements to give our customers a better reason to try us. Additionally, we are launching new creative as well as featuring new celebrity spokespersons and will continue to manage our media spend to optimize profitability and to ensure we are capitalizing on all efficiencies.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2007, 2006 and 2005 were $57.2 million, $39.6 million and $15.7 million, respectively. The reserve for returns incurred but not received and processed was $2.9 million and $2.6 million at December 31, 2007 and 2006, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2007, 2006 and 2005, we reduced cost of revenue by $5.3 million, $4.4 million and $1.9 million, respectively, for these rebates. A receivable of $3.7 million and $3.2 million at December 31, 2007 and 2006, respectively, has been recorded in receivables in the accompanying consolidated balance sheet.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for the potential loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $516,000 and $450,000 at December 31, 2007 and 2006, respectively.

Income Taxes. For the year ended December 31, 2007, we recorded income tax expense of $60.9 million, which reflected an effective income tax rate of 36.7%. For the year ended December 31, 2006, we recorded $51.0 million of income taxes, which reflected an effective income tax rate of 37.3%. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income and sales by state, among other items.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

Cost of Revenue. Cost of revenue consists primarily of the cost of the products sold, including compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card fees and packing material. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders. Cost of revenue also includes the fees paid to independent distributors and sales commissions.

Marketing Expenses. Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. We follow the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.” Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors (excluding commissions) and customer service personnel, share-based payment arrangements, facility expenses, website development costs, professional service fees and other general corporate expenses.

Equity Loss. Equity loss consists of our share of the earnings or losses of our equity interests. We hold an approximate 27% interest in Zero Technologies, LLC (“Zero Water”) and have the ability to significantly influence the operations of Zero Water. The investment in Zero Water is accounted for using the equity method of accounting.

Interest Income, Net. Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the years ended 2007, 2006 and 2005, the direct channel represented 94%, 93% and 90%, respectively, of our revenue. Revenue increases are primarily driven by new customer growth. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Our spending on advertising and marketing to new customers increased by $59.3 million to $175.5 million in 2007 from $116.2 million in 2006. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, along with the price and availability of appropriate media. In addition to our marketing efforts, we generate new customers through referrals and publicity, such as magazine articles and mentions on television. We also advertise to our former customers. In the years ended 2007 and 2006, $3.2 million and $1.9 million, respectively, of our total marketing expense was spent to reach former customers. When former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers more than nine months removed from their initial purchase as reactivation revenue.

We measure growth in terms of total revenue, new customers and revenue per customer. A new customer is defined as a first-time purchaser through the direct channel. We define a customer with an initial purchase of $100 or more to be a new “program” customer. These customers tend to stay on a weight loss program longer and spend substantially more than customers who make an initial purchase of less than $100. Program customers made up 99%, 99% and 97% of all new customers, with average marketing cost per program customer of $186, $147 and $140, in 2007, 2006 and 2005, respectively. Profit margins are measured in terms of gross margin (revenue less cost of revenue) and total marketing expense as a percentage of revenue. We evaluate the cost effectiveness of our marketing programs based on the marketing cost per new customer acquired. When calculating new customer acquisition cost, we exclude the marketing expense spent to reach former customers. Prior to 2006 this spend was immaterial.

Financial and Operating Statistics for the Direct Channel

(in thousands, except customer data)

	2007	2006	2005
Revenue	$727,612	$526,715	$189,274
Cost of revenue	328,738	241,172	91,534

Gross margin	$398,874	$285,543	$97,740
% of revenue	54.8%	54.2%	51.6%

Marketing
New customers	$175,480	$116,152	$47,313
Former customers	3,177	1,946	—

Total	$178,657	$118,098	$47,313
% of revenue	24.6%	22.4%	25.0%

New customers
Program	945,441	791,004	338,040
Total	953,673	797,606	347,337

Marketing/new customer
Program	$186	$147	$140
Total	$184	$146	$136

Revenue/customer (9 month trailing)
Total	$648	$632	$605

New customer revenue/new customer
Program	$607	$574	$516
Total	$602	$569	$505

Direct revenue increased 38% in 2007 from 2006. In 2007, the number of new customers acquired increased by 156,067 or 20%, over 2006. The increase in new customers is primarily attributable to higher marketing spending. Marketing to new customers increased $59.3 million, or 51% in 2007 compared to 2006. Overall marketing spend per new customer was $184 in 2007 compared to $146 in 2006. Direct revenue increased 178% in 2006 from 2005. In 2006, new customers increased by 450,269, or 130%, over 2005. In 2006, marketing to new customers increased $68.8 million, or 145% compared to 2005.

Direct gross margin increased to 54.8% in 2007 from 54.2% in 2006, primarily driven by a price increase, lower outbound freight costs, a lower customer return rate and lower fulfillment costs. Direct gross margin increased to 54.2% in 2006 from 51.6% in 2005, primarily driven by a 3.5% price increase.

Marketing cost per customer increased from $146 to $184 from 2006 to 2007. Marketing cost per program customer increased from $147 to $186 in the same periods. The higher marketing cost per customer can be attributed to the significant increase in marketing spend and increased competition.

We analyze revenue per customer across two cycles. The first cycle is defined as the initial diet cycle and refers to revenue obtained within nine months of a customer’s initial purchase divided by the new customer count for each of the last nine months. For reporting purposes, we use the average revenue per customer computed in the trailing nine months. Generally, revenue per customer in the initial diet cycle has been increasing. The trailing nine month revenue per customer was $605, $632 and $648 for December 31, 2005, 2006 and 2007, respectively. We believe these increases are primarily driven by the price increases and by increased unit purchases per customer.

The second cycle is referred to as reactivation revenue and is defined as customers who were more than nine months removed from their initial purchase. Reactivation revenue contributed approximately $95.5 million to revenue in 2007 compared to $37.8 million to revenue in 2006. Reactivation revenue is increasing primarily due to the increasing number of former customers. We believe that reactivation revenue is particularly profitable because a relatively low marketing expense is incurred to generate this revenue.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In 2007, this channel represented 5% of our revenue as compared to 6% of our revenue in 2006 and 7% in 2005. On the QVC network, we reach a large audience in a 50-minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $41.1 million in 2007, $31.3 million in 2006 and $15.6 million in 2005. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased in 2007 versus 2006 and 2005 because the sales per minute of air-time increased.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$776,767	$565,950	$210,817	37%

COSTS AND EXPENSES:
Cost of revenue	363,874	270,625	93,249	34%
Marketing	178,700	118,150	60,550	51%
General and administrative	65,527	41,655	23,872	57%
Depreciation and amortization	5,812	2,464	3,348	136%

Total costs and expenses	613,913	432,894	181,019	42%

Operating income from continuing operations	162,854	133,056	29,798	22%
OTHER EXPENSE	(39)	—	(39)	NA
EQUITY LOSS	(800)	—	(800)	NA
INTEREST INCOME, net	3,803	3,591	212	6%

Income from continuing operations before income taxes	165,818	136,647	29,171	21%
INCOME TAXES	60,871	50,969	9,902	19%

Income from continuing operations	104,947	85,678	19,269	22%
LOSS ON DISCONTINUED OPERATION, net	(795)	(548)	(247)	45%

Net income	$104,152	$85,130	$19,022	22%

% of revenue
Gross margin	53.2%	52.2%
Marketing	23.0%	20.9%
General and administrative	8.4%	7.4%
Operating income from continuing operations	21.0%	23.5%

Revenue. Revenue increased to $776.8 million for the year ended December 31, 2007 from $566.0 million for the year ended December 31, 2006. The revenue increase resulted primarily from increased direct sales ($200.9 million) and QVC sales ($9.8 million). Revenue growth in the first half of 2007 was strong yet the second half of 2007 was impacted by competitive and economic pressures. In the year ended December 31, 2007, direct revenue accounted for 94% of total revenue compared to 5% for QVC and 1% for the other channels. In 2006, the comparable percentages were 93%, 6% and 1%, respectively.

Costs and Expenses. Cost of revenue increased to $363.9 million for the year ended December 31, 2007 from $270.6 million for the year ended December 31, 2006. Gross margin as a percent of revenue increased to 53.2% in 2007 from 52.2% in 2006. The increase in gross margin was primarily attributable to price increases, lower outbound freight costs, a lower customer return rate and lower fulfillment costs.

Marketing expenses increased to $178.7 million in 2007 from $118.2 million in 2006. Marketing expense as a percent of revenue increased to 23.0% in 2007 from 20.9% in 2006. Substantially all of the marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($51.4 million), public relations ($2.7 million) and production of television advertising ($1.9 million). In total, media spending was $162.7 million in 2007 and $111.3 million in 2006.

General and administrative expenses increased to $65.5 million in 2007 from $41.7 million in 2006 and as a percent of revenue increased to 8.4% in 2007 from 7.4% in 2006. The increase in spending is primarily attributable to higher compensation and benefits costs ($8.5 million) due to an increased headcount and the hiring of two executive officers in 2007; increased professional, recruiting and outside services and computer services

($9.0 million) in part for projects to improve our ecommerce website and support for international expansion and increased depreciation and amortization expense ($3.3 million) due to increased capital expenditures on our website and a call center relocation.

Other Expense. Other expense represents the realized gains and losses from currency.

Equity Loss. In October 2007, we purchased an approximate 27% equity interest in Zero Water, a manufacturer of patented water filters. This investment is accounted for under the equity method of accounting and an estimated loss of $800,000 was recorded for our share of Zero Water’s loss subsequent to the initial investment.

Interest Income, Net. Interest income, net increased to $3.8 million in 2007 from $3.6 million in 2006 primarily due to higher cash balances maintained for the majority of the year.

Income Taxes. In 2007, we recorded income tax expense of $60.9 million, which reflects an estimated annual effective tax rate of 36.7%. In 2006, we recorded $51.0 million of income tax expense for the reporting period. The effective tax rate in 2006 was 37.3%. The decrease in the effective tax rate was primarily due to lower state income taxes due to the apportionment of income to states with lower tax rates and food donations.

Net Income. For the year ended December 31, 2007, net income increased to $104.2 million from net income of $85.1 million in 2006. The increase in net income in 2007 is primarily due to higher gross profit in 2007 versus 2006 resulting from increased revenue which offset the higher advertising and marketing spending, general and administrative expenses and income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
REVENUE	$565,950	$210,161	$355,789	169%

COSTS AND EXPENSES:
Cost of revenue	270,625	108,356	162,269	150%
Marketing	118,150	47,327	70,823	150%
General and administrative	41,655	19,351	22,304	115%
Depreciation and amortization	2,464	700	1,764	252%

Total costs and expenses	432,894	175,734	257,160	146%

Operating income from continuing operations	133,056	34,427	98,629	286%
INTEREST INCOME, net	3,591	846	2,745	324%

Income from continuing operations before income taxes	136,647	35,273	101,374	287%
INCOME TAXES	50,969	13,567	37,402	276%
Income from continuing operations	85,678	21,706	63,972	295%
LOSS ON DISCONTINUED OPERATION, net	(548)	(691)	143	21%

Net income	$85,130	$21,015	$64,115	305%

% of revenue
Gross margin	52.2%	48.4%
Marketing	20.9%	22.5%
General and administrative	7.4%	9.2%
Operating income from continuing operations	23.5%	16.4%

Revenue. Revenue increased to $566.0 million for the year ended December 31, 2006 from $210.2 million for the year ended December 31, 2005. The revenue increase resulted primarily from increased direct sales ($337.4 million) and QVC sales ($15.7 million). In the year ended December 31, 2006, direct revenue accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. In 2005, the comparable percentages were 90%, 7% and 3%, respectively.

Costs and Expenses. Cost of revenue increased to $270.6 million for the year ended December 31, 2006 from $108.4 million for the year ended December 31, 2005. Gross margin as a percent of revenue increased to 52.2% in 2006 from 48.4% in 2005. The increase in gross margin is primarily attributable to a 3.5% price increase in our direct channel, lower food and outbound freight costs and a greater proportion of our revenue attributed to the higher margin direct channel (93% in 2006 versus 90% in 2005).

Marketing expenses increased to $118.2 million in 2006 from $47.3 million in 2005. Marketing expense as a percent of revenue decreased to 20.9% in 2006 from 22.5% in 2005. Substantially all of the marketing spending promoted the direct business, and the increase in marketing is attributable to increased spending for advertising media ($67.4 million) and production of television advertising ($1.3 million). In total, media spending was $111.3 million in 2006 and $43.9 million in 2005.

General and administrative expenses increased to $41.7 million in 2006 from $19.4 million in 2005, but as a percent of revenue decreased to 7.4% in 2006 from 9.2% in 2005. The increased expense is primarily attributable to higher costs associated with the increased scale of the business, specifically: compensation and benefits costs ($11.0 million); non-cash expense for share-based payment arrangements ($4.8 million); professional and outside services and computer services ($2.2 million); telephone expenses ($702,000); insurance ($689,000); and sales, use and miscellaneous taxes ($670,000).

Interest Income, Net. Interest income, net increased to $3.6 million in 2006 from $846,000 in 2005 primarily due to higher cash balances and investments in marketable securities.

Income Taxes. In 2006, we recorded income tax expense of $51.0 million, which reflects an estimated annual effective tax rate of 37.3%. In 2005, we recorded $13.6 million of income tax expense for the reporting period. The effective tax rate in 2005 was 38.5%. The decrease in the effective tax rate was primarily due to lower state income taxes due to the apportionment of income to states with lower tax rates.

Net Income. For the year ended December 31, 2006, net income increased to $85.1 million from net income of $21.0 million in 2005. The increase in net income in 2006 is primarily due to higher gross profit in 2006 versus 2005 resulting from increased revenue offset by higher advertising and marketing spending, general and administrative expenses and income taxes.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, a capital lease, operating leases and employment contracts. We have excluded one supply agreement from the table below because the contract did not specify fixed purchase commitments. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Fulfillment and food purchase commitments	$256.9	$28.2	$55.8	$88.9	$84.0
Operating and capital leases	13.0	3.0	5.4	1.5	3.1

	$269.9	$31.2	$61.2	$90.4	$87.1

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. Additionally, the Company has entered into an agreement with our outside fulfillment provider which contains minimum space requirements. The Company anticipates it will meet all annual purchases commitments.

The Company executed a credit agreement with a group of lenders that provides for a $200 million unsecured revolving credit facility. No amounts were outstanding at December 31, 2007 but the Company is subject to 0.15% per annum unused fee payable quarterly.

In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2007, we had net working capital of $103.3 million, a decrease of $30.7 million from the $134.0 million net working capital balance at December 31, 2006. Cash and cash equivalents at December 31, 2007 were $40.7 million, an increase of $27.2 million from the balance of $13.5 million at December 31, 2006. In addition, we had $1.8 million and $66.8 million invested in marketable securities at December 31, 2007 and 2006, respectively. Our principal sources of liquidity during this period were cash flow from operations. We have a $200.0 million unsecured revolving credit facility with a group of lenders which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. As of December 31, 2007, we have not drawn down any funds against this facility. We currently have no off-balance sheet financing arrangements.

In the year ended December 31, 2007, we generated a cash flow of $108.2 million from operations, an increase of $41.4 million from 2006. The increase in cash flow from operations is primarily attributable to higher net income and less of an inventory build during 2007 than 2006. Net changes in operating assets and liabilities decreased cash flow from operations by $6.6 million in 2007, with changes in components generally due to the larger scale of the business. Increases in inventories ($10.1 million) and receivables ($1.9 million) were partially offset by increases in income taxes ($6.0 million) and other accrued expenses and liabilities ($1.4 million). We generally have increased inventory in the fourth quarter in order to meet anticipated demand in the first quarter of the following year.

In the year ended December 31, 2007, net cash provided by investing activities was $33.1 million, primarily due to the cash received from the net sales of marketable securities of $64.5 million which offset the spending on capital expenditures of $18.7 million and the $14.3 million investment in Zero Water. In 2007, we invested heavily in our ecommerce platform which allows us to be more efficient in testing and in offering new promotional programs and in our member section of our website which allows our customers access to community-based tools such as online counseling, bulletin boards, chat rooms, weight loss trackers and recipe clubs. Additionally, staff additions and a call center relocation required additional capital spending.

In the year ended December 31, 2007, net cash used in financing activities consisted of the repurchase of 2,799,031 shares of common stock for an aggregate purchase price of $121.8 million partially offset by the tax benefit from stock option exercises of $7.3 million and cash receipts of $1.9 million from the exercise of common stock options.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

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

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. This seasonality can be seen in our results for 2007, however, in 2005, our revenue increased sequentially every quarter due to our increased level of advertising spending and, in 2006, third quarter revenue was higher than the first quarter due in part to favorable conditions in the market for certain media.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at December 31, 2007, our cash and cash equivalents at that date of $40.7 million were maintained in bank accounts and our marketable securities at that date of $1.8 million had interest rate reset dates of three months or less. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have recently expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not yet hedged our operating exposure to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 38 through 59 hereto and is incorporated by reference herein.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 36.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NutriSystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NutriSystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Statement of Corporate Ethics and Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Statement of Corporate Ethics and Code of Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

See Index to the Consolidated Financial Statements on page 38 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 60 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc:

We have audited the accompanying consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2008

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,679	$13,469
Marketable securities	1,769	66,809
Receivables	19,100	17,214
Inventories	82,491	72,366
Deferred income taxes	3,260	2,743
Other current assets	11,585	11,136
Current assets of discontinued operation	517	2,046

Total current assets	159,401	185,783
FIXED ASSETS, net	21,872	9,322
EQUITY INVESTMENT	13,458	—
OTHER ASSETS	3,823	1,456
NON-CURRENT ASSETS OF DISCONTINUED OPERATION	6	1,306

	$198,560	$197,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,064	$45,285
Accrued payroll and related benefits	1,907	1,360
Income taxes payable	2,482	—
Other accrued expenses and current liabilities	5,535	4,809
Current liabilities of discontinued operation	64	280

Total current liabilities	56,052	51,734
NON-CURRENT LIABILITIES	1,006	681
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATION	—	150

Total liabilities	57,058	52,565

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 33,955,859 at December 31, 2007 and 35,918,506 at December 31, 2006)	33	35
Additional paid-in capital	—	60,355
Retained earnings	141,454	84,912
Accumulated other comprehensive income	15	—

Total stockholders’ equity	141,502	145,302

	$198,560	$197,867

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUE	$776,767	$565,950	$210,161

COSTS AND EXPENSES:
Cost of revenue	363,874	270,625	108,356
Marketing	178,700	118,150	47,327
General and administrative	65,527	41,655	19,351
Depreciation and amortization	5,812	2,464	700

Total costs and expenses	613,913	432,894	175,734

Operating income from continuing operations	162,854	133,056	34,427
OTHER EXPENSE	(39)	—	—
EQUITY LOSS	(800)	—	—
INTEREST INCOME, net	3,803	3,591	846

Income from continuing operations before income taxes	165,818	136,647	35,273
INCOME TAXES	60,871	50,969	13,567

Income from continuing operations	104,947	85,678	21,706

DISCONTINUED OPERATION (NOTE 10):
Loss on discontinued operation, net of income tax benefit of $461 in 2007, $326 in 2006 and $432 in 2005	(795)	(548)	(691)

Net income	$104,152	$85,130	$21,015

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$3.05	$2.39	$0.66
Net loss from discontinued operation	(0.02)	(0.01)	(0.02)

Net income	$3.03	$2.38	$0.64

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$2.98	$2.30	$0.61
Net loss from discontinued operation	(0.02)	(0.01)	(0.02)

Net income	$2.96	$2.29	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,397	35,800	32,898
Diluted	35,171	37,122	35,618

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
BALANCE, January 1, 2005	30,132,860	$30	$33,378	$—	$(21,233)	$12,175
Net income	—	—	—	—	21,015	21,015
Share-based expense	36,500	—	137	—	—	137
Exercise of stock options	2,786,070	3	4,132	—	—	4,135
Issuance of common shares	2,476,625	2	25,397	—	—	25,399
Tax benefit from stock option exercises	—	—	16,105	—	—	16,105

BALANCE, December 31, 2005	35,432,055	35	79,149	—	(218)	78,966
Net income	—	—	—	—	85,130	85,130
Share-based expense	19,327	—	3,465	—	—	3,465
Exercise of stock options	1,324,174	1	3,631	—	—	3,632
Purchase and retirement of common shares	(896,700)	(1)	(45,367)	—	—	(45,368)
Exercise of share-based instruments held by consultants, net of liability classification upon adoption of SFAS 123R	—	—	1,538	—	—	1,538
Tax benefit from stock option exercises	—	—	17,939	—	—	17,939

BALANCE, December 31, 2006	35,878,856	35	60,355	—	84,912	145,302
Net income	—	—	—	—	104,152	104,152
Foreign currency translation adjustment	—	—	—	15	—	15

Total comprehensive income						104,167

Share-based expense	20,770	—	4,562	—	—	4,562
Exercise of stock options	412,076	1	1,930	—	—	1,931
Tax benefit from stock option exercises	—	—	7,317	—	—	7,317
Purchase and retirement of common shares	(2,799,031)	(3)	(74,164)	—	(47,610)	(121,777)

BALANCE, December 31, 2007	33,512,671	$33	$—	$15	$141,454	$141,502

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,152	$85,130	$21,015
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	795	548	691
Depreciation and amortization	5,812	2,464	700
Loss on disposal of fixed assets	303	17	9
Share–based expense	4,270	5,507	137
Deferred income tax (benefit) expense	(2,163)	3,488	(3,005)
Tax benefit from stock option exercises	—	—	16,105
Equity loss	800	—	—
Changes in operating assets and liabilities
Accrued interest income	590	(343)	(266)
Receivables	(1,886)	(9,746)	(6,457)
Inventories	(10,110)	(38,213)	(30,474)
Other assets	(3,878)	(7,342)	(3,056)
Accounts payable	779	19,637	21,389
Accrued payroll and related benefits	547	442	566
Income taxes	6,004	—	—
Other accrued expenses and liabilities	1,381	4,725	(54)

Net cash provided by operating activities of continuing operations	107,396	66,314	17,300
Net cash provided by operating activities of discontinued operation	829	526	327

Net cash provided by operating activities	108,225	66,840	17,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(178,800)	(119,350)	(41,800)
Sales of marketable securities	243,250	94,950	—
Capital additions	(18,703)	(5,881)	(5,338)
Purchase of equity investment	(14,258)	—	—

Net cash provided by (used in) investing activities of continuing operations	31,489	(30,281)	(47,138)
Net cash provided by (used in) investing activities of discontinued operation	1,650	(1,679)	(96)

Net cash provided by (used in) investing activities	33,139	(31,960)	(47,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net of offering costs	—	—	25,399
Exercise of stock options	1,931	3,632	4,135
Tax benefit from stock option exercises	7,317	17,939	—
Debt issuance costs	(814)	—	—
Repurchase and retirement of common stock	(121,777)	(45,368)	—

Net cash (used in) provided by financing activities of continuing operations	(113,343)	(23,797)	29,534
Net cash used in financing activities of discontinued operation	(300)	—	(150)

Net cash (used in) provided by financing activities	(113,643)	(23,797)	29,384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,721	11,083	(223)
CASH AND CASH EQUIVALENTS, beginning of year	13,469	2,702	4,125
CASH AND CASH EQUIVALENTS, end of year	41,190	13,785	3,902

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of year	511	316	1,200

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of year	$40,679	$13,469	$2,702

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada.

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statement of operations for all periods presented. The assets and liabilities of this discontinued operation have also been presented separately in the accompanying consolidated balance sheets (see Note 10).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company holds approximately 27% interest in Zero Technologies, LLC (“Zero Water”), a manufacturer of patented water filters, and has the ability to significantly influence the operations of Zero Water (see Note 5). The investment in Zero Water is accounted for using the equity method of accounting and is classified as equity investment in the accompanying consolidated balance sheet. The Company’s share of Zero Water’s loss subsequent to the purchase is included in equity loss in the accompanying consolidated statement of operations.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction rate securities with original maturities of greater than three months. As of December 31, 2007 and 2006, all the auction rate securities held had original maturities in excess of 10 years. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities. The marketable securities may be readily sold at any time as there is a ready market for such securities. The Company does not intend to hold these marketable securities to maturity as evidenced by the sale of these investments during its normal operating cycle. Additionally, the Company intends to utilize these securities to fund operations in the ordinary course of business. Accordingly, the Company classifies these available-for-sale securities as a current asset in the accompanying consolidated balance sheet.

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

Included in fixed assets is the capitalized cost of internal-use software and website development of $5,467 and $335 in 2007 and 2006, respectively, incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2007 and 2006, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheet. Realized gains and losses from foreign currency transactions are recognized as other income (expense) in the accompanying consolidated statement of operations.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $5,060, $2,564 and $1,125 in 2007, 2006 and 2005, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statement of operations.

Dependence on Suppliers

In 2007, approximately 24%, 14% and 11%, respectively, of inventory purchases were from three suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases. In 2006, these vendors supplied 32%, 11% and 12% of total purchases and in 2005 these vendors supplied 35%, 1%, and 11% of total purchases (see Note 7).

In 2007, 2006 and 2005, the Company outsourced approximately 90%, 87% and 75%, respectively, of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $3,703 and $3,169 at December 31, 2007 and 2006, respectively, has been recorded in receivables in the accompanying consolidated balance sheet. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $162,691, $111,290 and $43,904 in 2007, 2006 and 2005, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2007 and 2006, $15 and $46, respectively, of capitalized direct-mail advertising costs are included in other current assets and $4,760 and $1,532, respectively, of costs have been prepaid for upcoming advertisements and promotions. The increase is primarily due to the timing of when commercials air and new advertising in Canada.

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

Earnings Per Share

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

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Income from continuing operations	$104,947	$85,678	$21,706
Loss on discontinued operation	(795)	(548)	(691)

Net income	$104,152	$85,130	$21,015

Weighted average shares outstanding:
Basic	34,397	35,800	32,898
Effect of dilutive stock options and unvested restricted stock	774	1,322	2,720

Diluted	35,171	37,122	35,618

Basic income per common share:
Income from continuing operations	$3.05	$2.39	$0.66
Net loss from discontinued operation	(0.02)	(0.01)	(0.02)

Net income	$3.03	$2.38	$0.64

Diluted income per common share:
Income from continuing operations	$2.98	$2.30	$0.61
Net loss from discontinued operation	(0.02)	(0.01)	(0.02)

Net income	$2.96	$2.29	$0.59

In 2007, 2006 and 2005, common stock equivalents from stock options and unvested restricted stock representing 89,794, 63,829 and 102,728 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective approach. The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period (see Note 11). In

2007 and 2006, the Company recorded pre-tax compensation charges of $1,472 and $4,429, respectively for stock options. Additionally, the Company recorded pre-tax compensation charges of $2,515 and $541 for restricted stock grants in 2007 and 2006, respectively. The related income tax benefit for all share-based compensation was $1,083 and $1,359 in 2007 and 2006, respectively.

The fair-value of share-based awards is determined using the Black-Scholes valuation model on the date of grant, which is the same model the Company used previously for valuing share-based awards for footnote disclosures purposes. The fair value of restricted stock awards is equal to the market price of the Company’s common stock on the date of grant.

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

Prior to the adoption of SFAS No. 123R, had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been changed to the following pro forma amounts for the year ended December 31, 2005:

Net income:
As reported	$21,015
Add: stock-based employee compensation expense included in reported net income, net of tax	—
Impact of total stock-based compensation expense determined under fair-value based method for all rewards, net of tax	(1,404)

Pro forma	$19,611

Basic net income per share:
As reported	$0.64

Pro forma	$0.60

Diluted net income per share:
As reported	$0.59

Pro forma	$0.58

In calculating pro forma compensation, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None
Expected volatility	117.1%
Risk-free interest rate	4.04%
Expected life (in years)	5.6

Cash Flow Information

The Company made payments for income taxes of $48,742, $32,000 and $307 and minimal interest payments in 2007, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$4,694	$—	$4,694
Money market accounts	35,985	—	35,985

December 31, 2007	$40,679	$—	$40,679

Marketable securities

Auction-rate securities	$1,750	$19	$1,769

December 31, 2007	$1,750	$19	$1,769

Cash and cash equivalents

Demand deposits	$13,391	$—	$13,391
Money market accounts	78	—	78

December 31, 2006	$13,469	$—	$13,469

Marketable securities

Auction-rate securities	$66,200	$609	$66,809

December 31, 2006	$66,200	$609	$66,809

As of December 31, 2007, auction rate securities consist primarily of variable interest bonds of housing agencies and as of December 31, 2006, auction rate securities consist primarily of variable interest bonds of higher education institutions.

4.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2007	2006
Furniture and fixtures	$3,192	$1,896
Computer hardware and software	17,559	5,173
Equipment	6,064	3,958
Leasehold improvements	4,089	2,324

	30,904	13,351
Accumulated depreciation	(9,032)	(4,029)

	$21,872	$9,322

Depreciation and amortization expense was $5,812, $2,464 and $700 in 2007, 2006 and 2005, respectively.

5.	EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Units from Zero Water, at a purchase price of $10.60 per Series A unit for an aggregate purchase price of $14,258, which includes acquisition costs of $259. This represents approximately a 27% equity interest in Zero Water. This investment is accounted for under the equity method of accounting and an estimated loss of $800 was recorded for the Company’s share of Zero Water’s loss subsequent to the initial investment.

6.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). No amounts were outstanding during 2007.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of December 31, 2007, the Company was in compliance with all covenants contained in the Credit Facility.

The Company incurred $814 of debt issuance costs ($773 remained unamortized as December 31, 2007) in connection with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at December 31, 2007 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of one to 10 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2007:

2008	$3,000
2009	3,383
2010	2,038
2011	900
2012	525
Thereafter	3,147

$12,993

Total rent expense for 2007, 2006 and 2005 was $2,334, $1,301 and $888, respectively.

Commencing on October 9, 2007, several putative class actions have been filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint is due to be filed on March 7, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, federal and state derivative actions raising claims similar to those alleged in the putative class action have also been filed.

Commencing on October 30, 2007, two shareholder derivative suits have been filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which are nominally brought on behalf of NutriSystem, Inc., name certain of its officers and the entire current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint is due to be filed on March 14, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names the entire current Board of Directors as defendants. This action has been stayed. The Company believes that the claims in these matters are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors is considering its response.

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

8.	STOCKHOLDERS’ EQUITY

Common Stock

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

In 2007, the Company issued 412,076 shares of common stock upon the exercise of common stock options and received proceeds of $1,931 and the restrictions on 15,860 shares of common shares issued to employees lapsed. Also, in 2007, the Company issued 4,910 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $283.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In 2007, the Company purchased and retired 2,799,031 shares of common stock for an aggregate cost of $121,777. In 2006, the Company purchased and retired 896,700 shares of common stock for an aggregate cost of $45,368. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of December 31, 2007, the Company was authorized to purchase an additional $182,855 under the existing repurchase programs.

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

9.	INCOME TAXES

The provision for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$56,815	$42,174	$—
State	5,838	5,565	—
Foreign	105	—	—

	62,758	47,739	—

Deferred:
Federal	(1,976)	2,835	11,819
State	89	520	1,952

	(1,887)	3,355	13,771

Change in valuation allowance	—	(125)	(204)

	$60,871	$50,969	$13,567

The income tax benefit attributable to discontinued operation consists of the following:

	Year Ended December 31,
	2007	2006	2005
Discontinued operation	$(461)	$(326)	$(432)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and foreign income taxes, net of federal benefit	2.2	3.0	4.9
Tax exempt income	(0.6)	(0.7)	(0.7)
Other	0.1	0.1	(0.1)
Change in deferred tax valuation allowance	—	(0.1)	(0.6)

	36.7%	37.3%	38.5%

As of December 31, 2007, the Company had an income tax payable of $2,482. As of December 31, 2006, the Company had an income tax receivable of $3,522, included in other current assets in the accompanying consolidated balance sheet. The Company recognized a tax benefit of $7,317, $17,939 and $16,105 in 2007, 2006 and 2005, respectively, from the exercise of certain stock options and recorded these amounts as increases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax asset-
Reserves and accruals	$1,660	$1,283
Tax goodwill	902	369
Net operating loss carryforward	936	1,133
Property and equipment	484	—
Other	2,057	1,141

	6,039	3,926
Valuation allowance	—	—

	6,039	3,926
Deferred tax liability-
Property and equipment	—	(50)

	$6,039	$3,876

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $14,400 and $17,500, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2020.

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

As a result of the adoption of FIN 48, the Company did not recognize any change in the liability for unrecognized tax benefits. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense. During 2007, the Company recognized $44 in interest and penalties. The total amount of unrecognized tax benefits as of December 31, 2007 was $929. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $604. The Company’s federal income tax returns for 2003 through 2007 are open tax years and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2007. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

Balance at January 1, 2007	$624
Increase related to current year tax positions	305

Balance at December 31, 2007	$929

The Company believes that it is reasonably possible that approximately $23 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2008 as a result of a lapse of the statue of limitations.

10.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The Company expects to sell Slim and Tone within the next 12 months. In accordance with SFAS No. 144, the Company compared the estimated fair value of the asset group and determined the net carrying value was impaired by $1,156 pre-tax, which is included in the loss from discontinued operations. Slim and Tone had revenues of $723, $2,259 and $2,345 and pre-tax losses of $100, $874 and $1,123 for the years ended December 31, 2007, 2006 and 2005, respectively.

11.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has two equity incentive plans, the 1999 Equity Incentive Plan and 2000 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock or shares of common stock. The 1999 Equity Incentive Plan and the 2000 Equity Incentive Plan authorize up to 1,000,000 and 5,600,000 shares of common stock, respectively, for issuance. At December 31, 2007, options to purchase 278,682 shares were available for grant under these plans.

In June 2000, the Company also adopted the 2000 Equity Incentive Plan for Outside Directors and Consultants (the “Director Plan”) under which a variety of equity instruments can be granted to non-employee directors and consultants to the Company including nonqualified stock options to purchase shares of the Company’s common stock, restricted stock or shares of common stock. The Director Plan authorizes up to 1,500,000 shares of common stock for issuance. At December 31, 2006, 695,306 shares were available for grant under this plan.

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

The following table summarizes the options granted, exercised and cancelled in 2005, 2006 and 2007:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2005	5,138,176	1.56

Granted	501,900	11.83

Exercised	(2,786,070)	1.49

Forfeited	(121,169)	0.80

Expired	—	—

Outstanding, December 31, 2005	2,732,837	3.55

Granted	—	—

Exercised	(1,324,174)	2.74

Forfeited	(43,335)	15.25

Expired	—	—

Outstanding, December 31, 2006	1,365,328	$3.97

Granted	—	—

Exercised	(412,076)	4.69

Forfeited	(29,168)	21.23

Expired	—	—

Outstanding, December 31, 2007	924,084	$3.10	6.23	$22,134

Exercisable at December 31, 2007	804,083	$2.14	6.07	$20,008

Expected to vest at December 31, 2007	920,484	$3.07	6.21	$22,071

The Company adopted SFAS No. 123R, effective January 1, 2006. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB Opinion No. 25, and related interpretations. The Company elected to use the modified prospective method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Accordingly, prior periods have not been restated. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense be recognized as financing cash flows, rather than as operating cash flows as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

In 2007 and 2006, the Company recorded pre-tax compensation charges of $1,764 and $2,387, respectively, in the accompanying consolidated statement of operations for the portion of previously granted stock option awards that vested after January 1, 2006. There were no option grants in 2007 or 2006. The weighted-average grant date fair value of the options issued in 2005 was $10.08. The total intrinsic value of stock options exercised in 2007, 2006 and 2005 was $21,822, $69,088 and $48,664, respectively.

The Company issued 400 stock options to non-employees in 2005, in addition to stock options granted in prior years. These options vested over various periods and resulted in compensation expense of $6 in 2005. Compensation costs for these stock options were recorded as general and administrative expenses in the accompanying consolidated statements of operations. The fair value of the stock options issued to non-employees was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

2005
Dividend yield	None
Expected volatility	116.0%
Risk-free interest rate	3.2%
Contract life (in years)	2.5

In 2006 and 2005, the Company authorized the issuance of 2,370 and 3,660 shares of common stock as compensation to the Board of Directors resulting in compensation expense of $150 and $150, respectively. These shares were charged to expense when authorized. In addition, in 2007, 2006 and 2005, the Company issued a total of 4,910, 3,961 and 1,500 shares of common stock, respectively, to non-employees for services. The value of the shares issued was $250, $200 and $4 in 2007, 2006 and 2005, respectively. The stock-based compensation costs were recorded in general and administrative expenses in 2007 and 2005 and in marketing expenses in 2006 in the accompanying consolidated statements of operations.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2005	—	$—

Granted	28,010	39.28

Vested	—	—

Cancelled	—	—

Nonvested, December 31, 2005	28,010	$39.28

Granted	20,976	51.36

Vested	(9,336)	39.28

Cancelled	—	—

Nonvested, December 31, 2006	39,650	$45.67

Granted	424,119	44.96

Vested	(15,860)	43.65

Cancelled	(4,721)	60.73

Nonvested, December 31, 2007	443,188	$44.91

The Company recorded compensation of $2,515, $541 and $30 in the accompanying consolidated statement of operations for 2007, 2006 and 2005, respectively, in connection with the issuance of the restricted shares.

As of December 31, 2007, there was $17,473 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and is remeasured at each financial statement date until the award is settled or expires. During 2007, the Company reduced expense by $292 based on the remeasurement of these options and during 2006 recorded additional expense of $2,042 based on the remeasurement of these options. An increase or decrease in the Company’s stock price results in an additional expense or a reduction in expense pertaining to these unexercised options. As of December 31, 2007, $212 was included in other accrued expenses and current liabilities for stock options to acquire 8,000 shares of common stock which remained unexercised.

The fair value of liability awards at December 31, 2007 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	None

Expected volatility	100.0%

Risk-free interest rate	3.5%

Contractual life (in years)	5.4

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

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s contribution, up to a maximum Company match of 4% for 2007, 2006 and 2005 of the employee’s annual salary. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2007, 2006 and 2005 were $986, $683 and $281, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,550	$1,537	$139

Provision for estimated returns	57,163	39,575	15,676

Actual returns	(56,853)	(38,562)	(14,278)

Balance at end of year	$2,860	$2,550	$1,537

The provision for estimated returns and actual returns increased due to the higher level of new customers.

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter				Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2007:
Revenue	$238,091	$213,384	$188,103	$137,189	$776,767

Gross margin	$126,551	$117,195	$100,412	$68,735	$412,893

Income from continuing operations	$37,878	$33,556	$22,250	$11,263	$104,947

Loss on discontinued operation, net	$(11)	$(7)	$(1)	$(776)	$(795)

Net income	$37,867	$33,549	$22,249	$10,487	$104,152

Basic income per common share:
Income from continuing operations	$1.07	$0.98	$0.65	$0.33	$3.05

Net loss from discontinued operation	$—	$—	$—	$(0.02)	$(0.02)

Net income	$1.07	$0.98	$0.65	$0.31	$3.03

Diluted income per common share:
Income from continuing operations	$1.04	$0.96	$0.64	$0.33	$2.98

Net loss from discontinued operation	$—	$—	$—	$(0.02)	$(0.02)

Net income	$1.04	$0.96	$0.64	$0.31	$2.96

2006:
Revenue	$146,334	$131,523	$154,820	$133,273	$565,950

Gross margin	$72,822	$68,267	$81,339	$72,897	$295,325

Income from continuing operations	$22,651	$19,694	$23,377	$19,956	$85,678

(Loss) gain on discontinued operation	$(316)	$96	$21	$(349)	$(548)

Net income	$22,335	$19,790	$23,398	$19,607	$85,130

Basic income per common share:
Income from continuing operations	$0.63	$0.55	$0.65	$0.56	$2.39

Net loss from discontinued operation	$—	$—	$—	$(0.01)	$(0.01)

Net income	$0.63	$0.55	$0.65	$0.55	$2.38

Diluted income per common share:
Income from continuing operations	$0.60	$0.53	$0.63	$0.54	$2.30

Net loss from discontinued operation	$—	$—	$—	$(0.01)	$(0.01)

Net income	$0.60	$0.53	$0.63	$0.53	$2.29

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce).

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce.

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999.

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*3.1	Certificate of Incorporation.

3.2	By-laws.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999.

*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First

Amendment to Lease dated October 28, 1999 incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

+*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

+**10.6	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

+**10.7	2000 Equity Incentive Plan of the Company.

10.8	Agreement dated April 26, 2005 between NutriSystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.9	Employment Agreement, Stock Award Agreement and Nondisclosure and Noncompete Agreement dated November 30, 2007 between NutriSystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer incorporated by reference to the designated exhibits of the Company’s Report on Form 8-K filed on December 14, 2007.

10.10	Agreement dated June 14, 2005 between Truitt Bros., Inc. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

No.	Description

10.11	Agreement dated September 16, 2005 between NutriSystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

+10.12	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 23, 2005.

10.13	Five-Year Credit Agreement dated October 2, 2007 incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.14	Employment agreement dated September 4, 2007 between NutriSystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.15	Employment agreement dated October 26, 2007 between NutriSystem, Inc. and David Clark, the Company’s Chief Financial Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

21.1	Subsidiaries of NutriSystem Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ Michael J. Hagan
Michael J. Hagan, Chairman and Chief Executive Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ MICHAEL J. HAGAN	February 29, 2008
Michael J. Hagan
Chairman and Chief Executive Officer

BY:	/S/ DAVID D. CLARK	February 29, 2008
David D. Clark
Chief Financial Officer and Principal Accounting Officer

BY:	/S/ IAN J. BERG	February 29, 2008
Ian J. Berg
Director

BY:	/S/ ROBERT F. BERNSTOCK	February 29, 2008
Robert F. Bernstock
Director

BY:	/S/ MICHAEL F. DEVINE, III	February 29, 2008
Michael F. Devine, III
Director

BY:	/S/ MICHAEL DIPIANO	February 29, 2008
Michael DiPiano
Director

BY:	/S/ WARREN V. (PETE) MUSSER	February 29, 2008
Warren V. (Pete) Musser
Director

BY:	/S/ BRIAN P. TIERNEY	February 29, 2008
Brian P. Tierney
Director

BY:	/S/ STEPHEN T. ZARRILLI	February 29, 2008
Stephen T. Zarrilli
Director