Form 10-Q
period 2008-03-31
NUTRI SYSTEM INC /DE/
filed 2008-05-07
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008:

Common Stock, $.001 par value	30,544,998 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,968	$40,679
Marketable securities	—	1,769
Receivables	22,352	19,100
Inventories	70,285	82,491
Deferred income taxes	3,991	3,260
Other current assets	10,472	11,585
Current assets of discontinued operation	515	517

Total current assets	150,583	159,401

FIXED ASSETS, net	22,350	21,872
EQUITY INVESTMENT	12,251	13,458
OTHER ASSETS	3,931	3,823
NON-CURRENT ASSETS OF DISCONTINUED OPERATION	6	6

	$189,121	$198,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,430	$46,064
Accrued payroll and related benefits	1,955	1,907
Income taxes payable	8,727	2,482
Other accrued expenses and current liabilities	6,628	5,535
Current liabilities of discontinued operation	54	64

Total current liabilities	73,794	56,052
NON-CURRENT LIABILITIES	1,080	1,006

Total liabilities	74,874	57,058

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,792,468 at March 31, 2008 and 33,955,859 at December 31, 2007)	30	33
Additional paid-in capital	—	—
Retained earnings	114,207	141,454
Accumulated other comprehensive income	10	15

Total stockholders’ equity	114,247	141,502

	$189,121	$198,560

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUE	$216,468	$238,091

COSTS AND EXPENSES:
Cost of revenue	107,215	111,540
Marketing	67,331	51,699
General and administrative	16,737	14,268
Depreciation and amortization	1,761	939

Total costs and expenses	193,044	178,446

Operating income from continuing operations	23,424	59,645
OTHER EXPENSE	(40)	—
EQUITY LOSS	(1,207)	—
INTEREST INCOME, net	248	959

Income from continuing operations before income taxes	22,425	60,604
INCOME TAXES	8,304	22,726

Income from continuing operations	14,121	37,878
DISCONTINUED OPERATION (NOTE 9):
Loss on discontinued operation, net of income tax benefit	(24)	(11)

Net income	$14,097	$37,867

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.43	$1.07
Net loss from discontinued operation	—	—

Net income	$0.43	$1.07

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.42	$1.04
Net loss from discontinued operation	—	—

Net income	$0.42	$1.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	33,038	35,364
Diluted	33,570	36,274

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2008	33,512,671	$33	$—	$15	$141,454	$141,502

Net income	—	—	—	—	14,097	14,097
Foreign currency translation adjustment	—	—	—	(5)	—	(5)

Total comprehensive income						14,092
Share-based expense	58,337	—	2,226	—	—	2,226
Exercise of stock options	97,733	—	201	—	—	201
Purchase and retirement of common shares	(3,300,723)	(3)	(3,210)	—	(41,344)	(44,557)
Tax benefit from stock option exercises	—	—	783	—	—	783

BALANCE, March 31, 2008	30,368,018	$30	$—	$10	$114,207	$114,247

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,097	$37,867
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	24	11
Depreciation and amortization	1,761	939
Share–based expense	1,524	802
Deferred income tax benefit	(923)	(1,333)
Equity loss	1,207	—
Changes in operating assets and liabilities
Accrued interest income	19	199
Receivables	(3,264)	(6,145)
Inventories	12,139	15,221
Other assets	1,698	361
Accounts payable	7,119	(9,919)
Accrued payroll and related benefits	48	1,777
Income taxes	6,250	22,437
Other accrued expenses and liabilities	1,396	3,771

Net cash provided by operating activities of continuing operations	43,095	65,988
Net cash (used in) provided by operating activities of discontinued operations	(32)	22

Net cash provided by operating activities	43,063	66,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(47,000)
Sales of marketable securities	1,750	61,200
Capital additions	(2,253)	(3,172)

Net cash (used in) provided by investing activities	(503)	11,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	201	240
Tax benefit from stock option exercises	783	729
Borrowings under credit facility	35,000	—
Repayments of borrowings under credit facility	(35,000)	—
Repurchase and retirement of common stock	(41,209)	(76,421)

Net cash used in financing activities of continuing operations	(40,225)	(75,452)

Net cash used in financing activities of discontinued operations	—	(150)

Net cash used in financing activities	(40,225)	(75,602)

Effect of exchange rate changes on cash and cash equivalents	(46)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,289	1,436
CASH AND CASH EQUIVALENTS, beginning of period	41,190	13,738
CASH AND CASH EQUIVALENTS, end of period	43,479	15,174

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	511	269

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$42,968	$14,905

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007 and prior, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada.

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. This subsidiary has been treated as a discontinued operation. Accordingly, the operating results have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities have also been presented separately in the accompanying consolidated balance sheets (see Note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company holds an approximately 27% interest in Zero Technologies, LLC (“Zero Water”), a manufacturer of patented water filters, and has the ability to significantly influence the operations of Zero Water (see Note 3). The investment in Zero Water is accounted for using the equity method of accounting and is classified as equity investment in the accompanying consolidated balance sheets. The Company’s share of Zero Water’s loss subsequent to the purchase is included in equity loss in the accompanying consolidated statements of operations.

Interim Financial Statements

The Company’s consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2008 and December 31, 2007, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction rate securities with original maturities of greater than three months. As of March 31, 2008, the Company did not hold any corporate auction rate securities. As of December 31, 2007, all the auction rate securities held had original maturities in excess of 10 years. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities. The marketable securities may be readily sold at any time as there is a ready market for such securities. The Company does not intend to hold these marketable securities to maturity as evidenced by the sale of these investments during its normal operating cycle. Additionally, the Company intends to utilize these securities to fund operations in the ordinary course of business. Accordingly, the Company classifies these available-for-sale securities as a current asset in the consolidated balance sheets.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$22,959	$—	$22,959
Money market accounts	20,009	—	20,009

March 31, 2008	$42,968	$—	$42,968

Cash and cash equivalents

Demand deposits	$4,694	$—	$4,694
Money market accounts	35,985	—	35,985

December 31, 2007	$40,679	$—	$40,679

Marketable securities

Auction rate securities	$1,750	$19	$1,769

December 31, 2007	$1,750	$19	$1,769

At December 31, 2007, auction rate securities consisted primarily of variable interest bonds of housing agencies. These securities were sold during the quarter ended March 31, 2008.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net asset balance of capitalized software was $7,134 and $5,499 at March 31, 2008 and December 31, 2007, respectively.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of March 31, 2008 and December 31, 2007, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at exchange rates as of the financial statement dates and revenues and expenses are translated at average exchange rates prevailing during the respective periods. Translation adjustments are included as a separate component of accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets. Realized gains and losses from foreign currency transactions are recognized as other income (expense) in the accompanying consolidated statements of operations.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,660 and $1,205 for the three months ended March 31, 2008 and 2007, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate; the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2008 and 2007 was $15,800 and $16,605, respectively. The reserve for returns incurred but not received and processed was $4,244 and $2,860 at March 31, 2008 and December 31, 2007, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 16%, 12% and 11% of inventory purchases for the three months ended March 31, 2008 were from three suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the three months ended March 31, 2007, these vendors supplied 20%, 18% and 10% of total purchases, respectively.

In both the three months ended March 31, 2008 and 2007, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three months ended

March 31, 2008 and 2007, we reduced cost of revenue by $1,333 and $1,399, respectively, for these rebates. A receivable of $4,495 and $3,703 at March 31, 2008 and December 31, 2007, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. The actual rebate received from the vendor has historically closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $60,860 and $49,025 during the three months ended March 31, 2008 and 2007, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At March 31, 2008 and December 31, 2007, $628 and $15, respectively, of capitalized direct-mail advertising costs are included in other current assets and $3,485 and $4,760, respectively, of costs have been prepaid for upcoming advertisements and promotions.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” only for its financial assets and liabilities required or permitted to be stated or disclosed at fair value. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.

As of March 31, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the three months ended March 31, 2008. When invested, the Company carries its marketable securities at fair value. The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Also effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. Currently, the Company has not elected to treat any of its financial assets or liabilities under the fair value option.

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

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2008	2007
Income from continuing operations	$14,121	$37,878
Loss on discontinued operation	(24)	(11)

Net income	$14,097	$37,867

Weighted average shares outstanding:
Basic	33,038	35,364
Effect of dilutive stock options and unvested restricted stock	532	910

Diluted	33,570	36,274

Basic income per common share:
Income from continuing operations	$0.43	$1.07
Net loss from discontinued operation	—	—

Net income	$0.43	$1.07

Diluted income per common share:
Income from continuing operations	$0.42	$1.04
Net loss from discontinued operation	—	—

Net income	$0.42	$1.04

In the three months ended March 31, 2008 and 2007, common stock equivalents from stock options and unvested restricted stock representing 452,506 and 22,710 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $2,110 and $806 in the three months ended March 31, 2008 and 2007, respectively, and $49 and minimal interest payments for the three months ended March 31, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating whether the adoption of SFAS No. 161 will have an impact on the Company’s financial position and results of operations.

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

3. EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Units from Zero Water, at a purchase price of $10.60 per Series A Unit for an aggregate purchase price of $14,258, which includes acquisition costs of $259. This represents approximately a 27% equity interest in Zero Water. This investment is accounted for under the equity method of accounting and for the three months ended March 31, 2008 an estimated loss of $1,207 was recorded for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

4. CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During the first quarter, the Company drew down on the revolving credit facility in the amount of $35,000. There were no amounts outstanding as of March 31, 2008.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the first quarter, the Company paid $49 in interest payments and $74 in an unused line fee.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of March 31, 2008, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2008, the Company had $732 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at March 31, 2008 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5. CAPITAL STOCK

Common Stock

The Company issued 97,733 and 62,049 shares of common stock in the first quarter of 2008 and 2007 respectively, upon the exercise of stock options and received proceeds of $201 and $240. Additionally, the restrictions on 9,073 and 1,838 shares of common shares issued to employees lapsed in the first quarter of 2008 and 2007, respectively. Also, in the first quarter of 2008 and 2007 respectively, the Company issued 49,264 and 4,910 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $222 and $128 for the respective quarters. The fair value of the common stock issued to board members, certain consultants and spokespersons was $704. The remaining $490 will be recognized over the contractual term of the agreement as the services are provided.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the first quarter of 2008, the Company purchased and retired 3,300,723 shares of common stock for an aggregate cost of $44,557. In the first quarter of 2007, the Company purchased and retired 1,682,835 shares of common stock for an aggregate cost of $76,421. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of March 31, 2008, the Company may purchase an additional $138,298 under the existing repurchase program.

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

6. SHARE-BASED EXPENSE

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2008:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	924,084	$3.10
Granted	—	—
Exercised	(98,002)	2.09
Forfeited	(9,500)	19.42
Expired	—	—

Outstanding, March 31, 2008	816,582	$3.04	5.91	$10,146

Exercisable, March 31, 2008	725,582	$2.02	5.76	$9,581

Expected to vest at March 31, 2008	813,853	$3.00	5.89	$10,129

For the three months ended March 31, 2008 and 2007, the Company recorded pre-tax compensation charges of $193 and $533, respectively, in the accompanying consolidated statements of operations for the portion of previously granted stock option awards that vested after January 1, 2006. There were no option grants during the three months ended March 31, 2008 or 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $2,055 and $3,571, respectively.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2008:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2008	443,188	$44.91
Granted	5,203	25.32
Vested	(9,073)	52.77
Cancelled/Forfeited	(14,868)	55.49

Nonvested, March 31, 2008	424,450	$44.13

The Company recorded compensation of $1,218 and $229, in the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively, in connection with the issuance of the restricted shares.

As of March 31, 2008, there was $14,876 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements were outside the scope of SFAS No. 123R and were subject to EITF Issue No. 00-19, which requires that vested stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award was remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2008 and 2007, the Company reduced expense by $109 and $88, respectively, based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of March 31, 2008, no options to non-employee consultants were outstanding.

7. COMMITMENTS AND CONTINGENCIES

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The plaintiffs’ opposition is due July 7, 2008, and defendants’ reply is due August 6, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants’ response is due on May 13, 2008. If defendants file a motion to dismiss, plaintiffs’ opposition is due July 14, 2008, and defendants’ reply is due August 13, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas nominally on behalf of the Company against the entire current Board of Directors and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

8. INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.0% and 37.5% in the three months ended March 31, 2008 and 2007, respectively. In both periods, the estimated annual effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2007, the Company had net operating loss carryforwards of approximately $14,400 for state tax purposes.

For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2008. State net operating losses will begin to expire in 2020. The Company adopted FASB Interpretation No. 48 effective January 1, 2007 and the total amount of unrecognized tax benefits as of March 31, 2008 was $1,007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $654.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax assets.

9. DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The Company expects to sell Slim and Tone within the next 12 months. Slim and Tone had revenues of $114 and $269 and pre-tax losses of $38 and $17 for the three months ended March 31, 2008 and 2007, respectively. Income tax benefits of $14 and $6 for the three months ended March 31, 2008 and 2007, respectively, reduced the loss on discontinued operation to $24 and $11, respectively.

10. SUBSEQUENT EVENTS

On April 8, 2008, the Company announced that Joseph Redling, its President and Chief Operating Officer, will succeed Michael J. Hagan as Chief Executive Officer, effective May 1, 2008, and was elected to the Board of Directors effective April 7, 2008. Michael J. Hagan, who has led the Company as Chairman and Chief Executive Officer since 2002, will become non-executive Chairman effective May 1, 2008, and will remain an employee of the Company.

The Board of Directors also declared the Company’s first quarterly dividend of $0.175 per share, payable May 15, 2008 to shareholders of record as of May 5, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on February 29, 2008 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management and fitness products and services. Our pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, and through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007 and prior, substantially all of our revenue was generated domestically. In January 2008, we expanded operations into Canada and expect to enter the United Kingdom and Japan in the near future.

Revenue consists primarily of food sales. For the three months ended March 31, 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in all media channels. New media channels are tested on a continuous basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, Internet and public relations.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, length of stay, operating margins and reactivation revenue. In 2007 and 2008, we continued to focus on these metrics and expanded our efforts with integrated database marketing, increased market segmentation with women, men and seniors and new and deeper marketing channel exploration. We focused not only on the acquisition of customers but also on the retention and reactivation of customers. We looked to improve the online experience with the member section of our website which, we believe, should provide a more valuable, effective and interactive experience and increase the level of weight loss support that we offer with our program to our customers.

In December 2007, we launched NutriSystem Advanced, a new weight-loss and health and wellness platform that replaced NutriSystem Nourish, which was our core weight loss program since 2004. We believe this program to be easier and healthier than NutriSystem Nourish and will aid in our reactivation efforts as it gives our lapsed customers a reason to try our program again.

In the fourth quarter of 2007, we committed to a plan to sell our subsidiary, Slim and Tone, a franchisor of women’s express fitness centers. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations. Slim and Tone had revenues of $114,000 and $269,000 and pre-tax losses of $38,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively.

We are seeing a challenging environment develop in 2008, with some consumers reducing spending on discretionary type items, which we believe includes commercial weight loss products. Operating in this environment will require a flexible business model yet we believe our core product offering and brand not only remain healthy but continue to show strength. In 2008, we will continue to focus on reactivation revenue and will increase our marketing to support this growing revenue stream. We will also look to develop new programs to focus on increasing revenue per customer and extending a customer’s length of stay. A new maintenance program is in development to extend the paying relationships beyond the initial weight loss phase and we are expecting to expand into a frozen line of entrees to supplement the basic meal plan and provide more variety and choices. To address the current economic challenges, we are testing a number of new offers and value enhancements to give our customers a better reason to try our program. Additionally, we are launching new creative marketing as well as featuring new celebrity spokespersons and will continue to manage our media spend to optimize profitability and to ensure we are capitalizing on all efficiencies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2007.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates we consider critical include reserves for returns, vendor rebates, excess and obsolete inventory and income taxes. These critical accounting estimates are discussed with our audit committee quarterly.

During the three months ended March 31, 2008, we did not make any material change to our critical accounting policies.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided to customers at no charge as part of promotions.

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

Equity Loss. Equity loss consists of our share of the earnings or losses of our equity interests including any amortization expense for the difference between the cost and the underlying equity in net assets of the equity interest at the date of investment. We hold an approximate 27% interest in Zero Technologies, LLC (“Zero Water”) and have the ability to significantly influence the operations of Zero Water. The investment in Zero Water is accounted for using the equity method of accounting.

Interest Income, Net. Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective income tax rate for the year.

Overview of the Direct Channel

In the three months ended March 31, 2008 and 2007, the direct channel represented 93% and 91%, respectively, of our revenue. Revenue is primarily driven by new customer growth, returning customers and revenue per customer. Critical to acquiring new customers is our ability to increase our marketing spend while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, along with the price and availability of appropriate media. In addition to our marketing efforts, we generate new customers through referrals and publicity, such as magazine articles and mentions on television. We also advertise to our former customers. When former customers return to the program and, as the number of former customers grows, we generate an increasing amount of revenue from these returning customers. We refer to revenue derived from returning customers more than nine months removed from their initial purchase as reactivation revenue. Net sales through the direct channel were $200.6 million and $217.9 million for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily attributable to the decline in customer starts due to the weakening economy.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the three months ended March 31, 2008 and 2007, this channel represented 6% and 7% of our revenue, respectively. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $14.1 million and $17.6 million for the three months ended March 31, 2008 and 2007, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales decreased for the three months ended March 31, 2008 versus the comparable period of 2007, following a similar trend as the direct channel. Sales in January were slower than expected yet the second half of the quarter showed improvement.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
REVENUE	$216,468	$238,091	$(21,623)	(9)%

COSTS AND EXPENSES:
Cost of revenue	107,215	111,540	(4,325)	(4)%
Marketing	67,331	51,699	15,632	30%
General and administrative	16,737	14,268	2,469	17%
Depreciation and amortization	1,761	939	822	88%

Total costs and expenses	193,044	178,446	14,598	8%

Operating income from continuing operations	23,424	59,645	(36,221)	(61)%
OTHER EXPENSE	(40)	—	(40)	NA
EQUITY LOSS	(1,207)	—	(1,207)	NA
INTEREST INCOME, net	248	959	(711)	(74)%

Income from continuing operations before income taxes	22,425	60,604	(38,179)	(63)%
INCOME TAXES	8,304	22,726	(14,422)	(63)%

Income from continuing operations	14,121	37,878	(23,757)	(63)%
LOSS ON DISCONTINUED OPERATION, net	(24)	(11)	(13)	(118)%

Net income	$14,097	$37,867	$(23,770)	(63)%

% of revenue
Gross margin	50.5%	53.2%
Marketing	31.1%	21.7%
General and administrative	7.7%	6.0%
Operating income from continuing operations	10.8%	25.1%

Revenue. Revenue decreased to $216.5 million in the first quarter of 2008 from $238.1 million for the first quarter of 2007. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy, which was partially offset by the improvement in revenue per customer. The direct channel accounted for 93% of total revenue in the first quarter of 2008 compared to 6% for QVC and 1% for other channels. In the first quarter of 2007, the direct channel accounted for 91% of total revenue compared to 7% for QVC and 2% for other channels.

Costs and Expenses. Cost of revenue decreased to $107.2 million in the first quarter of 2008 from $111.5 million in the first quarter of 2007. Gross margin as a percent of revenue decreased to 50.5% in the first quarter of 2008 from 53.2% for the first quarter of 2007. The decrease in gross margin was primarily attributable to increased food and freight costs. We will continue to focus on these costs and are working in partnership with our vendors to apply cost saving measures to help mitigate these pressures.

Marketing expense increased to $67.3 million in the first quarter of 2008 from $51.7 million in the first quarter of 2007. Marketing expense as a percent of revenue increased to 31.1% in the first quarter of 2008 from 21.7% for the first quarter of 2007. We invested more marketing dollars early in the quarter to maintain our position in a competitive media environment and to support the launch of NutriSystem Advanced. Towards the latter half of the quarter, we were able to reallocate resources to our higher performing channels and media outlets and improve marketing efficiency. Substantially all marketing spending during the quarter promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($11.9 million) and the production of television advertising ($2.8 million). In total, media spending was $60.9 million in the first quarter of 2008 and $49.0 million in the first quarter of 2007.

General and administrative expenses increased to $16.7 million in the first quarter of 2008 compared to $14.3 million in the first quarter of 2007. General and administrative expense as a percent of revenue increased to 7.7% in the first quarter of 2008 from 6.0% for the first quarter of 2007. The increase in spending is due to increased professional and outside services expenses ($2.2 million) in part for maintenance and support of our ecommerce website, increased depreciation and amortization expense ($822,000) due to the increased capital expenditures in 2007 and increased telephone and internet expense ($545,000); which offset a decrease in compensation and benefits costs ($786,000).

Other Expense. Other expense represents the realized gains and losses from currency.

Equity Loss. In October 2007, we purchased an approximate 27% equity interest in Zero Water, a manufacturer of patented water filters. This investment is accounted for under the equity method of accounting and an estimated loss of $1.2 million was recorded for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest Income, Net. Interest income, net, decreased to $248,000 in the first quarter of 2008 compared to $959,000 in the first quarter of 2007. The decrease in interest income, net is due to lower cash balances and lower interest rates as excess cash was invested in bank and money market accounts during 2008.

Income Taxes. In the first quarter of 2008, we recorded income tax expense of $8.3 million, which reflects an estimated annual effective income tax rate of 37.0%. In the first quarter of 2007, we recorded income tax expense of $22.7 million, which reflected an estimated annual effective income tax rate of 37.5%. The decrease in the effective tax rate is primarily due to food donations.

Net Income. Net income decreased to $14.1 million in the first quarter of 2008 compared to $37.9 million in the first quarter of 2007. The decrease in net income is primarily due to the decrease in revenue, higher food and freight costs and less efficient advertising and marketing spending.

Contractual Obligations and Commercial Commitments

As of March 31, 2008, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, a capital lease, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the three months ended March 31, 2008, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2008, we had net working capital of $76.8 million, compared to net working capital of $103.3 million at December 31, 2007. Cash and cash equivalents at March 31, 2008 were $43.0 million, an increase of $2.3 million from the balance of $40.7 million at December 31, 2007. Additionally, we had $1.8 million invested in marketable securities at December 31, 2007. There were no marketable securities as of March 31, 2008. In the three months ended March 31, 2008, we used $41.2 million to repurchase 3.3 million shares of our common stock. Our principal sources of liquidity during this period were cash flows from operations. We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. During the three months ended March 31, 2008, we drew down $35.0 million against this facility but, as of March 31, 2008, no amounts were outstanding. We currently have no off-balance sheet financing arrangements.

In the three months ended March 31, 2008, we generated a cash flow of $43.1 million from operations, a decrease of $22.9 million from 2007. The decrease in cash flow from operations is primarily attributable to the decline in net income. Net changes in operating assets and liabilities increased cash flow from operations by $25.4 million in 2008, with changes due to the reduction in inventories ($12.1 million) and increases in accounts payable ($7.1 million) due to increased marketing spending towards the end of the quarter and income taxes ($6.3 million).

In the three months ended March 31, 2008, net cash used by investing activities was $503,000, primarily due to capital expenditures of $2.3 million, which offset the cash received from the sales of marketable securities of $1.8 million. We are continuing to invest in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs.

In the three months ended March 31, 2008, net cash used in financing activities consisted of the repurchase of 3.3 million shares of our common stock for an aggregate purchase price of $41.2 million, which was partially offset by the tax benefit from stock option exercises and cash receipts from the exercise of common stock options.

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

The Board of Directors also declared the Company’s first quarterly dividend of $0.175 per share, payable May 15, 2008 to shareholders of record as of May 5, 2008. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. This typical seasonality can be seen in our results for 2007; however, in 2006, third quarter revenue was higher than the first quarter due in part to favorable conditions in the market for certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2008 and our cash and cash equivalents at that date of $43.0 million were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have recently expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not yet hedged our operating exposure to foreign currency fluctuations.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The plaintiffs’ opposition is due July 7, 2008, and defendants’ reply is due August 6, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants’ response is due on May 13, 2008. If defendants file a motion to dismiss, plaintiffs’ opposition is due July 14, 2008, and defendants’ reply is due August 13, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas nominally on behalf of the Company against the entire current Board of Directors and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2008	—	—	—	$182,855,354
February 1 – February 29, 2008	—	—	—	$182,855,354
March 1 – March 31, 2008	3,300,723	13.50	3,300,723	$138,298,232

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

NutriSystem, Inc.

BY:	/S/ Joseph M. Redling	May 7, 2008
Joseph M. Redling
Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	May 7, 2008
David D. Clark
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
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