Form 10-Q
period 2008-06-30
NUTRI SYSTEM INC /DE/
filed 2008-08-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2008:

Common Stock, $.001 par value	29,561,454 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,980	$40,679
Marketable securities	—	1,769
Receivables	19,330	19,100
Inventories	45,481	82,491
Deferred income taxes	4,357	3,260
Other current assets	8,960	11,585
Current assets of discontinued operation	502	517

Total current assets	140,610	159,401

FIXED ASSETS, net	23,484	21,872

EQUITY INVESTMENT	11,350	13,458

OTHER ASSETS	3,167	3,823

NON-CURRENT ASSETS OF DISCONTINUED OPERATION	6	6

	$178,617	$198,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,193	$46,064
Accrued payroll and related benefits	4,075	1,907
Income taxes payable	176	2,482
Other accrued expenses and current liabilities	6,754	5,535
Current liabilities of discontinued operation	61	64

Total current liabilities	43,259	56,052

NON-CURRENT LIABILITIES	1,180	1,006

Total liabilities	44,439	57,058

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 31,403,224 at June 30, 2008 and 33,955,859 at December 31, 2007)	31	33
Additional paid-in capital	3,463	—
Retained earnings	130,689	141,454
Accumulated other comprehensive (loss) income	(5)	15

Total stockholders’ equity	134,178	141,502

	$178,617	$198,560

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$194,029	$213,384	$410,497	$451,475

COSTS AND EXPENSES:
Cost of revenue	96,318	96,189	203,533	207,729
Marketing	41,953	45,524	109,284	97,223
General and administrative	18,267	17,240	35,004	31,508
Depreciation and amortization	1,925	1,671	3,686	2,610

Total costs and expenses	158,463	160,624	351,507	339,070

Operating income from continuing operations	35,566	52,760	58,990	112,405
OTHER EXPENSE	(4)	—	(44)	—
EQUITY LOSS	(901)	—	(2,108)	—
INTEREST INCOME, net	194	930	442	1,889

Income from continuing operations before income taxes	34,855	53,690	57,280	114,294
INCOME TAXES	12,887	20,134	21,191	42,860

Income from continuing operations	21,968	33,556	36,089	71,434
DISCONTINUED OPERATION (NOTE 9):
Loss on discontinued operation, net of income tax benefit	(14)	(7)	(38)	(18)

Net income	$21,954	$33,549	$36,051	$71,416

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.72	$0.98	$1.14	$2.05
Net loss from discontinued operation	—	—	—	—

Net income	$0.72	$0.98	$1.14	$2.05

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.71	$0.96	$1.12	$2.00
Net loss from discontinued operation	—	—	—	—

Net income	$0.71	$0.96	$1.12	$2.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,503	34,293	31,771	34,825
Diluted	30,996	35,111	32,283	35,690

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2008	33,512,671	$33	$—	$15	$141,454	$141,502

Net income	—	—	—	—	36,051	36,051
Foreign currency translation adjustment	—	—	—	(20)	—	(20)

Total comprehensive income						36,031
Share-based expense	62,539	—	3,989	—	—	3,989
Exercise of stock options	306,550	1	780	—	—	781
Purchase and retirement of common shares	(3,300,723)	(3)	(3,210)	—	(41,344)	(44,557)
Tax benefit from stock option exercises	—	—	1,858	—	—	1,858
Tax benefit from dividends	—	—	46	—	—	46
Cash dividends - $0.175 per share	—	—	—	—	(5,472)	(5,472)

BALANCE, June 30, 2008	30,581,037	$31	$3,463	$(5)	$130,689	$134,178

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,051	$71,416
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	38	18
Depreciation and amortization	3,686	2,610
Share–based expense	3,536	1,898
Deferred income tax benefit	(633)	(995)
Equity loss	2,108	—
Changes in operating assets and liabilities
Accrued interest income	19	85
Receivables	(232)	7
Inventories	36,978	24,813
Other assets	3,072	731
Accounts payable	(13,826)	(14,789)
Accrued payroll and related benefits	2,169	4,637
Income taxes	(2,302)	5,482
Other accrued expenses and liabilities	1,635	1,866

Net cash provided by operating activities of continuing operations	72,299	97,779
Net cash (used in) provided by operating activities of discontinued operations	(38)	18

Net cash provided by operating activities	72,261	97,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(104,075)
Sales of marketable securities	1,750	94,550
Capital additions	(5,328)	(7,496)

Net cash used in investing activities	(3,578)	(17,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	35,000	—
Repayments of borrowings under credit facility	(35,000)	—
Exercise of stock options	781	1,212
Withholding of restricted stock for minimum tax obligations	(16)	—
Tax benefit from stock option exercises	1,858	6,775
Tax benefit from dividends	46	—
Repurchase and retirement of common stock	(44,557)	(97,756)
Payment of dividends	(5,472)	—

Net cash used in financing activities of continuing operations	(47,360)	(89,769)

Net cash used in financing activities of discontinued operations	—	(150)

Net cash used in financing activities	(47,360)	(89,919)

Effect of exchange rate changes on cash and cash equivalents	(33)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,290	(9,143)
CASH AND CASH EQUIVALENTS, beginning of period	41,190	13,785
CASH AND CASH EQUIVALENTS, end of period	62,480	4,642

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	500	309

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$61,980	$4,333

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management and fitness products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007 and prior, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada.

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

Interim Financial Statements

The Company’s consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2008 and December 31, 2007, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of corporate auction rate securities with original maturities of greater than three months. As of June 30, 2008, the Company did not hold any corporate auction rate securities. As of December 31, 2007, all the auction rate securities held had original maturities in excess of 10 years. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities. The Company does not intend to hold these marketable securities to maturity as evidenced by the sale of these investments during its normal operating cycle. Additionally, the Company intends to utilize these securities to fund operations in the ordinary course of business. Accordingly, the Company classifies these available-for-sale securities as a current asset in the consolidated balance sheets.

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$25,801	$—	$25,801
Money market accounts	36,179	—	36,179

June 30, 2008	$61,980	$—	$61,980

Cash and cash equivalents

Demand deposits	$4,694	$—	$4,694
Money market accounts	35,985	—	35,985

December 31, 2007	$40,679	$—	$40,679

Marketable securities

Auction rate securities	$1,750	$19	$1,769

December 31, 2007	$1,750	$19	$1,769

At December 31, 2007, auction rate securities consisted primarily of variable interest bonds of housing agencies. These securities were sold at par value in January 2008.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net asset balance of capitalized software was $8,287 and $5,499 at June 30, 2008 and December 31, 2007, respectively.

Valuation of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived assets, primarily fixed assets, should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. As of June 30, 2008 and December 31, 2007, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at exchange rates as of the financial statement dates and revenues and expenses are translated at average exchange rates prevailing during the respective periods. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. Realized gains and losses from foreign currency transactions are recognized as other income (expense) in the accompanying consolidated statements of operations.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,211 and $2,871 for the three and six months ended June 30, 2008, respectively, and $1,499 and $2,704 for the three and six months ended June 30, 2007, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate; the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2008 was $13,092 and $28,892, respectively, and $14,151 and $30,756 for the three and six months ended June 30, 2007. The reserve for returns incurred but not received and processed was $3,717 and $2,860 at June 30, 2008 and December 31, 2007, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 18% and 14% of inventory purchases for the six months ended June 30, 2008 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the six months ended June 30, 2007, these vendors supplied 23% and 9% of total purchases, respectively.

In both the six months ended June 30, 2008 and 2007, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2008, we reduced cost of revenue by $1,427 and $2,760, respectively, as a result of these rebates. For the comparable periods of 2007, we reduced cost of revenue by $1,423 and $2,822, respectively. A receivable of $5,351 and $3,703 at June 30, 2008 and December 31, 2007, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. The actual rebate received from the vendor has historically closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $38,185 and $99,045 during the three and six months ended June 30, 2008, respectively, and $41,328 and $90,353 during the three and six months ended June 30, 2007, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At June 30, 2008 and December 31, 2007, $254 and $15, respectively, of capitalized direct-mail advertising costs are included in other current assets and $3,279 and $4,760, respectively, of costs have been prepaid for upcoming advertisements and promotions.

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

As of June 30, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the three and six months ended June 30, 2008. When invested, the Company carries its marketable securities at fair value. The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Income from continuing operations	$21,968	$33,556	$36,089	$71,434
Loss on discontinued operation	(14)	(7)	(38)	(18)

Net income	$21,954	$33,549	$36,051	$71,416

Weighted average shares outstanding:
Basic	30,503	34,293	31,771	34,825
Effect of dilutive stock options and unvested restricted stock	493	818	512	865

Diluted	30,996	35,111	32,283	35,690

Basic income per common share:
Income from continuing operations	$0.72	$0.98	$1.14	$2.05
Net loss from discontinued operation	—	—	—	—

Net income	$0.72	$0.98	$1.14	$2.05

Diluted income per common share:
Income from continuing operations	$0.71	$0.96	$1.12	$2.00
Net loss from discontinued operation	—	—	—	—

Net income	$0.71	$0.96	$1.12	$2.00

In the three and six months ended June 30, 2008, common stock equivalents from stock options and unvested restricted stock representing 478,310 and 465,408 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive. In the three and six months ended June 30, 2007, common stock equivalents from stock options and unvested restricted stock representing 3,840 and 13,275 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted net income per share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $22,034 and $31,412 in the six months ended June 30, 2008 and 2007, respectively, and $49 and minimal interest payments for the six months ended June 30, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No.162 is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. The Company is currently evaluating whether the adoption of the FSP will have an impact on the Company’s consolidated financial position and results of operations.

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

On October 11, 2007, the Company purchased 1,320,650 Series A Units from Zero Water, at a purchase price of $10.60 per Series A Unit for an aggregate purchase price of $14,258, which includes acquisition costs of $259. This represents approximately a 27% equity interest in Zero Water. This investment is accounted for under the equity method of accounting and for the three and six months ended June 30, 2008 an estimated loss of $901 and $2,108, respectively, was recorded for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

4.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During 2008, the Company drew down on the Credit Facility in the amount of $35,000. There were no amounts outstanding as of June 30, 2008.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three and six months ended June 30, 2008, the Company expensed $0 and $49 in interest, respectively, and $76 and $150, respectively, in an unused line fee.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of June 30, 2008, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2008, the Company had $692 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at June 30, 2008 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5.	CAPITAL STOCK

Common Stock

The Company issued 305,640 and 325,484 shares of common stock in the six months ended June 30, 2008 and 2007 respectively, upon the exercise of stock options and received proceeds of $765 and $1,212. Additionally, the restrictions on 14,185 and 5,191 shares of common shares issued to employees lapsed in the six months ended June 30, 2008 and 2007, respectively. Also, in the six months ended June 30, 2008 and 2007 respectively, the Company issued 49,264 and 4,910 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $464 and $256 for the respective periods. The fair value of the common stock issued to board members, certain consultants and spokespersons was $704. The remaining $256 will be recognized over the contractual term of the agreement as the services are provided.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the six months ended June 30, 2008, the Company purchased and retired 3,300,723 shares of common stock for an aggregate cost of $44,557. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity and comprehensive income (loss) as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of June 30, 2008, the Company may purchase an additional $138,298 under the existing repurchase program. During July 2008, the Company purchased an additional 1,023,400 shares of common stock for an aggregate cost of $15,230.

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

6.	SHARE-BASED EXPENSE

The following table summarizes the options granted, exercised and cancelled during the six months ended June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	924,084	$3.10
Granted	—	—
Exercised	(306,550)	2.55
Forfeited	(9,500)	19.42
Expired	—	—

Outstanding, June 30, 2008	608,034	$3.13	5.43	$7,045

Exercisable, June 30, 2008	587,034	$2.35	5.37	$7,045

Expected to vest at June 30, 2008	607,405	$3.11	5.43	$6,700

For the three and six months ended June 30, 2008, the Company recorded pre-tax compensation charges of $126 and $319, respectively, in the accompanying consolidated statements of operations for the portion of previously granted stock option awards that vested after January 1, 2006. In the comparable period of 2007, the Company recorded pre-tax compensation charges of $530 and $1,063, respectively. There were no option grants during the six months ended June 30, 2008 or 2007. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $3,593 and $5,648, respectively, and for the three and six months ended June 30, 2007 was $15,491 and $19,062, respectively.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2008	443,188	$44.91
Granted	458,691	17.25
Vested	(14,185)	54.45
Cancelled/Forfeited	(65,507)	33.43

Nonvested, June 30, 2008	822,187	$30.22

The Company recorded compensation of $1,644 and $2,862, in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008, respectively, and $299 and $528 for the three and six months ended June 30, 2007, respectively, in connection with the issuance of the restricted shares. Included in the number of shares vested for the six months ended June 30, 2008 were 910 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations.

As of June 30, 2008, there was $19,926 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements were outside the scope of SFAS No. 123R and were subject to EITF Issue No. 00-19, which requires that vested stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and six months ended June 30, 2008, the Company reduced expense by $0 and $109, respectively, based on the remeasurement of these options. In the comparable periods of 2007, the Company recorded additional expense of $139 and $51, respectively, for these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of June 30, 2008, no options to non-employee consultants were outstanding.

7.	COMMITMENTS AND CONTINGENCIES

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The plaintiffs’ opposition was filed July 7, 2008, and defendants’ reply is due August 6, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. The plaintiffs’ opposition was filed on July 14, 2008, and defendants’ reply is due August 13, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas in the name of the Company against the entire current Board of Directors and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. NutriSystem’s opposition to the plaintiff’s motion to proceed as a collective action is due August 11, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.0% in both the three and six months ended June 30, 2008. In both the three and six months ended June 30, 2007, the Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.5%. In all periods, the estimated annual effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2007, the Company had net operating loss carryforwards of approximately $14,400 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2008. State net operating losses will begin to expire in 2020. The Company adopted FASB Interpretation No. 48 effective January 1, 2007 and the total amount of unrecognized tax benefits as of June 30, 2008 was $1,098. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $714.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax assets.

9.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The Company expects to sell Slim and Tone by December 31, 2008. Slim and Tone had revenues of $75 and $189 and pre-tax losses of $23 and $61 for the three and six months ended June 30, 2008, respectively. In the comparable periods of 2007, Slim and Tone had revenues of $172 and $441 and pre-tax losses of $12 and $29, respectively. Income tax benefits of $9 and $23 for the three and six months ended June 30, 2008, respectively, reduced the loss on discontinued operation to $14 and $38, respectively. In the comparable periods of 2007, income tax benefits of $5 and $11, respectively, reduced the loss on discontinued operation to $7 and $18, respectively.

10.	SUBSEQUENT EVENTS

On July 1, 2008, the Company acquired certain assets of Nu-Kitchen, a provider of premium, fresh prepared meals designed to promote weight management and healthy living for an initial cash outlay of $4,000, subject to certain future contingent payments to the former owners, who became employees on July 1, 2008. Additionally, the Company incurred $111 in transaction costs to date. Nu-Kitchen provides a full menu of fresh, restaurant-quality prepared meals delivered daily to customers and will expand the Company’s product offerings, menu selection and price points.

In July 2008, management approved plans to close two of the Company’s distribution centers to improve efficiency in the Company’s supply chain. The Company expects the closings to be completed during the quarter ended December 31, 2008.

On July 17, 2008, the Board of Directors declared the Company’s quarterly dividend of $0.175 per share, payable August 15, 2008 to shareholders of record as of August 5, 2008.

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

Background

We provide weight management and fitness products and services. Our pre-packaged foods are sold to weight loss program participants directly via the Internet and telephone, referred to as the direct channel, through independent commissioned representatives, the field sales channel, through independent center-based distributors, the case distributor channel, and through QVC, a television shopping network. In 2007 and prior, substantially all of our revenue was generated domestically. In January 2008, we expanded operations into Canada and expect to enter the United Kingdom and Japan.

Revenue consists primarily of food sales. For the six months ended June 30, 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue our purchases of media in all media channels. New media channels are tested on a continuous basis and we consider our media mix to be highly diverse. We market our weight management system through television, print, direct mail, Internet and public relations.

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

In the fourth quarter of 2007, we committed to a plan to sell our subsidiary, Slim and Tone, a franchisor of women’s express fitness centers. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations. Slim and Tone had revenues of $75 and $189 and pre-tax losses of $23 and $61 for the three and six months ended June 30, 2008, respectively. In the comparable periods of 2007, Slim and Tone had revenues of $172 and $441 and pre-tax losses of $12 and $29, respectively.

We are still seeing a challenging environment in 2008, with some consumers reducing spending on discretionary type items, which we believe includes commercial weight loss products. Operating in this environment will require a flexible business model. We believe our core product offering and brand not only remain healthy but continue to show strength. We will continue to focus on reactivation revenue and will adapt our marketing to support this growing revenue stream. We will also look to develop new programs to focus on increasing revenue per customer and extending a customer’s length of stay. A new maintenance program is in development to extend the paying relationships beyond the initial weight loss phase and we are expecting to expand into a frozen line of entrees to supplement the basic meal plan and provide more variety and choices. In June 2008, we completed our conversion to a new ecommerce platform. This should enable us to gain critical insights into real-time web performance, marketing effectiveness and conversion rates while also providing the infrastructure to support our customers. To address the current economic challenges, we are testing a number of new offers and value enhancements to give our customers a better reason to try our program. Additionally, we are launching new creative marketing as well as featuring new celebrity spokespersons and will continue to manage our media spend to optimize profitability and to ensure we are capitalizing on all efficiencies.

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

During the six months ended June 30, 2008, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the six months ended June 30, 2008 and 2007, the direct channel represented 93% of our revenue. Net sales through the direct channel were $181.0 million and $381.6 million for the three and six months ended June 30, 2008 compared to $202.4 million and $420.3 million for the three and six months ended June 30, 2007, respectively. The decrease is primarily attributable to the decline in customer starts due to the weakening economy. Revenue is primarily generated through customer starts and their ordering behavior including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, along with the price and availability of appropriate media.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In both the six months ended June 30, 2008 and 2007, this channel represented 6% of our revenue. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $11.5 million and $25.6 million for the three and six months ended June 30, 2008 compared to $8.6 million and $26.2 million for the three and six months ended June 30, 2007, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. Sales increased for the three months ended June 30, 2008 versus the comparable period of 2007, which we attribute to our introduction of NutriSystem Advanced in April 2008 to the QVC channel. Sales decreased for the six months ended June 30, 2008 versus the comparable period of 2007 due to the slower than expected sales in first half of the first quarter.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(in thousands)
REVENUE	$194,029	$213,384	$(19,355)	(9)%

COSTS AND EXPENSES:
Cost of revenue	96,318	96,189	129	NM
Marketing	41,953	45,524	(3,571)	(8)%
General and administrative	18,267	17,240	1,027	6%
Depreciation and amortization	1,925	1,671	254	15%

Total costs and expenses	158,463	160,624	(2,161)	(1)%

Operating income from continuing operations	35,566	52,760	(17,194)	(33)%
OTHER EXPENSE	(4)	—	(4)	NM

EQUITY LOSS	(901)	—	(901)	NM

INTEREST INCOME, net	194	930	(736)	(79)%

Income from continuing operations before income taxes	34,855	53,690	(18,835)	(35)%
INCOME TAXES	12,887	20,134	(7,247)	(36)%

Income from continuing operations	21,968	33,556	(11,588)	(35)%
LOSS ON DISCONTINUED OPERATION, net	(14)	(7)	(7)	(100)%

Net income	$21,954	$33,549	$(11,595)	(35)%

% of revenue
Gross margin	50.4%	54.9%
Marketing	21.6%	21.3%
General and administrative	9.4%	8.1%
Operating income from continuing operations	18.3%	24.7%

Revenue. Revenue decreased to $194.0 million in the second quarter of 2008 from $213.4 million for the second quarter of 2007. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy, which was partially offset by the improvement in revenue per customer. The direct channel accounted for 93% of total revenue in the second quarter of 2008 compared to 6% for QVC and 1% for other channels. In the second quarter of 2007, the direct channel accounted for 95% of total revenue compared to 4% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue increased to $96.3 million in the second quarter of 2008 from $96.2 million in the second quarter of 2007. Gross margin as a percent of revenue decreased to 50.4% in the second quarter of 2008 from 54.9% for the second quarter of 2007. The decrease in gross margin was primarily attributable to increased food and freight costs. We are continuing to experience pressure on gross margins but are focusing on these costs and are working on a full supply chain optimization effort. In addition, we will be testing various price increase options to help mitigate these pressures.

Marketing expense decreased to $42.0 million in the second quarter of 2008 from $45.5 million in the second quarter of 2007. Marketing expense as a percent of revenue increased slightly to 21.6% in the second quarter of 2008 from 21.3% for the second quarter of 2007. This percentage increased slightly from the comparable quarter of 2007 but has improved significantly from 31.1% in the first quarter of 2008 as a result of finding the right mix of media channels and offers that deliver the appropriate levels of profitability in the current economic environment. Substantially all marketing spending during the quarter promoted the direct business, and the decrease in marketing is primarily attributable to decreased spending for advertising media ($3.1 million) and the production of television advertising ($737,000) which offset higher compensation and benefits costs ($249,000). In total, media spending was $38.2 million in the second quarter of 2008 and $41.3 million in the second quarter of 2007.

General and administrative expenses increased to $18.3 million in the second quarter of 2008 compared to $17.2 million in the second quarter of 2007. General and administrative expense as a percent of revenue increased to 9.4% in the second quarter of 2008 from 8.1% for the second quarter of 2007. The increase in spending is due to increased professional and outside services expenses ($1.1 million) in part for maintenance and support of our ecommerce website and increased non-cash expense for share-based compensation ($916,000) due to the hiring and promotion of several executive officers, which offset a decrease in compensation and benefits costs ($513,000).

Other Expense. Other expense represents the realized foreign currency transaction gains and losses.

Equity Loss. In October 2007, we purchased an approximate 27% equity interest in Zero Water, a manufacturer of patented water filters. This investment is accounted for under the equity method of accounting and an estimated loss of $901,000 was recorded for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest Income, Net. Interest income, net, decreased to $194,000 in the second quarter of 2008 compared to $930,000 in the second quarter of 2007. The decrease in interest income, net, is due to lower cash and marketable securities balances and lower interest rates as excess cash was invested in bank and money market accounts during 2008 as compared to marketable securities during 2007.

Income Taxes. In the second quarter of 2008, we recorded income tax expense of $12.9 million, which reflects an estimated annual effective income tax rate of 37.0%. In the second quarter of 2007, we recorded income tax expense of $20.1 million, which reflected an estimated annual effective income tax rate of 37.5%.

Net Income. Net income decreased to $22.0 million in the second quarter of 2008 compared to $33.5 million in the second quarter of 2007. The decrease in net income is primarily due to the decrease in revenue and higher food and freight costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(in thousands)
REVENUE	$410,497	$451,475	$(40,978)	(9)%

COSTS AND EXPENSES:
Cost of revenue	203,533	207,729	(4,196)	(2)%
Marketing	109,284	97,223	12,061	12%
General and administrative	35,004	31,508	3,496	11%
Depreciation and amortization	3,686	2,610	1,076	41%

Total costs and expenses	351,507	339,070	12,437	4%

Operating income from continuing operations	58,990	112,405	(53,415)	(48)%
OTHER EXPENSE	(44)	—	(44)	NM

EQUITY LOSS	(2,108)	—	(2,108)	NM

INTEREST INCOME, net	442	1,889	(1,447)	(77)%

Income from continuing operations before income taxes	57,280	114,294	(57,014)	(50)%
INCOME TAXES	21,191	42,860	(21,669)	(51)%

Income from continuing operations	36,089	71,434	(35,345)	(49)%

LOSS ON DISCONTINUED OPERATION, net	(38)	(18)	(20)	(111)%

Net income	$36,051	$71,416	$(35,365)	(50)%

% of revenue
Gross margin	50.4%	54.0%
Marketing	26.6%	21.5%
General and administrative	8.5%	7.0%
Operating income from continuing operations	14.4%	24.9%

Revenue. Revenue decreased to $410.5 million in the six months ended June 30, 2008 from $451.5 million for the comparable period of 2007. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy, which was partially offset by the improvement in revenue per customer. The direct channel accounted for 93% of total revenue in the six months ended June 30, 2008 compared to 6% for QVC and 1% for other channels. In the six months ended June 30, 2007, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue decreased to $203.5 million in the six months ended June 30, 2008 from $207.7 million in the comparable period of 2007. Gross margin as a percent of revenue decreased to 50.4% in the six months ended June 30, 2008 from 54.0% for the comparable period of 2007. The decrease in gross margin was primarily attributable to increased food and freight costs. We are continuing to experience pressure on gross margins but are focusing on these costs and are working on a full supply chain optimization effort. In addition, we are testing various price increase options to help mitigate these pressures.

Marketing expense increased to $109.3 million in the six months ended June 30, 2008 from $97.2 million in the comparable period of 2007. Marketing expense as a percent of revenue increased to 26.6% in the six months ended June 30, 2008 from 21.5% for the comparable period of 2007. We invested more marketing dollars early in 2008 to maintain our position in a competitive media environment and to support the launch of NutriSystem Advanced. Towards the latter half of the first quarter and in the second quarter of 2008, we were able to reallocate resources to find the right mix of media channels and offers that deliver the appropriate levels of profitability. Substantially all marketing spending during the quarter promoted the direct business, and the increase in marketing is primarily attributable to increased spending for advertising media ($8.6 million); the production of television advertising ($2.0 million); and higher compensation and benefits costs ($678,000). In total, media spending was $99.0 million in the six months ended June 30, 2008 and $90.4 million in the comparable period of 2007.

General and administrative expenses increased to $35.0 million in the six months ended June 30, 2008 compared to $31.5 million in the comparable period of 2007. General and administrative expense as a percent of revenue increased to 8.5% in the six months ended June 30, 2008 from 7.0% for the comparable period of 2007. The increase in spending is due to increased professional and outside services expenses ($3.3 million) in part for maintenance and support of our ecommerce website, increased non-cash expense for share-based compensation ($1.7 million) due to the hiring and promotion of several executive officers which offset a decrease in compensation and benefits costs ($1.2 million).

Other Expense. Other expense represents the realized foreign currency transaction gains and losses.

Equity Loss. In October 2007, we purchased an approximate 27% equity interest in Zero Water, a manufacturer of patented water filters. This investment is accounted for under the equity method of accounting and an estimated loss of $2.1 million was recorded for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest Income, Net. Interest income, net, decreased to $442,000 in the six months ended June 30, 2008 compared to $1.9 million in the comparable period of 2007. The decrease in interest income, net, is due to lower cash and marketable securities balances and lower interest rates as excess cash was invested in bank and money market accounts during 2008 as compared to marketable securities during 2007.

Income Taxes. In the six months ended June 30, 2008, we recorded income tax expense of $21.2 million, which reflects an estimated annual effective income tax rate of 37.0%. In the six months ended June 30, 2007, we recorded income tax expense of $42.9 million, which reflected an estimated annual effective income tax rate of 37.5%.

Net Income. Net income decreased to $36.1 million in the six months ended June 30, 2008 compared to $71.4 million in the comparable period of 2007. The decrease in net income is primarily due to the decrease in revenue, higher food and freight costs and less efficient advertising and marketing spending.

Contractual Obligations and Commercial Commitments

As of June 30, 2008, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, a capital lease, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the six months ended June 30, 2008, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2008, we had net working capital of $97.4 million, compared to net working capital of $103.3 million at December 31, 2007. Cash and cash equivalents at June 30, 2008 were $62.0 million, an increase of $21.3 million from the balance of $40.7 million at December 31, 2007. Additionally, we had $1.8 million invested in marketable securities at December 31, 2007. We had no investments in marketable securities as of June 30, 2008. In the six months ended June 30, 2008, we used $44.6 million to repurchase 3,300,723 million shares of our common stock. Our principal sources of liquidity during this period were cash flows from operations. We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. During the six months ended June 30, 2008, we drew down $35.0 million against this facility but, as of June 30, 2008, no amounts were outstanding. We currently have no off-balance sheet financing arrangements.

In the six months ended June 30, 2008, we generated a cash flow of $72.3 million from operations, a decrease of $25.5 million from 2007. The decrease in cash flow from operations is primarily attributable to the decline in net income. Net changes in operating assets and liabilities increased cash flow from operations by $27.5 million in 2008, with changes due to the reduction in inventories ($37.0 million) and in accounts payable ($13.9 million).

In the six months ended June 30, 2008, net cash used by investing activities was $3.6 million, primarily due to capital expenditures of $5.3 million, which offset the cash received from the sales of marketable securities of $1.8 million. We are continuing to invest in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs.

In the six months ended June 30, 2008, net cash used in financing activities consisted of the repurchase of 3,300,723 million shares of our common stock for an aggregate purchase price of $44.6 million and the payment of dividends of $5.5 million, which was partially offset by the tax benefit from stock option exercises and cash receipts from the exercise of common stock options.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. In February 2007, a repurchase program of up to $200 million of our outstanding shares of common stock was authorized and, in October 2007, an additional $100 million was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated by the Board of Directors at any time without prior notice. The repurchased shares have been retired. During July 2008, we purchased an additional 1,023,400 shares of common stock for an aggregate cost of $15.2 million.

On July 1, 2008, we acquired certain assets of Nu-Kitchen, a provider of premium, fresh prepared meals designed to promote weight management and healthy living for an initial cash outlay of $4.0 million, subject to certain future contingent payments to the former owners, who became employees on July 1, 2008. Additionally, we incurred $111,000 in transaction costs to date.

The Board of Directors also declared the Company’s first quarterly dividend of $0.175 per share, which was paid on May 15, 2008 to shareholders of record as of May 5, 2008. The next quarterly dividend of $0.175 per shares is payable August 15, 2008 to shareholders of record as of August 5, 2008. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. This typical seasonality can be seen in our results for 2007 and the first half of 2008. However, in 2006, third quarter revenue was higher than the first quarter due in part to favorable conditions in the market for certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2008 and have cash and cash equivalents at that date of $62.0 million. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have recently expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not yet hedged our operating exposure to foreign currency fluctuations.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The plaintiffs’ opposition was filed July 7, 2008, and defendants’ reply is due August 6, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. The plaintiffs’ opposition was filed on July 14, 2008, and defendants’ reply is due August 13, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas in the name of the Company against the entire current Board of Directors and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. NutriSystem’s opposition to the plaintiff’s motion to proceed as a collective action is due August 11, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	—	—	—	$138,298,232
May 1 – May 31, 2008	—	—	—	$138,298,232
June 1 – June 30, 2008	—	—	—	$138,298,232

(1) In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated at any time without prior notice. During July 2008, we purchased an additional 1,023,400 shares of common stock for an aggregate cost of $15.2 million.

(2) During the period April 1, 2008 through June 30, 2008, 910 shares were surrendered by employees to the Company for payment of the minimum tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on May 13, 2008.

(1)	The stockholders elected each of the nine nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
Ian J. Berg	26,034,510	1,142,571
Robert F. Bernstock	23,938,015	3,239,066
Michael F. Devine, III	26,053,373	1,123,708
Michael A. DiPiano	25,853,509	1,323,572
Michael J. Hagan	26,016,126	1,160,955
Warren V. Musser	25,850,267	1,326,814
Joseph M. Redling	26,049,466	1,127,615
Brian P. Tierney	25,967,992	1,209,089
Stephen T. Zarrilli	26,039,560	1,137,521

There were no broker non-votes with respect to the election of directors.

(2)	The stockholders voted as follows to approve the NutriSystem, Inc. 2008 Long-Term Incentive Plan: 16,113,765 shares were voted in favor of approval, 2,125,730 shares were voted against approval, 48,701 shares abstained from voting and 8,888,885 broker non-votes.

(3)	The stockholders voted as follows to ratify the independent registered public accountants: 27,059,375 shares were voted in favor of approval, 82,212 shares were voted against approval, 35,493 shares abstained from voting and 1 broker non-vote.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Employment agreement dated July 9, 2008 between NutriSystem, Inc. and Bruce Blair, the Company’s Executive Vice President and Chief Information Officer

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY:	/S/ Joseph M. Redling	August 6, 2008
Joseph M. Redling
Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	August 6, 2008
David D. Clark
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description
10.1	Employment agreement dated July 9, 2008 between NutriSystem, Inc. and Bruce Blair, the Company’s Executive Vice President and Chief Information Officer

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code