Form 10-K
period 2008-12-31
NUTRI SYSTEM INC /DE/
filed 2009-03-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

NutriSystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Welsh Road, Building 1, Suite 100 Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was $406,037,693. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2008 (the last business day of the registrant’s most recently completed fiscal second quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 27, 2009: 30,607,039 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission for NutriSystem, Inc.’s annual meeting of stockholders to be held on May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of a weight management system based on a portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our basic Auto-Delivery program is currently priced between $300 and $330 per shipment, or about $10 to $12 per day for a full 28 days of NutriSystem food. Our food for the Core program is shelf-stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store. We also expanded our product offerings in 2008 and in early 2009 to incorporate a new fresh-frozen line of menu items and an opportunity to enter the fresh food delivery market.

Our program is based on the following cornerstones that represent who we are to our customers:

Results. We believe our program enables our customers to lose weight successfully. Our NutriSystem® Advanced® program consists of over 150 portion-controlled food items that are designed to rank low on the Glycemic Index thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates.

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

Value. Our basic Auto-Delivery program is currently priced at about $10 to $12 per day for a full 28 days of NutriSystem food. We do not charge membership fees.

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

Product Efficacy. We believe our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer surveys found that customers lost an average of 1.5 to 2.0 pounds per week and tended to stay on the program for 10 to 11 weeks (including the one free week most customers obtain with their initial order). We believe these surveys indicate overall satisfaction with our program and a potential willingness to refer our program to others.

Strong Brand Recognition. We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for more than 35 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, in our direct channel we generate revenue through the Internet and telephone. Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource more than 85% of our fulfillment operations to a third-party provider.

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their orders through the Internet or over the phone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets which rely on weight-loss centers cannot ensure. Additionally, we provide our customers with a month of food, including breakfast, lunch, dinner and dessert, each day, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. At a cost as little as $3 per meal, we believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors do.

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. According to the World Health Organization (“WHO”), in 2005 approximately 1.6 billion adults (age 15 and above) globally were overweight and at least 400 million of them were obese.

NutriSystem is currently operating in the U.S. and Canada. Gallup surveys indicate that approximately 42%, or an estimated 96 million, of the people in the U.S. were dieting during 2008. Of those people, approximately 56 million were attempting to lose weight and 40 million were attempting to maintain their weight. Approximately 8% participated in commercial weight loss programs and 56% conducted some form of self-directed diet. We believe the NutriSystem program is well positioned to attract both types of dieters.

According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal body type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be thin.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as Weight Watchers and Jenny Craig, online diet-oriented sites, self-administered products such as the over-the-counter drug Alli and programs such as the South Beach Diet and medically supervised programs.

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

Our Products and Services

For more than 35 years, the NutriSystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program and counseling. Trained counselors are available 24 hours per day, seven days per week, to answer questions and make recommendations to help each customer achieve his or her weight loss goal. Customers support, encourage and share information with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our community website and emailed to our customers bi-weekly.

In December 2007, we launched NutriSystem Advanced, our new weight-loss and health and wellness platform. NutriSystem Advanced is a complete program that includes ingredients such as soluble fibers and omega-3 fatty acids to support satiety and heart health. NutriSystem Advanced continues to build upon the Glycemic Advantage® by using “good carbs” in all of its foods. We have also worked to reduce the sodium content of the entire meal plan to an average of 1800mg per day and will continue to actively work to lower it without sacrificing flavor. With the changes made with the NutriSystem Advanced program, we are now fully compliant with the recommendations set forth by the American Heart Association approach to a healthy lifestyle. The NutriSystem Advanced program includes a personalized Results Kit that features a Mindset Makeover™ guide, an innovative approach to behavior modification which is compliant with research standards and co-authored by a national and international leader in the field of obesity research. This is an insightful and motivational behavior modification guide which walks clients through the program and can act as an interactive tool for our counselors to use in order to better facilitate communication and ultimately weight loss success for our clients. Renowned fitness experts Leslie Sansone and Vaughn Hebron have added to the heart benefits of NutriSystem Advanced by creating exercise DVDs exclusively for NutriSystem Advanced participants. The Results Kit also offers a customized meal planner, online community access information, a Quick Start Guide and more.

In July 2008, we acquired certain assets of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”), a provider of premium, fresh prepared meals designed to promote weight management and healthy living. NuKitchen provides a full menu of fresh, restaurant-quality prepared meals delivered daily to customers and will expand our product offerings, menu selection and price points. Even though this offering is currently only available in New York City, it provided us the opportunity to enter the fresh delivery market and we believe the business has the potential to target a higher-end, consumer segment.

In November 2008, we announced that we had entered into an agreement with Schwan’s Home Service, a provider of fine frozen foods, for the development and distribution of frozen foods under the NutriSystem brand. The new program, which includes frozen foods (“NutriSystem® Select™”) will enhance NutriSystem’s tradition of effective weight loss and weight management. The full national launch of NutriSystem Select took place in the first quarter of 2009. The new program will provide customers with premium fresh-frozen foods that complement NutriSystem’s prepared food weight loss programs and still adheres to NutriSystem’s nutritional guidelines. When a customer orders NutriSystem Select, two separate shipments will be delivered. The second shipment will contain the fresh-frozen foods and will be delivered right to the customer’s home by Schwan’s Home Service.

Additionally, we introduced the Flex program (“NutriSystem Flex”), which is a new 28-day program consisting of 20 days of food, our “weekends off” program, which will provide a less restrictive option to meet the needs and lifestyle of an important segment of dieting consumers. NutriSystem Flex includes a Recipe Book (My NutriSystem, My Way™) and a Dining Out Guide to help consumers make healthy choices and stay within the program guidelines on their “weekend” days. We also announced in January 2009 that we had agreed to offer our program at Costco Wholesale Corp.’s warehouse club outlets in the U.S. (“Costco”) through the use of prepaid program cards. Customers redeem the prepaid card online at our website and then the product is shipped to the customer.

Typically, our customers purchase monthly food packages of shelf-stable food containing 28 breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. In certain instances, depending on the promotional offers available, customers can receive more than the typical 28 days of food. Most customers order on an auto-delivery basis in which we send food to the customers on a monthly basis until notified by the customer to stop shipments. Our program is currently priced for as little as $3 per meal. The food is shelf-stable at room temperature, making it relatively inexpensive to ship and store. On our website, customers can order food 24 hours a day, seven days a week.

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

Our food items have accounted for 99% of our revenues for each of the years ended December 31, 2008, 2007 and 2006, respectively. No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years. In January 2008, we expanded operations into Canada. Approximately 98% of our revenues for the year ended December 31, 2008 were generated in the United States.

Marketing

Marketing is a core competency that drives sales and builds the NutriSystem brand. We have strong expertise in all facets of both offline and online marketing, and utilize 360-degree, integrated marketing to drive profitable revenue from customers in an efficient, effective way.

Offline Marketing. We believe NutriSystem is one of the leading and most-efficient offline direct response advertisers. We deploy a hybrid of proven brand-equity-building and direct response techniques to increase awareness of our brand, to encourage qualified customers to call or visit our website and to deliver profitable sales. We track response to each advertisement through unique toll-free numbers and URLs. We deploy a multi-channel campaign, including Internet, television, print, direct mail and telemarketing, to target new customers. Direct mail and telemarketing efforts complement our media advertising to reactivate lapsed customers and to upsell customers already on program.

Online Marketing. Our online marketing strategy is focused on driving high volume, cost-effective, qualified leads to the website with a focus on increasing both front- and back-end conversion through constant testing and optimization. We are continually exploring new online opportunities as the market evolves, but focus the majority of our efforts on search optimization (paid and natural), affiliate management, portal relationships, large ad networks, strategic partnerships, targeted display media and internal/external email campaigns.

Public Relations. The consumer and business media outreach programs accentuate NutriSystem as a leader and innovator in the weight loss category. Our public relations strategically complement offline and online marketing to increase top-of-mind awareness for NutriSystem, as well as to foster positive word-of-mouth, enhancing purchase consideration of our product. The NutriSystem brand, our marketing and product innovations, as well as celebrities who have lost weight on our program, are regularly featured in top-tier media outlets such as: The Today Show, USA TODAY, People Magazine, Larry King Live, Access Hollywood, E! News and Forbes.com. We typically compensate our spokespersons based on their initial weight loss on our program and maintenance of the weight loss over time.

Ecommerce

As a leading ecommerce company and brand, we constantly strive to employ the latest tools and technology in order to drive increased performance of online customer conversion, retention and reactivation. We utilize our ecommerce platform to drive a highly-customizable and personalized user experience, as well as to effectively and efficiently manage day-to-day ecommerce business operations. In addition, we combine internal resources with external agencies in the development of our website information architecture, user interface and user experience. In order to optimize the key online business drivers, we continually perform usability testing and are constantly optimizing our website using a variety of sophisticated third-party testing tools. Finally, we measure our online interaction with customers along with broader website performance via web analytics platforms and tools.

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes virtually all of them. Our weight loss program is also sold through QVC, a television home shopping network, which represented 6% of our revenue in 2008.

As of December 31, 2008, we employed approximately 90 weight loss counselors and 230 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors handle some in-bound sales calls but primarily focus on in-bound counseling calls, email and voicemails. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents and counselors are available 24 hours per day, seven days a week. Sales agents are paid primarily on commission while counselors receive an hourly wage.

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

Customer Service

As of December 31, 2008, we employed approximately 145 customer service representatives. Customer service representatives are trained to handle in-bound calls and email from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to arrival date of their order shipment, report of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are typically available from 8 a.m. to 12 midnight, Monday through Friday, and 8:30 a.m. to 5 p.m. on Saturday and Sunday. Customer service representatives are paid an hourly wage.

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

We operate an integrated network of distribution facilities of which one is company-owned and four are outsourced. In 2008, we undertook a complete review of our entire supply chain management function which enabled detailed studies on product cost improvements, vendor productivity, warehouse efficiencies and key cost center opportunities. This effort resulted in improvement in our inventory management and allowed for the reduction of our outsourced distribution facilities. In 2008, more than 85% of our fulfillment was handled by our outsourced provider. We have entered into a service agreement with our outside fulfillment provider, which provides for storage, handling and other services, pricing and minimum space commitments. The current contract expires on October 31, 2011, but may be terminated sooner by either party upon 30 days written notice. There are other outside fulfillment providers that could be utilized if needed and we are continually evaluating the need for secondary fulfillment services.

In 2008, approximately 99% of all direct customer orders were shipped within two business days of the day received. In addition, we can ship to approximately 99% of the domestic population within four business days using standard ground transportation. Direct customers are not charged for their orders until the ordered product is shipped. We do not charge customers for shipping and handling on Auto-Delivery food orders provided customers take receipt of their second order. If a customer cancels before receipt of a second order or postpones their second order for more than 30 days, the customer will be charged for shipping and the difference in pricing for an Auto-Delivery order versus a non Auto-Delivery order.

Product Development

All of our foods and supplements are currently outsourced from more than 30 manufacturers or vendors. We have entered into supply agreements with many of these food vendors. The majority of these agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. All of these contracts may be terminated by us upon written notice, generally between 30 and 180 days. We anticipate meeting all annual purchase commitments.

In 2008, approximately 19% and 15%, respectively, of inventory purchases were from two suppliers. We have supply arrangements with these two vendors that require us to make certain minimum purchases. In 2007, these vendors supplied 24% and 11% of total purchases and in 2006 these vendors supplied 32% and 12% of total purchases.

Our product development department primarily creates ideas and concepts based on customer feedback, market trends, nutrition and food technology breakthroughs and retail grocery trends. This starts at the laboratory level to determine if the product can meet our stringent demands (i.e. shelf-stable, glycemic friendly, etc.) and is then outsourced to our food manufacturers who further develop the new product based on our specifications. All new foods are created to enhance the variety of our current program or to support the efforts of creating a new program. Also, new foods are presented to us by food manufacturers to determine if they are compatible with our program. Most of our foods are created from market research and customer requests, as well as recommendations from our manufacturers. All of our new foods are evaluated for nutrition, compliance with our program, taste (by using testing panels) and cost considerations. The number of SKUs we introduce each year varies depending on whether we are introducing a new program or simply updating an existing program.

Our Customers

Based on our customer data, our typical customer is female, approximately 48 years of age and weighs 187 lbs. In January 2006, we initiated advertising programs directed toward men. As a result, men comprised approximately 32% of our new customers in 2008 compared to 31% in 2007 and 24% in 2006. We believe that, on average, our customers want to lose approximately 45 lbs. over a period of time. Based on our customer surveys, we believe our typical customers tend to stay on our program for 10 to 11 weeks (including the one free week most customers obtain with their initial order), lose 1.5 to 2.0 pounds per week and have tried other popular diet programs. We believe that these surveys indicate a willingness to refer our program to others and that our customers value the following NutriSystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

Information Systems

Our ecommerce and community websites, both of which are based primarily on third party software customized to meet our business needs, are each hosted in a top tier, co-location facility. These facilities provide redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment upon which our website relies. Our servers and our network are monitored 24 hours a day, seven days a week.

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

Intellectual Property

We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.

Employees

As of December 31, 2008, we had approximately 598 administrative, sales, counseling and customer service personnel, 82 employees dedicated to fulfillment and 44 employees in marketing. None of our employees is represented by a labor union, and we consider relations with our employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. This seasonality can be seen in our results for 2008 and 2007, however, in 2006, revenue in the third quarter was higher than revenue in the first quarter due in part to favorable conditions in the market for certain media.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through the Company’s investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2008 are as follows:

Name	Age	Position
Joseph M. Redling	50	Chairman, President and Chief Executive Officer

David D. Clark	44	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Monica L. Woo	53	Executive Vice President, e-Commerce and Chief Marketing Officer

Scott A. Falconer	49	Executive Vice President, Customer Management and Product Development

Bruce Blair	52	Executive Vice President and Chief Information Officer

Joseph M. Redling has served as our President since September 2007, as our Chief Executive officer since May 2008 and as member of our Board since April 2008. In November 2008, Mr. Redling became Chairman of our Board. Prior to becoming Chief Executive Officer, Mr. Redling had served as our Chief Operating Officer since September 2007. Before joining us, Mr. Redling held a number of executive positions at AOL, Inc., a global web services company, including Chief Marketing Officer, President of AOL Access, President of AOL Paid Services and Customer Management and Chief Executive Officer of AOL International from September 2001 through March 2007. Mr. Redling is also a director of a private company.

David D. Clark has served as our Chief Financial Officer, Treasurer and Secretary since November 2007 and in July 2008, the Board promoted Mr. Clark from the position of Senior Vice President, which he held since November 2007, to Executive Vice President. Prior to joining us, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc., a manufacturer of steel plate from November 2006 through October 2007. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings, a publicly traded provider of digital wireless communications services, from its founding in 1997 through February 2006 and held the additional position of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000.

Monica L. Woo has served as our Executive Vice President, Ecommerce and Chief Marketing Officer since November 2008. Prior to joining us, Ms. Woo held a number of positions at 1-800-FLOWERS.COM, Inc., a leading florist and gift shop, including President of the Consumer Floral Brand, Marketing and Merchandising Officer and Chief Marketing Officer from January 2004 to May 2008. Prior to that Ms. Woo was the Chief Executive Officer and Founder of MLW Associates from 2002 through 2003.

Scott A. Falconer has served as our Executive Vice President, Customer Management and Product Development since May 2008. Prior to joining us, Mr. Falconer held a number of positions at AOL, Inc., a global web services company, including Executive Vice President, AOL Mobile and Executive Vice President, Chief Operating Officer, Member Services from 2002 through 2007.

Bruce Blair has served as our Executive Vice President and Chief Information Officer since July 2008. Prior to becoming Executive Vice President, Mr. Blair had served as our Senior Vice President, Operations and Chief Information Officer since April 2005. Before joining us, Mr. Blair was the Chief Information Officer and Executive Vice President of Creditek, a finance and accounting outsourcing firm from March 2003 to March 2005. Before Creditek, Mr. Blair was the President of GovXcel, a leading application provider of software used by municipalities to automate back office functions, from January 2001 to December 2001. He also served as Chief Information Officer and Senior Vice President of Operations at Verticalnet, Inc. from March 1999 to December 2000.

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

Our marketing expenditures were $175.0 million, $178.7 million and $118.2 million in 2008, 2007 and 2006, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including general economic conditions, demographic trends, consumer confidence in the economy, changes in disposable consumer income and/or reductions in discretionary spending, may cause consumers to defer purchases of our program which could adversely affect our revenue, gross margins, and/or our overall financial condition and operating results.

We rely on third parties to provide us with adequate food supply and certain fulfillment, Internet, networking and call center services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers. We rely solely on third-party manufacturers to supply all of the food and other products we sell. In 2008, approximately 19% and 15%, respectively, of inventory purchases were from two suppliers. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the NutriSystem brand.

Freight and Fulfillment. In 2008, more than 95% of our orders are shipped by one third-party, United Parcel Service or UPS and more than 85% of our order fulfillment is handled by another third party, Ozburn-Hessey Logistics, or OHL. Should UPS or OHL be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing OHL or UPS on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

In 2008, sales of our products through our relationship with the QVC Shopping Network accounted for 6% of our revenue. For 2009, we have a one-year contractual agreement with QVC with an automatic extension unless either party decides not to extend the agreement and a minimum level of sales has not been achieved for the year. Under the QVC agreement, QVC controls when and how often our products and services are offered on-air, and we are not guaranteed any minimum level of sales or transactions. QVC has the exclusive right in the United States, its possessions and territories, the United Kingdom and Germany to promote our products using home shopping television programs other than our own infomercials during the contract term and on a non-exclusive basis for two years thereafter. If QVC elects not to renew the agreement or reduces airtime for promoting our products, our operating profits will suffer and we will be prohibited from selling our products through competitors of QVC for six months after the termination of the agreement.

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

If we pursue competitive advertising, our competitors may pursue litigation regardless of its merit and chances of success. Competitive advertising may include advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our program. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

Our business is subject to online security risks, including security breaches and identity theft.

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Currently, a significant number of our customers authorize us to bill their credit cards directly for all fees charged by us. We rely on third party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our operating results.

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

In January 2008, we expanded operations into Canada and expect to enter Japan, through a partner, by the end of 2009. This expansion may be costly as we will be required to divert management time and resources and it could require us to adapt our program to conform to local cultures. We may not be successful in expanding into particular international markets and this expansion could expose our financial results to additional risks in the countries in which we operate. Financial results could be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs and political unrest.

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

Our marketing strategy depends in part on celebrity spokespersons, as well as customer spokespersons, to promote our weight management program. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations.

If we cannot protect and enforce our trademarks and other intellectual property rights, our brand and our business will suffer.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. The actions we take to establish and protect our trademarks and other proprietary rights may prove to be inadequate to prevent imitation of our products or services or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may develop similar trademarks or other intellectual property independently or assert rights in our trademarks and other proprietary rights. If so, third parties may seek to block or limit sales of our products and services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights. If we cannot protect our trademarks and other intellectual property rights, or if our trademarks or other intellectual property rights infringe upon the rights of third parties, the value of our brand may decline, which would adversely affect our results of operations.

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

Risks Related to Our Industry

Changes in consumer preferences could negatively impact our operating results.

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

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. We continue to be subject to these consent decrees, which restrict how we advertise the successes our customers have achieved in losing weight through the program and require us to include the phrase “results not typical” in advertisements. In November 2008, the FTC published in the Federal register, a notice seeking public comments on proposed revisions to its Guides concerning the Use of Endorsements and Testimonials in Advertising. Regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as we do not have contractual indemnification rights against our other suppliers, and our other remedies against third parties and our existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased subscriptions and product sales and, as a result, lower revenues and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease three locations in Horsham, Pennsylvania. The three Horsham locations total approximately 212,400 square feet of office and warehouse space at a combined 2009 rent of $2.6 million. One lease in Horsham expires in 2009, the second in 2010 and the third in 2011. In November 2008, a fourth lease in Horsham, Pennsylvania commenced with approximately 51,390 square feet of office space which we do not yet occupy. Rent payments for this space will be approximately $487,000 in 2009. This lease expires in 2018. We have additional fulfillment capacity in Chambersburg, Pennsylvania; Sparks, Nevada; McDonough, Georgia; and Mississauga, Ontario through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the Horsham facilities, combined with the outsourced fulfillment capacity, are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The motion has been fully briefed, and oral argument was held on November 24, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. The plaintiffs’ opposition was filed on July 14, 2008, and defendants’ reply was filed on August 13, 2008. The motion has been fully briefed, and oral argument was held on November 24, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania

Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s Motion to Proceed as a Collective Action and Facilitate Notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On December 10, 2008, Plaintiffs served document requests and interrogatories upon NutriSystem to which the Company has responded. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

Market Information

The Company’s common stock has been traded on the NASDAQ Stock Market since June 22, 2005, under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ Stock Market.

	High	Low
2008 First Quarter	$30.62	$12.55
2008 Second Quarter	22.25	13.64
2008 Third Quarter	22.68	12.94
2008 Fourth Quarter	18.30	10.01

2007 First Quarter	$68.25	$40.82
2007 Second Quarter	70.00	52.07
2007 Third Quarter	74.09	46.50
2007 Fourth Quarter	50.00	20.98

Holders

As of February 27, 2009, the Company had approximately 310 record holders of its common stock.

Dividends

Prior to 2008, we had not declared or paid any dividend since inception. We paid a quarterly dividend of $0.175 per share beginning with the second quarter of 2008. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Other Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” to be filed in the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	—	—	—	$123,068,588
November 1 – November 30, 2008	303,500	$12.08	303,500	$119,401,381
December 1 – December 31, 2008	279,700	$12.98	279,700	$115,770,450

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice.
(2)	During the period October 1, 2008 through December 31, 2008, 11,176 shares were surrendered by employees to the Company for payment of the minimum tax withholding obligations.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2003, for our common stock, the Russell 2000 Index and the Dow Jones Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock traded on the NASDAQ National Market until May 24, 2001. It then traded on the OTC Bulletin Board under the ticker symbol THIN.OB., the American Stock Exchange under the ticker symbol NSI and now trades on the NASDAQ Global Select Market under the ticker symbol NTRI.

Comparison of Cumulative Total Return Among NutriSystem, Inc.,

THE DOW JONES CONSUMER SERVICES INDEX AND THE RUSSELL 2000 INDEX

		12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
☐	NutriSystem, Inc.	$100	$166	$2,094	$3,685	$1,569	$879

Δ	Dow Jones Consumer Services Index	100	119	99	85	100	52

à	Russell 2000 Index	100	118	124	146	144	95

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2008		2007		2006	2005	2004
Statement of Operations Data:
Revenue	$687,741		$776,767		$565,950	$210,161	$37,912

Costs and expenses:
Cost of revenue	338,658		363,874		270,625	108,356	21,571
Marketing	175,027		178,700		118,150	47,327	7,536
General and administrative	75,703		65,527		41,655	19,351	6,965
Depreciation and amortization	8,508		5,812		2,464	700	259

Operating income from continuing operations	89,845		162,854		133,056	34,427	1,581
Other income (expense)	(1,145)		(39)		—	—	134
Equity and impairment loss	(9,458	)(b)	(800)		—	—	—
Interest income, net	757		3,803		3,591	846	36
Income taxes	33,572		60,871		50,969	13,567	701
Discontinued operation	(174)		(795	)(a)	(548)	(691)	(31)

Net income	$46,253		$104,152		$85,130	$21,015	$1,019

Basic income per common share:
Continuing operations	$1.51		$3.05		$2.39	$0.66	$0.03
Discontinued operation	—		(0.02)		(0.01)	(0.02)	—

Basic	$1.51		$3.03		$2.38	$0.64	$0.03

Diluted income per common share:
Continuing operations	$1.49		$2.98		$2.30	$0.61	$0.03
Discontinued operation	(0.01)		(0.02)		(0.01)	(0.02)	—

Diluted	$1.48		$2.96		$2.29	$0.59	$0.03

Weighted average shares outstanding:
Basic	30,684		34,397		35,800	32,898	29,206
Diluted	31,172		35,171		37,122	35,618	31,842

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$38,309	$42,448	$80,278	$44,768	$4,125
Working capital	78,448	103,349	134,049	65,470	5,100
Total assets	159,471	198,560	197,867	107,246	17,825
Non-current liabilities	1,298	1,006	831	254	272
Stockholders’ equity	115,825	141,502	145,302	78,966	12,175

(a)	In the fourth quarter of 2007, we committed to a plan to sell our subsidiary Slim and Tone LLC (“Slim and Tone”). This subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. In 2007, we recorded a pre-tax loss on disposal of $1,256, consisting of an impairment of goodwill and intangibles of $1,156 and a pre-tax loss of $100. See the discussion contained in Note 12 of the Notes to the Consolidated Financial Statements.
(b)	We recorded an equity loss of $2,975 in 2008 for our share of Zero Technologies, LLC (“Zero Water”) loss and the amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6,483 to reduce the carrying value of the equity investment to its estimated fair value of $4,000. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

We provide weight management products and services. Our pre-packaged foods are sold to weight loss program participants directly primarily via the Internet and telephone, referred to as the direct channel and through QVC, a television shopping network. In 2007 and prior, substantially all of our revenue was generated domestically. In January 2008, we expanded operations into Canada.

Revenue consists primarily of food sales. For the year ended December 31, 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in certain media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

While 2008 proved to be very challenging from an economic perspective, we continued to focus on expanding our capabilities and strengthening our business. During 2008, we enhanced our ecommerce platform and redesigned our website, entered into the retail channel with our national launch in Costco and extended our business across borders into Canada. We initiated a concerted effort to improve lifetime customer economics, length of stay and overall customer satisfaction. In the face of weakening new customer demand, it was crucial to improve each and every customer interaction with an eye toward customer success and business profitability, and in 2008 we have seen marked improvement in the key metrics of customer satisfaction, length of stay and revenue per customer. We enhanced the customer experience with newly designed packaging, on-boarding efforts and customer service. We initiated new standards for order fulfillment and new operating procedures that delivered significant improvements in our overall order accuracy, which, we believe is a key driver of future customer satisfaction and re-order rates. In the face of increased food costs and margin pressure, we undertook a complete review of our entire supply chain management function. That comprehensive review entailed detailed studies on product cost improvements, vendor productivity, warehouse efficiencies and key cost center opportunities. The results contributed to a reduction in overall product costs, delivery costs and packaging costs. This effort also resulted in improvement in our inventory management as we proceeded to reduce the number of outside distribution centers during 2008.

We also expanded our product offerings in 2008 and in early 2009 with our introduction of NutriSystem Select, our first program to incorporate a new, fresh-frozen line of menu items. We also introduced NutriSystem Flex, our newly launched “weekends off” program, which provides a less restrictive option to meet the needs and lifestyle of an important segment of dieting consumers. In addition, we have rounded out our offering to include fresh food delivery with our acquisition of NuKitchen in 2008.

We are continuing to see a challenging economic environment in 2009. Our key focus in 2009 is to continue to leverage our direct-to-consumer model and improve our efficiency. We have already taken steps to reduce our overall operating costs, improve gross margins and limit capital spending to optimize cash generation in 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates are discussed with our audit committee quarterly.

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2008, 2007 and 2006 were $47.6 million, $57.2 million and $39.6 million, respectively. The reserve for returns incurred but not received and processed was $2.1 million and $2.9 million at December 31, 2008 and 2007, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The actual rebate received from the vendors has closely matched the estimated rebate recorded and an adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2008, 2007 and 2006, we reduced cost of revenue by $4.4 million, $5.3 million and $4.4 million, respectively, for these rebates. A receivable of $1.9 million and $3.7 million at December 31, 2008 and 2007, respectively, has been recorded in receivables in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for the potential loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $796,000 and $516,000 at December 31, 2008 and 2007, respectively.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings and expectations of future taxable income and other relevant factors.

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

Equity and Impairment Loss. Equity and impairment loss consists of our share of the earnings or losses and estimated impairment losses of our equity interests. We hold an approximate 27% fully diluted interest in Zero Water and have the ability to participate in the operations of Zero Water. The investment in Zero Water is accounted for using the equity method of accounting.

Interest Income, Net. Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the years ended 2008, 2007 and 2006, the direct channel represented 93%, 94% and 93%, respectively, of our revenue. Net sales through the direct channel were $639.0 million in 2008 compared to $727.6 million in 2007 and $526.7 million in 2006. The decrease in 2008 is primarily attributable to the decline in customer starts due to the weakening economy. Revenue is primarily generated through customer starts and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In 2008, this channel represented 6% of our revenue as compared to 5% of our revenue in 2007 and 6% in 2006. On the QVC network, we reach a large audience in a 50-minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $41.6 million in 2008, $41.1 million in 2007 and $31.3 million in 2006. QVC sales are a function of the number of shows and the sales per minute on each show.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
REVENUE	$687,741	$776,767	$(89,026)	-11%

COSTS AND EXPENSES:
Cost of revenue	338,658	363,874	(25,216)	-7%
Marketing	175,027	178,700	(3,673)	-2%
General and administrative	75,703	65,527	10,176	16%
Depreciation and amortization	8,508	5,812	2,696	46%

Total costs and expenses	597,896	613,913	(16,017)	-3%

Operating income from continuing operations	89,845	162,854	(73,009)	-45%
OTHER EXPENSE	(1,145)	(39)	(1,106)	2836%
EQUITY AND IMPAIRMENT LOSS	(9,458)	(800)	(8,658)	1082%
INTEREST INCOME, net	757	3,803	(3,046)	-80%

Income from continuing operations before income taxes	79,999	165,818	(85,819)	-52%
INCOME TAXES	33,572	60,871	(27,299)	-45%

Income from continuing operations	46,427	104,947	(58,520)	-56%
LOSS ON DISCONTINUED OPERATION, net	(174)	(795)	621	-78%

Net income	$46,253	$104,152	$(57,899)	-56%

% of revenue
Gross margin	50.8%	53.2%
Marketing	25.4%	23.0%
General and administrative	11.0%	8.4%
Operating income from continuing operations	13.1%	21.0%

Revenue. Revenue decreased to $687.7 million in 2008 from $776.8 million in 2007. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy. In 2008, direct revenue accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. In 2007, the comparable percentages were 94%, 5% and 1%, respectively.

Costs and Expenses. Cost of revenue decreased to $338.7 million in 2008, from $363.9 million in 2007. Gross margin as a percent of revenue decreased to 50.8% in 2008 from 53.2% in 2007. The decrease in gross margin was primarily attributable to increased food and freight costs. We are continuing to experience pressure on gross margins but are focusing on these costs and are working on a full supply chain optimization effort. In addition, we increased prices on October 1, 2008, to help mitigate these pressures during 2009.

Marketing expenses decreased to $175.0 million in 2008 from $178.7 million in 2007. Marketing expense as a percent of revenue increased to 25.4% in 2008 from 23.0% in 2007. Substantially all of the marketing spending promoted the direct business, and the decrease in marketing is attributable to decreased spending for advertising media ($9.1 million) and professional fees and talent ($629,000) which offset increased spending in production of television advertising ($4.9 million) and an increase in marketing compensation and benefit costs ($996,000). In total, media spending was $153.6 million in 2008 and $162.7 million in 2007. During 2008, we tested a number of different promotional offers to see what drove the best response rate in the current economy. These tests, while impacting the 2008 marketing expense, will provide valuable insight into 2009.

General and administrative expenses increased to $75.7 million in 2008 from $65.5 million in 2007 and as a percent of revenue increased to 11.0% in 2008 from 8.4% in 2007. The increase in spending is primarily attributable to higher compensation and benefits costs ($953,000) due to the hiring of new executive officers in late 2007 and 2008; increased professional, outside services and computer services ($7.6 million) in part for maintenance and support of our ecommerce website; and costs associated with certain cost savings initiatives ($1.4 million). We successfully launched our new ecommerce platform during 2008 which increased the computer services expense after the development work on this website was completed. While we will continue to incur maintenance and support for our website, we believe the additional support needed for the initial launch will decline in 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $8.5 million in 2008 from $5.8 million in 2007 due to increased capital expenditures on our website and the amortization expense associated with the NuKitchen acquisition in July 2008.

Other Expense. Other expense primarily represents the realized gains and losses from currency.

Equity and Impairment Loss. An equity loss of $3.0 million was recorded during 2008 for our share of Zero Water’s loss and for the amortization expense for the difference between the cost and the underlying equity in the net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6.5 million to reduce the carrying value of the equity investment to its estimated fair value during the fourth quarter of 2008. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable.

Interest Income, Net. Interest income, net decreased to $757,000 in 2008 from $3.8 million in 2007 primarily due to lower cash and marketable securities balances and lower interest rates. Any excess cash in 2008 was invested in treasury and money market accounts as compared to marketable securities in 2007.

Income Taxes. In 2008, we recorded income tax expense of $33.6 million, which reflects an effective tax rate of 42.0%. In 2007, we recorded $60.9 million of income tax expense for the reporting period. The effective tax rate in 2007 was 36.7%. The increase in the effective tax rate for 2008 was primarily due to a capital loss carryforward of Zero Water for which a valuation allowance was recorded as we do not have sufficient history in generating capital gains.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in thousands)
REVENUE	$776,767	$565,950	$210,817	37%

COSTS AND EXPENSES:
Cost of revenue	363,874	270,625	93,249	34%
Marketing	178,700	118,150	60,550	51%
General and administrative	65,527	41,655	23,872	57%
Depreciation and amortization	5,812	2,464	3,348	136%

Total costs and expenses	613,913	432,894	181,019	42%

Operating income from continuing operations	162,854	133,056	29,798	22%
OTHER EXPENSE	(39)	—	(39)	NA
EQUITY AND IMPAIRMENT LOSS	(800)	—	(800)	NA
INTEREST INCOME, net	3,803	3,591	212	6%

Income from continuing operations before income taxes	165,818	136,647	29,171	21%
INCOME TAXES	60,871	50,969	9,902	19%

Income from continuing operations	104,947	85,678	19,269	22%
LOSS ON DISCONTINUED OPERATION, net	(795)	(548)	(247)	45%

Net income	$104,152	$85,130	$19,022	22%

% of revenue
Gross margin	53.2%	52.2%
Marketing	23.0%	20.9%
General and administrative	8.4%	7.4%
Operating income from continuing operations	21.0%	23.5%

Revenue. Revenue increased to $776.8 million in 2007 from $566.0 million in 2006. The revenue increase resulted primarily from increased direct sales ($200.9 million) and QVC sales ($9.8 million). Revenue growth in the first half of 2007 was strong yet the second half of 2007 was impacted by competitive and economic pressures. In 2007, direct revenue accounted for 94% of total revenue compared to 5% for QVC and 1% for the other channels. In 2006, the comparable percentages were 93%, 6% and 1%, respectively.

Costs and Expenses. Cost of revenue increased to $363.9 million in 2007 from $270.6 million in 2006. Gross margin as a percent of revenue increased to 53.2% in 2007 from 52.2% in 2006. The increase in gross margin was primarily attributable to price increases, lower outbound freight costs, a lower customer return rate and lower fulfillment costs.

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

Equity Loss. In October 2007, we purchased an approximate 27% fully diluted equity interest in Zero Water. This investment is accounted for under the equity method of accounting and an estimated loss of $800,000 was recorded for our share of Zero Water’s loss subsequent to the initial investment.

Interest Income, Net. Interest income, net increased to $3.8 million in 2007 from $3.6 million in 2006 primarily due to higher cash balances maintained for the majority of the year.

Income Taxes. In 2007, we recorded income tax expense of $60.9 million, which reflects an effective tax rate of 36.7%. In 2006, we recorded $51.0 million of income tax expense for the reporting period. The effective tax rate in 2006 was 37.3%. The decrease in the effective tax rate was primarily due to lower state income taxes due to the apportionment of income to states with lower tax rates and food donations.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. We have excluded one supply agreement from the table below because the contract did not specify fixed purchase commitments. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures but at reduced levels from 2008.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Fulfillment and food purchase commitments	$225.7	$47.5	$94.2	$84.0	$—
Operating leases	10.1	3.4	3.0	1.1	2.6

	$235.8	$50.9	$97.2	$85.1	$2.6

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase commitments, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. Additionally, the Company has entered into an agreement with our outside fulfillment provider which contains minimum space requirements. The Company anticipates it will meet all annual purchase commitments.

In October 2007, the Company executed a credit agreement with a group of lenders that provides for a $200 million unsecured revolving credit facility. No amounts were outstanding under this credit facility at December 31, 2008 but the Company is subject to 0.15% per annum unused fee payable quarterly.

In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have become more volatile as a result of the recent global economic conditions. This has caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future.

At December 31, 2008, we had net working capital of $78.4 million, a decrease of $24.9 million from the $103.3 million net working capital balance at December 31, 2007. Cash and cash equivalents at December 31, 2008 were $38.3 million, a decrease of $2.4 million from the balance of $40.7 million at December 31, 2007. In addition, we had $1.8 million invested in marketable securities at December 31, 2007. We did not have any investments in marketable securities at December 31, 2008. Our principal sources of liquidity during this period were cash flow from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. During 2008, we drew down and repaid $35.0 million under this facility. As of December 31, 2008, no amounts were outstanding. We currently have no off-balance sheet financing arrangements.

In the year ended December 31, 2008, we generated a cash flow of $92.3 million from operations, a decrease of $15.6 million from 2007. The decrease in cash flow from operations is primarily attributable to lower net income offset by less of an inventory build during 2008 as compared to 2007. Net changes in operating assets and liabilities increased cash flow from operations by $20.0 million in 2008. Decreases in inventories ($31.2 million) and other assets ($3.2 million) were partially offset by a decrease in accounts payable ($14.0 million).

In the year ended December 31, 2008, net cash used in investing activities was $14.5 million, primarily due to spending on capital expenditures of $11.6 million and the acquisition of NuKitchen of $5.7 million. We are continuing to invest in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs.

In the year ended December 31, 2008, net cash used in financing activities was $80.1 million and consisted of the repurchase of 4.9 million shares of common stock for an aggregate purchase price of $67.1 million and the payment of dividends of $16.3 million partially offset by the tax benefit from equity compensation awards of $2.2 million and cash receipts of $1.0 million from the exercise of common stock options.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. Additionally, in February 2007, our Board of Directors authorized a repurchase program of up to $200 million of outstanding shares of common stock and, in October 2007, authorized the repurchase of an additional $100 million of outstanding shares of common stock. The stock repurchase programs from 2007 have an expiration date of March 31, 2009 and also may be limited or terminated by us at any time without prior notice. The repurchased shares have been retired.

On July 1, 2008, we acquired certain assets of NuKitchen, a provider of premium, fresh prepared meals designed to promote weight management and healthy living, for an initial cash outlay of $4.0 million, subject to certain future payments to the former owners, who became employees of one of our subsidiaries on July 1, 2008. The future payments to the former owners consist of a $1.5 million guaranteed payment paid for the year ended December 31, 2008 and a second $1.5 million earnout payment payable for the year ending December 31, 2009 if certain financial targets for the year ending December 31, 2009 are achieved. Additionally, we have incurred $217,000 in transaction costs. We commenced our operational transition of NuKitchen during the fourth quarter of 2008.

The Board of Directors declared quarterly dividends of $0.175 per share, which were paid on May 15, 2008, August 15, 2008 and November 17, 2008. The next quarterly dividend of $0.175 per share is payable on March 16, 2009 to shareholders of record as of March 6, 2009. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media. This seasonality can be seen in our results for 2008 and 2007, however, in 2006, third quarter revenue was higher than the first quarter due in part to favorable conditions in the market for certain media.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. The Company is currently evaluating whether the adoption of the FSP will have an impact on the Company’s consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The Company is currently evaluating whether the adoption of the FSP will have an impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at December 31, 2008 and our cash and cash equivalents at that date of $38.3 million were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have recently expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not yet hedged our operating exposure to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 38 through 60 hereto and is incorporated by reference herein.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 36.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc.:

We have audited NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NutriSystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NutriSystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2009 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 38 of this Annual Report.

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 61 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NutriSystem, Inc:

We have audited the accompanying consolidated balance sheets of NutriSystem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutriSystem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NutriSystem, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2009

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,309	$40,679
Marketable securities	—	1,769
Receivables	17,200	19,100
Inventories	50,986	82,491
Prepaid income taxes	3,714	—
Deferred income taxes	1,651	3,260
Other current assets	8,611	11,585
Current assets of discontinued operation	325	517

Total current assets	120,796	159,401
FIXED ASSETS, net	24,312	21,872
EQUITY INVESTMENT	4,000	13,458
GOODWILL	2,717	—
IDENTIFIABLE INTANGIBLE ASSETS, net	2,590	—
OTHER ASSETS	5,056	3,829

	$159,471	$198,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,448	$46,064
Accrued payroll and related benefits	2,150	1,907
Deferred revenue	4,964	—
Income taxes payable	—	2,482
Other accrued expenses and current liabilities	3,743	5,535
Current liabilities of discontinued operation	43	64

Total current liabilities	42,348	56,052
NON-CURRENT LIABILITIES	1,298	1,006

Total liabilities	43,646	57,058

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,784,920 at December 31, 2008 and 33,955,859 at December 31, 2007)	29	33
Additional paid-in capital	—	—
Retained earnings	115,771	141,454
Accumulated other comprehensive income	25	15

Total stockholders’ equity	115,825	141,502

	$159,471	$198,560

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUE	$687,741	$776,767	$565,950

COSTS AND EXPENSES:
Cost of revenue	338,658	363,874	270,625
Marketing	175,027	178,700	118,150
General and administrative	75,703	65,527	41,655
Depreciation and amortization	8,508	5,812	2,464

Total costs and expenses	597,896	613,913	432,894

Operating income from continuing operations	89,845	162,854	133,056
OTHER EXPENSE	(1,145)	(39)	—
EQUITY AND IMPAIRMENT LOSS (NOTE 7)	(9,458)	(800)	—
INTEREST INCOME, net	757	3,803	3,591

Income from continuing operations before income taxes	79,999	165,818	136,647
INCOME TAXES	33,572	60,871	50,969

Income from continuing operations	46,427	104,947	85,678

DISCONTINUED OPERATION (NOTE 12):
Loss on discontinued operation, net of income tax benefit of $102 in 2008, $461 in 2007 and $326 in 2006	(174)	(795)	(548)

Net income	$46,253	$104,152	$85,130

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$1.51	$3.05	$2.39
Net loss from discontinued operation	—	(0.02)	(0.01)

Net income	$1.51	$3.03	$2.38

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$1.49	$2.98	$2.30
Net loss from discontinued operation	(0.01)	(0.02)	(0.01)

Net income	$1.48	$2.96	$2.29

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,684	34,397	35,800
Diluted	31,172	35,171	37,122

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
BALANCE, January 1, 2006	35,432,055	$35	$79,149	$—	$(218)	$78,966
Net income	—	—	—	—	85,130	85,130
Share-based expense	19,327	—	3,465	—	—	3,465
Exercise of stock options	1,324,174	1	3,631	—	—	3,632
Purchase and retirement of common shares	(896,700)	(1)	(45,367)	—	—	(45,368)
Exercise of share-based instruments held by consultants, net of liability classification upon adoption of SFAS 123R	—	—	1,538	—	—	1,538
Tax benefit from stock option exercises	—	—	17,939	—	—	17,939

BALANCE, December 31, 2006	35,878,856	35	60,355	—	84,912	145,302
Net income	—	—	—	—	104,152	104,152
Foreign currency translation adjustment	—	—	—	15	—	15

Total comprehensive income						104,167
Share-based expense	20,770	—	4,562	—	—	4,562
Exercise of stock options	412,076	1	1,930	—	—	1,931
Tax benefit from stock option exercises	—	—	7,317	—	—	7,317
Purchase and retirement of common shares	(2,799,031)	(3)	(74,164)	—	(47,610)	(121,777)

BALANCE, December 31, 2007	33,512,671	33	—	15	141,454	141,502
Net income	—	—	—	—	46,253	46,253
Foreign currency translation adjustment	—	—	—	10	—	10

Total comprehensive income						46,263
Share-based expense	119,707	—	7,793	—	—	7,793
Exercise of stock options	659,518	1	1,021	—	—	1,022
Tax benefit from equity compensation awards	—	—	2,581	—	—	2,581
Cash dividends	—	—	—	—	(16,251)	(16,251)
Purchase and retirement of common shares	(4,907,323)	(5)	(11,395)	—	(55,685)	(67,085)

BALANCE, December 31, 2008	29,384,573	$29	$—	$25	$115,771	$115,825

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,253	$104,152	$85,130
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	174	795	548
Depreciation and amortization	8,508	5,812	2,464
(Gain) loss on disposal of fixed assets	(71)	303	17
Share–based expense	7,978	4,270	5,507
Deferred income tax expense (benefit)	493	(1,887)	3,230
Equity and impairment loss	9,458	800	—
Changes in operating assets and liabilities
Accrued interest income	19	590	(343)
Receivables	1,840	(1,886)	(9,746)
Inventories	31,237	(10,110)	(38,213)
Other assets	3,248	(3,878)	(7,342)
Accounts payable	(13,970)	779	19,637
Accrued payroll and related benefits	245	547	442
Deferred revenue	4,964	—	—
Income taxes	(6,664)	5,728	258
Other accrued expenses and liabilities	(1,231)	1,381	4,725

Net cash provided by operating activities of continuing operations	92,481	107,396	66,314
Net cash (used in) provided by operating activities of discontinued operation	(192)	513	(674)

Net cash provided by operating activities	92,289	107,909	65,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(178,800)	(119,350)
Sales of marketable securities	1,750	243,250	94,950
Cash paid for acquisition of business	(5,717)	—	—
Capital additions	(11,624)	(18,703)	(5,881)
Proceeds from the sale of fixed assets	1,120	—	—
Purchase of equity investment	—	(14,258)	—

Net cash (used in) provided by investing activities of continuing operations	(14,471)	31,489	(30,281)
Net cash provided by (used in) investing activities of discontinued operation	—	1,650	(1,679)

Net cash (used in) provided by investing activities	(14,471)	33,139	(31,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	35,000	—	—
Repayments of borrowings under credit facility	(35,000)	—	—
Exercise of stock options	1,022	1,931	3,632
Tax benefit from equity compensation awards, net	2,184	7,317	17,939
Debt issuance costs	—	(814)	—
Repurchase and retirement of common stock	(67,085)	(121,777)	(45,368)
Payment of dividends	(16,251)	—	—

Net cash used in financing activities of continuing operations	(80,130)	(113,343)	(23, 797)
Net cash used in financing activities of discontinued operation	—	(300)	—

Net cash used in financing activities	(80,130)	(113,643)	(23,797)

Effect of exchange rate changes on cash and cash equivalents	(247)	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,559)	27,405	9,883
CASH AND CASH EQUIVALENTS, beginning of year	41,190	13,785	3,902
CASH AND CASH EQUIVALENTS, end of year	38,631	41,190	13,785

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of year	322	511	316

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of year	$38,309	$40,679	$13,469

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”) provides weight management products and services. The Company’s pre-packaged foods are sold to weight loss program participants directly primarily via the Internet and telephone, referred to as the direct channel and through QVC, a television shopping network. In 2007 and prior, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada. In 2008, Canada generated $11,189 in revenue.

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. This subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities have also been presented separately in the accompanying consolidated balance sheets (see Note 12).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2008 and December 31, 2007, demand accounts and treasury and money market accounts comprised all of the Company’s cash and cash equivalents.

As of December 31, 2008, the Company did not hold any marketable securities. As of December 31, 2007, marketable securities consisted of corporate auction rate securities with original maturities in excess of 10 years. These securities were redeemed at cost during 2008. The Company’s investment policy permits investments in auction rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction. Typically interest reset dates are every 35 days for these types of securities.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,397 and $5,499 at December 31, 2008 and 2007, respectively.

Equity Investment

The Company holds an approximately 27% fully diluted interest in Zero Technologies, LLC (“Zero Water”), a manufacturer of patented water filters, and has the ability to participate in the operations of Zero Water. The investment in Zero Water is accounted for using the equity method of accounting and is classified as equity investment in the accompanying consolidated balance sheets. The Company’s investment was initially recorded at cost and subsequently adjusted by the Company’s share of Zero Water’s loss subsequent to the purchase and any additional contributions made or distributions received.

The Company periodically reviews the carrying value of its investment in Zero Water to determine if circumstances exist indicating impairment to the carrying value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. This determination requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimates could impact the determination of whether an impairment exists. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. During 2008, the Company recorded an impairment of $6,483 on the investment in Zero Water (see Note 7).

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”) in July 2008 (see Note 3). Identifiable intangible assets represent trademarks, customer lists and technology acquired in the transaction. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired of NuKitchen. The Company does not amortize goodwill due to its indefinite life, but management reviews this at least annually for impairment. The other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives (see Note 6).

Valuation of Long-Lived and Intangible Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived and intangible assets are properly valued. These assets consist of fixed assets and purchased identifiable intangibles. The Company uses methodologies including evaluations based on the discounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2008 and 2007, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at exchange rates as of the financial statement date and revenues and expenses are translated at average exchange rates prevailing during the respective periods. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as other expense in the accompanying consolidated statements of operations and totaled $1,155 of expense in 2008 and $39 of expense in 2007.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

During 2008, the Company began to sell prepaid program cards to a national wholesaler. Revenue from these cards is recognized when the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer. Deferred revenue consists primarily of the sale of these prepaid program cards to the wholesaler.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $5,019, $5,060 and $2,564 in 2008, 2007 and 2006, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2008, approximately 19% and 15%, respectively, of inventory purchases were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases. In 2007, these vendors supplied 24% and 11% of total purchases and in 2006, these vendors supplied 32% and 12% of total purchases (see Note 9).

In 2008, 2007 and 2006, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $1,870 and $3,703 at December 31, 2008 and 2007, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $153,610, $162,691 and $111,290 in 2008, 2007 and 2006, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2008 and 2007, $0 and $15, respectively, of capitalized direct-mail advertising costs are included in other current assets and $2,066 and $4,760, respectively, of costs have been prepaid for upcoming advertisements and promotions.

Accounting for Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense.

Fair Value of Financial Instruments

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

As of December 31, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings or accumulated other comprehensive income related to changes in fair value for year ended December 31, 2008. When invested, the Company carries its marketable securities at fair value. The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

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

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Income from continuing operations	$46,427	$104,947	$85,678
Loss on discontinued operation	(174)	(795)	(548)

Net income	$46,253	$104,152	$85,130

Weighted average shares outstanding:
Basic	30,684	34,397	35,800
Effect of dilutive stock options and unvested restricted stock	488	774	1,322

Diluted	31,172	35,171	37,122

Basic income per common share:
Income from continuing operations	$1.51	$3.05	$2.39
Net loss from discontinued operation	—	(0.02)	(0.01)

Net income	$1.51	$3.03	$2.38

Diluted income per common share:
Income from continuing operations	$1.49	$2.98	$2.30
Net loss from discontinued operation	(0.01)	(0.02)	(0.01)

Net income	$1.48	$2.96	$2.29

In 2008, 2007 and 2006, common stock equivalents from stock options and unvested restricted stock representing 604,545, 89,794 and 63,829 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of the Company’s common stock on the date of grant.

The fair value of share-based awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options or granting of restricted stock.

Cash Flow Information

The Company made payments for income taxes of $36,784, $48,742 and $32,000 in 2008, 2007, and 2006, respectively. Interest payments in 2008, 2007 and 2006 were not material. During 2008, the Company identified and corrected immaterial adjustments in its consolidated statements of cash flows for the years ended December 31, 2007 and 2006 which reduced operating cash flows from discontinued operations by $316 and $1,200 respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for the Company beginning on January 1, 2009, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. The Company is currently evaluating whether the adoption of the FSP will have an impact on the Company’s consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The Company is currently evaluating whether the adoption of the FSP will have an impact on the Company’s consolidated financial position and results of operations.

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

On July 1, 2008, the Company acquired certain assets of NuKitchen, a provider of premium, fresh prepared meals designed to promote weight management and healthy living for an initial cash outlay of $4,000, subject to $3,000 future payments to the former owners, who became employees of a subsidiary of the Company on July 1, 2008. The future payments to the former owners consist of a $1,500 guaranteed payment paid for the year ended December 31, 2008 and a second $1,500 earnout payment payable for the year ending December 31, 2009 if certain financial targets for the year ending December 31, 2009 are achieved. Additionally, the Company incurred $217 in transaction costs. NuKitchen provides a full menu of fresh, restaurant-quality prepared meals delivered daily to customers and will expand the Company’s product offerings, menu selection and price points. The acquisition was accounted for under the purchase method of accounting and the operating results of the acquired business have been included in the consolidated statements of operations and cash flows from the acquisition date through December 31, 2008. Revenue of NuKitchen was $1,560 for the period from the date of acquisition (July 1, 2008) through December 31, 2008.

The total purchase price of $5,717 has been allocated to identifiable intangible assets ($3,000) and goodwill ($2,717). Pro forma statement of operations data is not included for NuKitchen as the operations are not material in relation to the consolidated financial statements.

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following summarizes cash, cash equivalents and marketable securities:

	Cost	Accrued Interest	Fair Value
Cash and cash equivalents

Demand deposits	$14,828	$—	$14,828
Money market accounts	23,481	—	23,481

December 31, 2008	$38,309	$—	$38,309

Cash and cash equivalents

Demand deposits	$4,694	$—	$4,694
Money market accounts	35,985	—	35,985

December 31, 2007	$40,679	$—	$40,679

Marketable securities

Auction-rate securities	$1,750	$19	$1,769

December 31, 2007	$1,750	$19	$1,769

As of December 31, 2007, auction rate securities consisted primarily of variable interest bonds of housing agencies. These securities were sold at par value in January 2008.

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2008	2007
Furniture and fixtures	$3,591	$3,192
Computer hardware and software	27,158	17,559
Equipment	5,678	6,064
Leasehold improvements	4,229	4,089

	40,656	30,904
Accumulated depreciation	(16,344)	(9,032)

	$24,312	$21,872

Depreciation and amortization expense was $8,098, $5,812 and $2,464 in 2008, 2007 and 2006, respectively.

6.	IDENTIFIABLE INTANGIBLE ASSETS

The Company recorded the following identifiable intangible assets in connection with the acquisition of NuKitchen.

	Weighted Average Period	December 31, 2008
		Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists	1.0 year	$500	$250	$250
Trademark	10.0 years	1,800	90	1,710
Technology	5.0 years	700	70	630

Total		$3,000	$410	$2,590

The identifiable intangible assets are amortized over the above noted periods on a straight-line basis. Amortization expense for 2008 (for the period from the acquisition date through December 31, 2008) was $410. Estimated amortization expense for identifiable intangible assets for the next five years is as follows:

2009	$570
2010	320
2011	320
2012	320
2013	250

7.	EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Preferred Units from Zero Water, at a purchase price of $10.60 per Series A unit for an aggregate purchase price of $14,258, which includes acquisition costs of $259. This represents approximately a 27% fully diluted equity interest in Zero Water. This investment is accounted for under the equity method of accounting. An equity loss of $2,975 and $800 was recorded in 2008 and 2007 (subsequent to the initial investment), respectively, for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

During the fourth quarter of 2008, the Company recorded an impairment charge of $6,483 to reduce the carrying value of the equity investment to its estimated fair value of $4,000. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable. The charge was recorded as equity and impairment loss in the accompanying consolidated statements of operations.

8.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During 2008, the Company drew down and repaid on the Credit Facility in the amount of $35,000. There were no amounts outstanding as of December 31, 2008.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During 2008, the Company expensed $49 in interest and $303 in an unused line fee.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of December 31, 2008, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2008, the Company had $610 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at December 31, 2008 was $200,000. The Credit Facility matures on October 2, 2012, at which time any outstanding amounts must be repaid.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of one to 10 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2008:

2009	$3,416
2010	2,045
2011	908
2012	533
2013	528
Thereafter	2,624

$10,054

Total rent expense for 2008, 2007 and 2006 was $2,732, $2,334 and $1,301, respectively.

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming NutriSystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. The motion has been fully briefed, and oral argument was held on November 24, 2008. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of NutriSystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. The plaintiffs’ opposition was filed on July 14, 2008, and defendants’ reply was filed on August 13, 2008. The motion has been fully briefed, and oral argument was held on November 24, 2008. A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action is nominally brought on behalf of the Company and names a majority of the current Board of Directors as defendants. This action has been stayed. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s Motion to Proceed as a Collective Action and Facilitate Notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On December 10, 2008, Plaintiffs served document requests and interrogatories upon NutriSystem to which the Company has responded. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

10.	STOCKHOLDERS’ EQUITY

Common Stock

In 2006, the Company issued 1,324,174 shares of common stock upon the exercise of common stock options and received proceeds of $3,632 and 8,523 shares of restricted stock vested. Also, in 2006, the Company issued 10,804 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $537.

In 2007, the Company issued 412,076 shares of common stock upon the exercise of common stock options and received proceeds of $1,931 and 15,860 shares of restricted stock vested. Also, in 2007, the Company issued 4,910 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $283.

In 2008, the Company issued 659,518 shares of common stock upon the exercise of common stock options and received proceeds of $1,022 and 94,865 shares of restricted stock vested. Included in the number of shares vested for 2008 were 24,422 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2008, the Company issued 49,264 shares of common stock as compensation to board members, certain consultants and spokespersons per their contracts. Costs recognized for these stock grants were $735. During the quarters ended June 30, September 30 and December 31, 2008, the Company paid a dividend of $0.175 per share to all shareholders of record.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 have an expiration date of March 31, 2009, and also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In 2008, the Company purchased and retired 4,907,323 shares of common stock for an aggregate cost of $67,085. In 2007, the Company purchased and retired 2,799,031 shares of common stock for an aggregate cost of $121,777. In 2006, the Company purchased and retired 896,700 shares of common stock for an aggregate cost of $45,368. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of December 31, 2008, the Company was authorized to purchase an additional $115,770 under the existing repurchase programs. During January 2009, the Company purchased an additional 132,200 shares of common stock for an aggregate cost of $1,939.

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

11.	INCOME TAXES

The provision for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$30,946	$56,815	$42,174
State	2,489	5,838	5,565
Foreign	(356)	105	—

	33,079	62,758	47,739

Deferred:
Federal	(3,230)	(1,976)	2,835
State	(26)	89	520
Valuation allowance	3,749	—	(125)

	493	(1,887)	3,230

	$33,572	$60,871	$50,969

The income tax benefit attributable to discontinued operation consists of the following:

	Year Ended December 31,
	2008	2007	2006
Discontinued operation	$(102)	$(461)	$(326)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and foreign income taxes, net of federal benefit	2.2	2.2	3.0
Tax exempt income	(0.2)	(0.6)	(0.7)
Other	0.3	0.1	0.1
Valuation allowance	4.7	—	(0.1)

	42.0%	36.7%	37.3%

The Company recognized a tax benefit of $2,581, $7,317 and $17,939 in 2008, 2007 and 2006, respectively, from the exercise of certain stock options and restricted stock and recorded these amounts as increases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax asset:
Reserves and accruals	$1,255	$1,660
Zero Water capital loss carryforward	3,749	—
Goodwill	890	902
Net operating loss carryforward	784	936
Property and equipment	1,131	484
Other	1,880	2,057

	9,689	6,039
Valuation allowance	(3,749)	—

Net deferred tax asset	5,940	6,039
Deferred tax liability	—	—

	$5,940	$6,039

The net deferred tax asset of $5,940 is comprised of $1,651 included in current assets and $4,289 included in other assets in the accompanying consolidated balance sheet at December 31, 2008. At December 31, 2008 and 2007, the Company had net operating loss carryforwards of approximately $12,065 and $14,400, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2020.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize its deferred tax assets, net of valuation allowance. In 2008, the Company recorded a valuation allowance of $3,749 related to the capital loss carryforward of Zero Water as the Company does not have sufficient history in generating capital gains.

As a result of the adoption of FIN 48, the Company did not recognize any change in the liability for unrecognized tax benefits. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense. During 2008 and 2007, the Company recognized $61 and $44, respectively, in interest and penalties. The total amount of gross unrecognized tax benefits as of December 31, 2008 and 2007 was $1,193 and $929, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $775 and $604, respectively. The Company’s federal income tax returns for 2005 through 2008 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2008. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2008	2007
	(in thousands, except per share amounts)
Balance at beginning of year	$929	$624
Increase related to current year tax positions	287	313
Decrease due to lapse of statute of limitations	(23)	(8)

Balance at end of year	$1,193	$929

12.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. Slim and Tone had revenues of $277, $723 and $2,259 and pre-tax losses of $276, $100 and $874 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, in 2007, an impairment of $1,156 pre-tax was included in the loss from discontinued operations.

13.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan authorize up to 1,000,000, 5,600,000 and 2,700,000 shares of common stock, respectively, for issuance. At December 31, 2008, options to purchase 1,938,158 shares were available for grant under these plans.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the awards issued under the Equity Incentive Plans expire 10 years from the grant date. The Board also determines the vesting provisions and the exercise price per share, which is the fair market value at date of grant. Awards issued to employees generally vest over terms ranging from three to five years.

The following table summarizes the options granted, exercised and cancelled in 2006, 2007 and 2008:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,732,837	$3.55
Exercised	(1,324,174)	2.74
Forfeited	(43,335)	15.25

Outstanding, December 31, 2006	1,365,328	3.97
Exercised	(412,076)	4.69
Forfeited	(29,168)	21.23

Outstanding, December 31, 2007	924,084	3.10
Exercised	(659,518)	1.55
Forfeited	(11,500)	23.38

Outstanding, December 31, 2008	253,066	$6.24	5.53	$2,395

Exercisable at December 31, 2008	253,066	$6.24	5.53	$2,395

Expected to vest at December 31, 2008	253,066	$6.24	5.53	$2,395

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

In 2008, 2007 and 2006, the Company recorded pre-tax compensation charges of $402, $1,764 and $2,387, respectively, in the accompanying consolidated statements of operations for the portion of previously granted stock option awards that vested after January 1, 2006. There were no option grants in 2008, 2007 or 2006. The total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $10,072, $21,822 and $69,088, respectively.

In 2008 and 2006, the Company authorized the issuance of 31,794 and 2,370 shares of common stock as compensation to the Board of Directors resulting in compensation expense of $455 and $150, respectively. These shares were charged to expense when authorized. In addition, in 2008, 2007 and 2006, the Company issued a total of 17,470, 4,910 and 3,961 shares of common stock, respectively, to non-employees for services. The value of the shares issued was $250, $250 and $200 in 2008, 2007 and 2006, respectively. The stock-based compensation costs were recorded in general and administrative expenses in 2008 and 2007 and in marketing expenses in 2006 in the accompanying consolidated statements of operations.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2006	28,010	$39.28
Granted	20,976	51.36
Vested	(9,336)	39.28
Cancelled	—	—

Nonvested, December 31, 2006	39,650	45.67
Granted	424,119	44.96
Vested	(15,860)	43.65
Cancelled	(4,721)	60.73

Nonvested, December 31, 2007	443,188	44.91
Granted	1,131,105	17.36
Vested	(94,865)	44.25
Cancelled	(79,081)	36.22

Nonvested, December 31, 2008	1,400,347	$23.19

The Company recorded compensation of $6,950, $2,515 and $541 in the accompanying consolidated statements of operations for 2008, 2007 and 2006, respectively, in connection with the issuance of the restricted shares. As of December 31, 2008, there was $25,606 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of

SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants be accounted for as liability awards. The fair value of these awards was estimated using the Black-Scholes option pricing model and is remeasured at each financial statement date until the award is settled or expires. During 2008 and 2007, the Company reduced expense by $109 and $292, respectively, based on the remeasurement of these options and during 2006 recorded additional expense of $2,042 based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of December 31, 2008, no options to non-employee consultants were outstanding.

14.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matches 100% of an employee’s first 3% contribution and 50% of an employee’s next 2% contribution for 2008, 2007 and 2006 of the employee’s annual salary. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2008, 2007 and 2006 were $1,082, $986 and $683, respectively.

15.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,860	$2,550	$1,537
Provision for estimated returns	47,578	57,163	39,575
Actual returns	(48,364)	(56,853)	(38,562)

Balance at end of year	$2,074	$2,860	$2,550

16.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
2008:
Revenue	$216,468	$194,029	$162,681	$114,563	$687,741
Gross margin	$109,253	$97,711	$83,158	$58,961	$349,083
Income (loss) from continuing operations	$14,121	$21,968	$13,695	$(3,357)	$46,427
(Loss) income on discontinued operation, net	$(24)	$(14)	$(164)	$28	$(174)
Net income (loss)	$14,097	$21,954	$13,531	$(3,329)	$46,253
Basic income per common share:
Income (loss) from continuing operations	$0.43	$0.72	$0.46	$(0.11)	$1.51
Net loss from discontinued operation	$—	$—	$—	$—	$—

Net income (loss)	$0.43	$0.72	$0.46	$(0.11)	$1.51

Diluted income per common share:
Income (loss) from continuing operations	$0.42	$0.71	$0.45	$(0.11)	$1.49
Net loss from discontinued operation	$—	$—	$—	$—	$(0.01)

Net income (loss)	$0.42	$0.71	$0.45	$(0.11)	$1.48

2007:
Revenue	$238,091	$213,384	$188,103	$137,189	$776,767
Gross margin	$126,551	$117,195	$100,412	$68,735	$412,893
Income from continuing operations	$37,878	$33,556	$22,250	$11,263	$104,947
Loss on discontinued operation, net	$(11)	$(7)	$(1)	$(776)	$(795)
Net income	$37,867	$33,549	$22,249	$10,487	$104,152
Basic income per common share:
Income from continuing operations	$1.07	$0.98	$0.65	$0.33	$3.05
Net loss from discontinued operation	$—	$—	$—	$(0.02)	$(0.02)

Net income	$1.07	$0.98	$0.65	$0.31	$3.03

Diluted income per common share:
Income from continuing operations	$1.04	$0.96	$0.64	$0.33	$2.98
Net loss from discontinued operation	$—	$—	$—	$(0.02)	$(0.02)

Net income	$1.04	$0.96	$0.64	$0.31	$2.96

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and NutriSystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce).

*2.4	Assignments of NutriSystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce.

*2.5	Operating Agreement of NutriSystem Direct, L.L.C. dated September 30, 1999.

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*3.1	Certificate of Incorporation.

3.2	By-laws incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on February 29, 2008.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999.

*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

+*10.5	1999 Equity Incentive Plan of nutrisystem.com inc.

+10.6	NutriSystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form S-8 filed on May 13, 2008.

+**10.7	2000 Equity Incentive Plan of the Company.

+**10.8	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.9	Agreement dated April 26, 2005 between NutriSystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.10	Employment Agreement, Stock Award Agreement and Nondisclosure and Noncompete Agreement dated November 30, 2007 between NutriSystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer incorporated by reference to the designated exhibits of the Company’s Report on Form 8-K filed on December 14, 2007.

No.	Description

10.11	Agreement dated June 14, 2005 between Truitt Bros., Inc. and NutriSystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

10.12	Agreement dated September 16, 2005 between NutriSystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

+10.13	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.14	Five-Year Credit Agreement dated October 2, 2007, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.15	Employment Agreement dated September 4, 2007, between NutriSystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.16	Amendment to Employment Agreement dated April 7, 2008, between NutriSystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 11, 2008.

+10.17	Second Amendment to Employment Agreement dated December 29, 2008, between NutriSystem, Inc. and Joseph Redling regarding 409A matters.

+10.18	Amended and Restated Employment Agreement dated October 22, 2008, between NutriSystem, Inc. and David Clark, the Company’s Executive Vice President and Chief Financial Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.19	Employment Agreement dated November 30, 2007, between NutriSystem, Inc. and Thomas F. Connerty, the Company’s Executive Vice President, Program Development and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 14, 2007.

+10.20	Amendment to the Employment agreement dated May 14, 2008, between NutriSystem, Inc. and Thomas F. Connerty, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.21	Second Amendment to the Employment agreement dated December 30, 2008, between NutriSystem, Inc. and Thomas F. Connerty regarding 409A matters.

+10.22	Employment Agreement dated May 14, 2008, between NutriSystem, Inc. and Scott A. Falconer, the Company’s Executive Vice President of Customer Management and Product Development incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.23	Amendment to the Employment Agreement dated December 30, 2008, between NutriSystem, Inc. and Scott A. Falconer regarding 409A matters.

+10.24	Employment Agreement dated July 9, 2008, between NutriSystem, Inc. and Bruce Blair, the Company’s Executive Vice President and Chief Information Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2008.

+10.25	Amendment to the Employment Agreement dated December 30, 2008, between NutriSystem, Inc. and Bruce Blair regarding 409A matters.

+10.26	Employment Agreement dated October 20, 2008, between NutriSystem, Inc. and Monica Woo, the Company’s Executive Vice President eCommerce and Chief Marketing Officer incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

No.	Description

21.1	Subsidiaries of NutriSystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

By:	/s/ Joseph M. Redling
Joseph M. Redling, Chairman and
Chief Executive Officer

Dated: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ JOSEPH M. REDLING	March 6, 2009
Joseph M. Redling Chairman and Chief Executive Officer and Director

BY:	/s/ DAVID D. CLARK	March 6, 2009
David D. Clark Chief Financial Officer and Principal Accounting Officer

BY:	/s/ IAN J. BERG	March 6, 2009
Ian J. Berg Director

BY:	/s/ ROBERT F. BERNSTOCK	March 6, 2009
Robert F. Bernstock Director

BY:	/s/ MICHAEL F. DEVINE, III	March 6, 2009
Michael F. Devine, III Director

BY:	/s/ THEODORE J. LEONSIS	March 6, 2009
Theodore J. Leonsis Director

BY:	/s/ WARREN V. (PETE) MUSSER	March 6, 2009
Warren V. (Pete) Musser Director

BY:	/s/ BRIAN P. TIERNEY	March 6, 2009
Brian P. Tierney Director

BY:	/s/ STEPHEN T. ZARRILLI	March 6, 2009
Stephen T. Zarrilli Director