Form 10-Q
period 2009-03-31
NUTRI SYSTEM INC /DE/
filed 2009-05-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009:

Common Stock, $.001 par value	30,708,658 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$73,718	$38,309
Receivables	15,739	17,200
Inventories	35,262	50,986
Prepaid income taxes	—	3,714
Deferred income taxes	1,957	1,651
Other current assets	8,383	8,611
Current assets of discontinued operation	306	325

Total current assets	135,365	120,796

FIXED ASSETS, net	24,186	24,312

EQUITY INVESTMENT	3,610	4,000

GOODWILL	2,717	2,717

IDENTIFIABLE INTANGIBLE ASSETS, net	2,385	2,590

OTHER ASSETS	5,389	5,056

	$173,652	$159,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,040	$31,448
Accrued payroll and related benefits	1,316	2,150
Deferred revenue	4,203	4,964
Income taxes payable	2,090	—
Other accrued expenses and current liabilities	4,975	3,743
Current liabilities of discontinued operation	28	43

Total current liabilities	53,652	42,348

NON-CURRENT LIABILITIES	1,379	1,298

Total liabilities	55,031	43,646

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,560,609 at March 31, 2009 and 30,784,920 at December 31, 2008)	29	29
Additional paid-in capital	—	—
Retained earnings	118,645	115,771
Accumulated other comprehensive (loss) income	(53)	25

Total stockholders’ equity	118,621	115,825

	$173,652	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUE	$162,690	$216,468

COSTS AND EXPENSES:
Cost of revenue	76,274	103,352
Marketing	47,198	67,331
General and administrative	21,846	20,526
Depreciation and amortization	2,664	1,761

Total costs and expenses	147,982	192,970

Operating income from continuing operations	14,708	23,498

OTHER EXPENSE	(91)	(40)

EQUITY LOSS	(390)	(1,207)

INTEREST (EXPENSE) INCOME, net	(48)	174

Income from continuing operations before income taxes	14,179	22,425

INCOME TAXES	5,332	8,304

Income from continuing operations	8,847	14,121

DISCONTINUED OPERATION (NOTE 9):

Loss on discontinued operation, net of income tax benefit	(5)	(24)

Net income	$8,842	$14,097

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.29	$0.42

Net loss from discontinued operation	—	—

Net income	$0.29	$0.42

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.29	$0.41

Net loss from discontinued operation	—	—

Net income	$0.29	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,316	33,038

Diluted	29,530	33,570

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2009	29,384,573	$29	$—	$25	$115,771	$115,825

Net income	—	—	—	—	8,842	8,842
Foreign currency translation adjustment	—	—	—	(78)	—	(78)

Total comprehensive income						8,764
Share-based expense	69,196	—	1,356	—	—	1,356
Exercise of stock options	18,002	—	38	—	—	38
Tax effect of equity compensation awards	—	—	(92)	—	—	(92)
Cash dividends	—	—	—	—	(5,331)	(5,331)
Purchase and retirement of common shares	(132,200)	—	(1,302)	—	(637)	(1,939)

BALANCE, March 31, 2009	29,339,571	$29	$—	$(53)	$118,645	$118,621

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,842	$14,097
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	5	24
Depreciation and amortization	2,664	1,761
Share–based expense	2,041	1,524
Deferred income tax benefit	(685)	(923)
Equity loss	390	1,207
Changes in operating assets and liabilities
Accrued interest income	—	19
Receivables	1,450	(3,264)
Inventories	15,698	12,139
Other assets	272	1,698
Accounts payable	9,618	7,119
Accrued payroll and related benefits	(834)	48
Deferred revenue	(759)	—
Income taxes	5,793	6,250
Other accrued expenses and liabilities	1,212	1,396

Net cash provided by operating activities of continuing operations	45,707	43,095

Net cash used in operating activities of discontinued operation	(20)	(32)

Net cash provided by operating activities	45,687	43,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	1,750
Capital additions	(2,345)	(2,253)

Net cash used in investing activities	(2,345)	(503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	35,000
Repayments of borrowings under credit facility	—	(35,000)
Exercise of stock options	38	201
Tax effect of equity compensation awards, net	(662)	783
Payment of dividends	(5,331)	—
Repurchase and retirement of common stock	(1,939)	(41,209)

Net cash used in financing activities	(7,894)	(40,225)

Effect of exchange rate changes on cash and cash equivalents	(58)	(46)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,390	2,289
CASH AND CASH EQUIVALENTS, beginning of period	38,631	41,190

CASH AND CASH EQUIVALENTS, end of period	74,021	43,479
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	303	511

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$73,718	$42,968

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

NutriSystem, Inc. (the “Company” or “NutriSystem”), a provider of weight management products and services, offers weight-loss programs based on nutritious, portion-controlled, lower Glycemic Index prepared meals. The Company’s pre-packaged foods are sold to weight loss program participants directly primarily via the Internet and telephone, referred to as the direct channel and through QVC, a television shopping network. In 2007 and prior, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada.

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary Slim and Tone LLC (“Slim and Tone”), a franchisor of women’s express fitness centers. This subsidiary has been treated as a discontinued operation. Accordingly, the operating results have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax benefit in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities have also been presented separately in the accompanying consolidated balance sheets (see Note 9).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of NutriSystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,165 and $10,397 at March 31, 2009 and December 31, 2008, respectively.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,510 and $1,660 for the three months ended March 31, 2009 and 2008, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate; the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2009 and 2008 was $9,636 and $15,800, respectively. The reserve for returns incurred but not received and processed was $3,352 and $2,074 at March 31, 2009 and December 31, 2008, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 26% and 19% of inventory purchases for the three months ended March 31, 2009 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the three months ended March 31, 2008, these vendors supplied approximately 16% and 11% of total purchases, respectively.

In both the three months ended March 31, 2009 and 2008, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2009 and 2008, we reduced cost of revenue by $514 and $1,333, respectively, for these rebates. A receivable of $2,337 and $1,870 at March 31, 2009 and December 31, 2008, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Earnings Per Share

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which required the Company to use the two-class method to calculate earnings per share (“EPS”). Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2009	2008
Income from continuing operations	$8,847	$14,121
Loss on discontinued operation	(5)	(24)

Net income	8,842	14,097
Net income allocated to unvested restricted stock	(367)	(184)

Net income allocated to common shares	$8,475	$13,913

Weighted average shares outstanding:
Basic	29,316	33,038
Effect of dilutive stock options and unvested restricted stock	214	532

Diluted	29,530	33,570

Basic income per common share:
Income from continuing operations	$0.29	$0.42
Net loss from discontinued operation	—	—

Net income	$0.29	$0.42

Diluted income per common share:
Income from continuing operations	$0.29	$0.41
Net loss from discontinued operation	—	—

Net income	$0.29	$0.41

In the three months ended March 31, 2009 and 2008, common stock equivalents from stock options and unvested restricted stock representing 909,522 and 452,506 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $319 and $2,110 in the three months ended March 31, 2009 and 2008, respectively, and minimal interest payments for the three months ended March 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for the Company beginning on January 1, 2009, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 141R and SFAS No. 160 did not have any material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. Under the provisions of this FSP, the nonvested shares issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Effective January 1, 2009, the nonvested shares issued under the Company’s equity incentive plans were a second class of stock for purposes of EPS calculations. This resulted in lower income allocations to the Company’s common stock and impacted its reported income per common share by $0.01 in the three months ended March 31, 2009 and 2008. Prior period income per share data was adjusted to conform to the provisions of this FSP. The adoption of the FSP did not have any impact on the Company’s consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The adoption of EITF No. 08-6 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Reclassifications

Effective January 1, 2009, the Company revised the classification of sales commissions in the accompanying statements of operations. Such amounts are now classified as general and administrative expenses versus cost of revenues as classified historically. Prior period sales commissions have been revised to conform to the current classification. Total commissions for the period ended March 31, 2008 were approximately 2% of net revenues.

3.	EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Preferred Units from Zero Water, at a purchase price of $10.60 per Series A Unit for an aggregate purchase price of $14,258, which includes acquisition costs of $259. This represents approximately a 27% fully diluted equity interest in Zero Water. This investment is accounted for under the equity method of accounting. An equity loss of $390 and $1,207 was recorded for the three months ended March 31, 2009 and 2008, respectively, for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. The carrying value of this investment was $3,610 and $4,000 as of March 31, 2009 and December 31, 2008, respectively.

4.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During the three months ended March 31, 2008, the Company drew down and repaid on the revolving credit facility in the amount of $35,000. No amounts were borrowed during 2009 and no amounts were outstanding as of March 31, 2009.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three months ended March 31, 2009 and 2008, the Company paid $0 and $49 in interest payments and $75 and $74 in an unused line fee, respectively. Interest payments and unused lines fees are classified as interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of March 31, 2009, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2009, the Company had $570 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at March 31, 2009 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5.	CAPITAL STOCK

Common Stock

The Company issued 18,002 and 97,733 shares of common stock in the first quarter of 2009 and 2008 respectively, upon the exercise of stock options and received proceeds of $38 and $201. Additionally, 113,134 and 9,073 shares of restricted stock vested in the first quarter of 2009 and 2008, respectively. Included in the number of shares vested in the first quarter of 2009 and 2008 were 43,938 and 269 shares, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the first quarter of 2008, the Company issued 49,264 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $114 and $222 for the first quarter of 2009 and 2008, respectively. During the three months ended March 31, 2009, the Company paid a dividend of $0.175 per share to all shareholders of record.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by the Board of Directors until March 31, 2011. The programs also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the first quarter of 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. In the first quarter of 2008, the Company purchased and retired 3,300,723 shares of common stock for an aggregate cost of $44,557. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of March 31, 2009, the Company was authorized to purchase an additional $113,831 under the existing repurchase program.

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

6.	SHARE-BASED EXPENSE

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	253,066	$6.24
Granted	—	—
Exercised	(18,002)	2.11
Forfeited	—	—

Outstanding, March 31, 2009	235,064	$6.55	5.29	$2,105

Exercisable, March 31, 2009	235,064	$6.55	5.29	$2,105

Expected to vest at March 31, 2009	235,064	$6.55	5.29	$2,105

For the three months ended March 31, 2009 and 2008, the Company recorded pre-tax compensation charges of $0 and $193, respectively, in the accompanying consolidated statements of operations for the portion of previously granted stock option awards that vested after January 1, 2006. There were no option grants during the three months ended March 31, 2009 or 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $195 and $2,055, respectively.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2009	1,400,347	$23.19
Granted	—	—
Vested	(113,134)	20.20
Cancelled/Forfeited	(66,175)	24.86

Nonvested, March 31, 2009	1,221,038	$23.35

The Company recorded compensation of $1,927 and $1,218, in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively, in connection with the issuance of the restricted shares.

As of March 31, 2009, there was $22,361 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements were outside the scope of SFAS No. 123R and were subject to EITF Issue No. 00-19, which requires the stock options held by certain non-employee consultants be accounted for as liability awards. The fair value of these awards was estimated using the Black-Scholes option pricing model and is remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2008, the Company reduced expense by $109 based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of March 31, 2009 and 2008, no options to non-employee consultants were outstanding.

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

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s Motion to Proceed as a Collective Action and Facilitate Notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On March 9, 2009, NutriSystem filed a motion for summary judgment on Plaintiffs’ claims. Plaintiffs’ response to NutriSystem’s motion for summary judgment is due June 22, 2009, and NutriSystem’s reply in further support of the motion is due July 6, 2009. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.6% and 37.0% in the three months ended March 31, 2009 and 2008, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2008, the Company had net operating loss carryforwards of approximately $12,065 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2009. State net operating losses will begin to expire in 2020. The Company adopted FASB Interpretation No. 48 effective January 1, 2007 and the total amount of unrecognized tax benefits as of March 31, 2009 and December 31, 2008 was $1,258 and $1,193, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $818 and $775 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

9.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. Slim and Tone had revenues of $32 and $114 and pre-tax losses of $8 and $38 for the three months ended March 31, 2009 and 2008, respectively. Income tax benefits of $3 and $14 for the three months ended March 31, 2009 and 2008, respectively, reduced the loss on discontinued operation to $5 and $24, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on March 6, 2009 with the Securities and Exchange Commission. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Revenue consists primarily of food sales. For the three months ended March 31, 2009, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in certain media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

While we are enduring a very challenging environment from an economic perspective, we are continuing to focus on expanding our capabilities and strengthening our business. During 2008, we enhanced our ecommerce platform and redesigned our website, entered into the retail channel with our national launch in Costco and extended our business across borders into Canada. We initiated a concerted effort to improve lifetime customer economics, length of stay and overall customer satisfaction. In the face of weakening new customer demand, it was crucial to improve each and every customer interaction with an eye toward customer success and business profitability, and in 2008 and 2009 we have seen improvement in the key metrics of customer satisfaction, length of stay and revenue per customer. We enhanced the customer experience with newly designed packaging, on-boarding efforts and customer service. We initiated new standards for order fulfillment and new operating procedures that delivered significant improvements in our overall order accuracy, which, we believe is a key driver of future customer satisfaction and re-order rates. In the face of increased food costs and margin pressure, we undertook a complete review of our entire supply chain management function. That comprehensive review entailed detailed studies on product cost improvements, vendor productivity, warehouse efficiencies and key cost center opportunities. The results contributed to a reduction in overall product costs, delivery costs and packaging costs. This effort also resulted in improvement in our inventory management.

We also expanded our product offerings in 2008 and in early 2009 with our introduction of NutriSystem Select, our first program to incorporate a new, fresh-frozen line of menu items. We also introduced NutriSystem Flex, our newly launched “weekends off” program, which provides a less restrictive option to meet the needs and lifestyle of an important segment of dieting consumers. In addition, we have included fresh food delivery in selected markets with our acquisition of NuKitchen in 2008, and have recently launched our marketing campaign for NutriSystem D, our program for people with diabetes.

Our key focus in 2009 is to continue to leverage our direct-to-consumer model and improve our efficiency. We have already taken steps to reduce our overall operating costs, improve gross margins and limit capital spending to optimize cash generation in 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2008.

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

During the three months ended March 31, 2009, we did not make any material change to our critical accounting policies.

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

General and Administrative Expenses. General and administrative expenses consist of compensation for administrative, information technology, counselors and customer service personnel, share-based payment arrangements, facility expenses, website development costs, professional service fees and other general corporate expenses.

Equity Loss. Equity loss consists of our share of the earnings or losses of our equity interests including any amortization expense for the difference between the cost and the underlying equity in net assets of the equity interest at the date of investment. We hold an approximate 27% fully diluted interest in Zero Technologies, LLC (“Zero Water”) and have the ability to significantly influence the operations of Zero Water. The investment in Zero Water is accounted for using the equity method of accounting.

Interest (Expense) Income, Net. Interest (expense) income, net consists of the net amount of interest expense and interest income earned on cash balances and marketable securities.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective income tax rate for the year.

Overview of the Direct Channel

In both the three months ended March 31, 2009 and 2008, the direct channel represented 93% of our revenue. Net sales through the direct channel were $151.0 million in the three months ended March 31, 2009 compared to $200.6 million in 2008. The decrease in 2009 is primarily attributable to the decline in customer starts due to the weakening economy. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In both the three months ended March 31, 2009 and 2008, this channel represented 6% of our revenue. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $10.6 million and $14.1 million for the three months ended March 31, 2009 and 2008, respectively. QVC sales are a function of the number of shows and the sales per minute on each show.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
REVENUE	$162,690	$216,468	$(53,778)	(25)%

COSTS AND EXPENSES:
Cost of revenue	76,274	103,352	(27,078)	(26)%
Marketing	47,198	67,331	(20,133)	(30)%
General and administrative	21,846	20,526	1,320	6%
Depreciation and amortization	2,664	1,761	903	51%

Total costs and expenses	147,982	192,970	(44,988)	(23)%

Operating income from continuing operations	14,708	23,498	(8,790)	(37)%

OTHER EXPENSE	(91)	(40)	(51)	128%

EQUITY LOSS	(390)	(1,207)	817	(68)%

INTEREST (EXPENSE) INCOME, net	(48)	174	(222)	(128)%

Income from continuing operations before income taxes	14,179	22,425	(8,246)	(37)%
INCOME TAXES	5,332	8,304	(2,972)	(36)%

Income from continuing operations	8,847	14,121	(5,274)	(37)%
LOSS ON DISCONTINUED OPERATION, net	(5)	(24)	19	(79)%

Net income	$8,842	$14,097	$(5,255)	(37)%

% of revenue
Gross margin	53.1%	52.3%
Marketing	29.0%	31.1%
General and administrative	13.4%	9.5%
Operating income from continuing operations	9.0%	10.9%

Revenue. Revenue decreased to $162.7 million in the first quarter of 2009 from $216.5 million for the first quarter of 2008. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy. Reactivation revenue during the first quarter of 2009 was approximately equal to the amount recorded in the first quarter of 2008. In both the first quarter of 2009 and 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue decreased to $76.3 million in the first quarter of 2009 from $103.4 million in the first quarter of 2008. Gross margin as a percent of revenue increased to 53.1% in the first quarter of 2009 from 52.3% for the first quarter of 2008. The increase in gross margin was primarily attributable to decreased freight costs and a reduction in the use of food-based promotions. We have focused on these costs and have been working in partnership with our vendors to apply cost saving measures.

Marketing expense decreased to $47.2 million in the first quarter of 2009 from $67.3 million in the first quarter of 2008. Marketing expense as a percent of revenue decreased to 29.0% in the first quarter of 2009 from 31.1% for the first quarter of 2008. We tend to invest more marketing dollars in the first quarter to coincide with the diet season but expect marketing expense as a percent of revenue to continue to decline. Substantially all marketing spending during the quarter promoted the direct business, and the decrease in marketing is primarily attributable to decreased spending for advertising media ($18.4 million), the production of television advertising ($1.2 million) and public relations ($596,000). In total, media spending was $42.5 million in the first quarter of 2009 and $60.9 million in the first quarter of 2008.

General and administrative expenses increased to $21.8 million in the first quarter of 2009 compared to $20.5 million in the first quarter of 2008. General and administrative expense as a percent of revenue increased to 13.4% in the first quarter of 2009 from 9.5% for the first quarter of 2008. The increase in spending is due to increased professional and outside services expenses ($1.2 million) in part for hosting, maintenance and support of our ecommerce website and increased non-cash expense for share-based payment arrangements ($625,000) due to an increased number of grants of restricted stock offset by a decrease in telephone expense due to a lower rate and call volume ($709,000).

Depreciation and amortization expense increased $903,000 due to the increased capital expenditures during 2008 and 2009 on our website and the amortization expense associated with NuKitchen acquisition in July 2008.

Other Expense. Other expense primarily represents the realized and unrealized gains and losses from currency.

Equity Loss. Estimated losses of $390,000 and $1.2 million were recorded in the first quarter of 2009 and 2008, respectively, for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water. The decrease is attributed to a reduction in operating expenses for Zero Water.

Interest (Expense) Income, Net. Interest expense, net, was $48,000 in the first quarter of 2009 compared to interest income, net of $174,000 in the first quarter of 2008. The change is due to lower interest rates.

Income Taxes. In the first quarter of 2009, we recorded income tax expense of $5.3 million, which reflects an estimated annual effective income tax rate of 37.6%. In the first quarter of 2008, we recorded income tax expense of $8.3 million, which reflected an estimated annual effective income tax rate of 37.0%. The increase in the effective tax rate is primarily due to excess compensation that was not tax deductible and a capital loss carryforward of Zero Water for which a valuation allowance was recorded as we do not have sufficient history in generating capital gains.

Contractual Obligations and Commercial Commitments

As of March 31, 2009, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

During the three months ended March 31, 2009, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2008, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At March 31, 2009, we had net working capital of $81.7 million, compared to net working capital of $78.4 million at December 31, 2008. Cash and cash equivalents at March 31, 2009 were $73.7 million, an increase of $35.4 million from the balance of $38.3 million at December 31, 2008. Our principal sources of liquidity during this period were cash flows from operations. We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We have not borrowed any amounts against this facility during the three months ended March 31, 2009 and no amounts are outstanding as of March 31, 2009. During the three months ended March 31, 2008, we drew down and repaid $35.0 million against this facility. We currently have no off-balance sheet financing arrangements.

In the three months ended March 31, 2009, we generated a cash flow of $45.7 million from operations, an increase of $2.6 million from 2008. The increase in cash flow from operations is primarily attributable to net changes in operating assets and liabilities which offset the decrease in net income. The net changes in operating assets and liabilities during 2009 were primarily due to the reduction in inventories ($15.7 million) and increases in accounts payable ($9.6 million) and income taxes ($5.8 million).

In the three months ended March 31, 2009, net cash used by investing activities was $2.3 million for capital expenditures. We are continuing to invest in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs.

In the three months ended March 31, 2009, net cash used in financing activities primarily consisted of the payment of dividends of $5.3 million and the repurchase of 132,200 shares of our common stock for an aggregate purchase price of $1.9 million.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. In February 2007, a repurchase program of up to $200 million of our outstanding shares of common stock was authorized and, in October 2007, an additional $100 million was authorized. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

The Board of Directors declared a quarterly dividend of $0.175 per share, payable May 18, 2009 to shareholders of record as of May 8, 2009. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2009 and our cash and cash equivalents at that date of $73.7 million were maintained in bank accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not yet hedged our operating exposure to foreign currency fluctuations.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received in November 2007 correspondence from an attorney purporting to represent a NutriSystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the anticipated motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s Motion to Proceed as a Collective Action and Facilitate Notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On March 9, 2009, NutriSystem filed a motion for summary judgment on Plaintiffs’ claims. Plaintiffs’ response to NutriSystem’s motion for summary judgment is due June 22, 2009, and NutriSystem’s reply in further support of the motion is due July 6, 2009. The Company believes the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2009	132,200	$14.67	132,200	$113,831,389

February 1 – February 28, 2009	—	—	—	$113,831,389

March 1 – March 31, 2009	—	—	—	$113,831,389

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	For the period January 1, 2009 through March 31, 2009, does not include 43,938 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

NutriSystem, Inc.

BY:	/S/ Joseph M. Redling	May 6, 2009
Joseph M. Redling
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	May 6, 2009
David D. Clark
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