Form 10-Q
period 2009-06-30
NUTRI SYSTEM INC /DE/
filed 2009-08-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2009:

Common Stock, $.001 par value	30,934,204 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,719	$38,309
Marketable securities	10,020	—
Receivables	8,188	17,200
Inventories	29,963	50,986
Prepaid income taxes	8,536	3,714
Deferred income taxes	3,919	1,651
Other current assets	7,922	8,611
Current assets of discontinued operation	286	325

Total current assets	132,553	120,796

FIXED ASSETS, net	24,372	24,312

EQUITY INVESTMENT	—	4,000

GOODWILL	2,717	2,717

IDENTIFIABLE INTANGIBLE ASSETS, net	2,180	2,590

OTHER ASSETS	3,483	5,056

	$165,305	$159,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,415	$31,448
Accrued payroll and related benefits	3,058	2,150
Deferred revenue	1,586	4,964
Other accrued expenses and current liabilities	4,420	3,743
Current liabilities of discontinued operation	36	43

Total current liabilities	38,515	42,348

NON-CURRENT LIABILITIES	1,496	1,298

Total liabilities	40,011	43,646

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,944,531 at June 30, 2009 and 30,784,920 at December 31, 2008)	29	29
Additional paid-in capital	3,187	—
Retained earnings	122,099	115,771
Accumulated other comprehensive (loss) income	(21)	25

Total stockholders’ equity	125,294	115,825

	$165,305	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$131,813	$194,029	$294,503	$410,497

COSTS AND EXPENSES:
Cost of revenue	60,950	93,221	137,224	196,573
Marketing	35,495	41,953	82,693	109,284
General and administrative	21,250	21,288	43,096	41,814
Depreciation and amortization	2,719	1,925	5,383	3,686

Total costs and expenses	120,414	158,387	268,396	351,357

Operating income from continuing operations	11,399	35,642	26,107	59,140

OTHER INCOME (EXPENSE)	281	(4)	190	(44)

EQUITY AND IMPAIRMENT LOSS	(3,610)	(901)	(4,000)	(2,108)

INTEREST (EXPENSE) INCOME, net	(46)	118	(94)	292

Income from continuing operations before income taxes	8,024	34,855	22,203	57,280

INCOME TAXES (BENEFIT)	(777)	12,887	4,555	21,191

Income from continuing operations	8,801	21,968	17,648	36,089

DISCONTINUED OPERATION (NOTE 9):

Loss on discontinued operation, net of income tax benefit	(22)	(14)	(27)	(38)

Net income	$8,779	$21,954	$17,621	$36,051

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.29	$0.70	$0.57	$1.11

Net loss from discontinued operation	—	—	—	—

Net income	$0.29	$0.70	$0.57	$1.11

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.28	$0.69	$0.57	$1.09

Net loss from discontinued operation	—	—	—	—

Net income	$0.28	$0.69	$0.57	$1.09

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,399	30,503	29,358	31,771

Diluted	29,648	30,996	29,590	32,283

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2009	29,384,573	$29	$—	$25	$115,771	$115,825

Net income	—	—	—	—	17,621	17,621
Foreign currency translation adjustment	—	—	—	(66)	—	(66)
Unrealized gain on marketable securities	—	—	—	20	—	20

Total comprehensive income						17,575
Share-based expense	125,919	—	3,783	—	—	3,783
Exercise of stock options	73,370	—	332	—	—	332
Tax effect of equity compensation awards	—	—	374	—	—	374
Cash dividends	—	—	—	—	(10,656)	(10,656)
Purchase and retirement of common shares	(132,200)	—	(1,302)	—	(637)	(1,939)

BALANCE, June 30, 2009	29,451,662	$29	$3,187	$(21)	$122,099	$125,294

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,621	$36,051
Adjustments to reconcile net income to net cash provided by operating activities-
Loss on discontinued operation	27	38
Depreciation and amortization	5,383	3,686
Loss on disposal of fixed assets	29	—
Share–based expense	4,251	3,536
Deferred income tax benefit	(945)	(633)
Equity and impairment loss	4,000	2,108
Changes in operating assets and liabilities
Accrued interest income	—	19
Receivables	9,139	(232)
Inventories	21,084	36,978
Other assets	1,170	3,072
Accounts payable	(2,374)	(13,826)
Accrued payroll and related benefits	907	2,169
Deferred revenue	(3,395)	—
Income taxes	(4,792)	(2,302)
Other accrued expenses and liabilities	887	1,635

Net cash provided by operating activities of continuing operations	52,992	72,299
Net cash used in operating activities of discontinued operation	(27)	(38)

Net cash provided by operating activities	52,965	72,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(10,000)	—
Sales of marketable securities	—	1,750
Capital additions	(5,179)	(5,328)

Net cash used in investing activities	(15,179)	(3,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	35,000
Repayments of borrowings under credit facility	—	(35,000)
Exercise of stock options	332	781
Tax effect of equity compensation awards, net	(322)	1,888
Payment of dividends	(10,656)	(5,472)
Repurchase and retirement of common stock	(1,939)	(44,557)

Net cash used in financing activities	(12,585)	(47,360)

Effect of exchange rate changes on cash and cash equivalents	171	(33)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,372	21,290
CASH AND CASH EQUIVALENTS, beginning of period	38,631	41,190

CASH AND CASH EQUIVALENTS, end of period	64,003	62,480
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	284	500

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$63,719	$61,980

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2009 and December 31, 2008, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of investments in a bond fund that holds short term U.S. government securities with original maturities of greater than three months. The Company classifies these as available-for-sale securities. The marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

At June 30, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$20,126	$—	$—	$20,126
Money market funds	43,593	—	—	43,593
U.S. government bond fund	10,000	20	—	10,020

	$73,719	$20	$—	$73,739

At December 31, 2008, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$14,828	$—	$—	$14,828
Money market funds	23,481	—	—	23,481

	$38,309	$—	$—	$38,309

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,165 and $10,397 at June 30, 2009 and December 31, 2008, respectively.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Deferred revenue consists primarily of unshipped frozen foods and unredeemed prepaid program cards and promotional items. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

During 2008, the Company began to sell prepaid program cards to a national wholesaler. Revenue from these cards is recognized when the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,213 and $2,723 for the three and six months ended June 30, 2009, respectively, and $1,211 and $2,871 for the three and six months ended June 30, 2008, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns is inaccurate, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2009 was $7,964 and $17,600, respectively, and $13,092 and $28,892 for the three and six months ended June 30, 2008, respectively. The reserve for returns incurred but not received and processed was $3,023 and $2,074 at June 30, 2009 and December 31, 2008, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 23% and 17% of inventory purchases for the six months ended June 30, 2009 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the six months ended June 30, 2008, these vendors supplied approximately 18% and 14% of total purchases, respectively.

In both the six months ended June 30, 2009 and 2008, the Company outsourced more than 85% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2009, cost of revenue was reduced by $601 and $1,115, respectively, for these rebates. For the comparable periods of 2008, cost of revenue was reduced by $1,427 and $2,760, respectively. A receivable of $723 and $1,870 at June 30, 2009 and December 31, 2008, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Fair Value of Financial Instruments

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The fair values of the Company’s cash, cash equivalents and marketable securities are based on quoted prices in active markets for identical assets or a Level 1 methodology.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share amounts)
	2009	2008	2009	2008
Income from continuing operations	$8,801	$21,968	$17,648	$36,089
Loss on discontinued operation	(22)	(14)	(27)	(38)

Net income	8,779	21,954	17,621	36,051
Net income allocated to unvested restricted stock	(400)	(540)	(767)	(723)

Net income allocated to common shares	$8,379	$21,414	$16,854	$35,328

Weighted average shares outstanding:
Basic	29,399	30,503	29,358	31,771
Effect of dilutive stock options and unvested restricted stock	249	493	232	512

Diluted	29,648	30,996	29,590	32,283

Basic income per common share:
Income from continuing operations	$0.29	$0.70	$0.57	$1.11
Net loss from discontinued operation	—	—	—	—

Net income	$0.29	$0.70	$0.57	$1.11

Diluted income per common share:
Income from continuing operations	$0.28	$0.69	$0.57	$1.09
Net loss from discontinued operation	—	—	—	—

Net income	$0.28	$0.69	$0.57	$1.09

In the three and six months ended June 30, 2009, common stock equivalents from stock options and unvested restricted stock representing 629,975 and 769,749 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. In the comparable periods of 2008, common stock equivalents from stock options and unvested restricted stock representing 478,310 and 465,408 shares of common stock, respectively, were excluded because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $9,810 and $22,034 in the six months ended June 30, 2009 and 2008, respectively, and interest payments of $151 and $199 for the six months ended June 30, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. Under the provisions of this FSP, the nonvested shares issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Effective January 1,

2009, the nonvested shares issued under the Company’s equity incentive plans were a second class of stock for purposes of EPS calculations. This resulted in lower income allocations to the Company’s common stock and impacted its reported diluted income per common share by $0.02 in both the three months ended June 30, 2009 and 2008 and $0.03 in both the six months ended June 30, 2009 and 2008. Prior period income per share data was adjusted to conform to the provisions of this FSP. The adoption of the FSP did not have any impact on the Company’s consolidated financial position and results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial periods ending after June 15, 2009. The Company is adhering to the requirements of SFAS No. 165 starting in the second quarter of 2009. Subsequent events have been evaluated through August 6, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of the SFAS No. 168 will not have any impact on the Company’s consolidated financial position and results of operations.

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

Reclassifications

Effective January 1, 2009, the Company revised the classification of sales commissions in the accompanying consolidated statements of operations. Such amounts are now classified as general and administrative expenses versus cost of revenues as classified historically. Prior period sales commissions have been revised to conform to the current classification. Total commissions for both the three and six months ended June 30, 2008 were approximately 2% of net revenues.

3.	EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Preferred Units from Zero Water, at a purchase price of $10.60 per Series A Unit for an aggregate purchase price of $14,258, which included acquisition costs of $259. This represented an approximately 27% fully diluted equity interest in Zero Water. This investment was accounted for under the equity method of accounting. In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction. An equity and impairment loss of $3,610 and $4,000 was recorded for the three and six months ended June 30, 2009, respectively, to write-off the remaining investment (see Note 8). In the comparable periods of 2008, the equity loss was $901 and $2,108, respectively.

4.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During the six months ended June 30, 2008, the Company drew down and repaid the Credit Facility in the amount of $35,000. No amounts were borrowed during 2009 and no amounts were outstanding as of June 30, 2009.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three and six months ended June 30, 2009, the Company paid no interest payments and $76 and $151 in an unused line fee, respectively. In the comparable periods of 2008, the Company paid $0 and $49 in interest, respectively, and $76 and $150, respectively, in an unused line fee. Interest payments and unused lines fees are classified as interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of June 30, 2009, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2009, the Company had $529 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at June 30, 2009 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5.	CAPITAL STOCK

Common Stock

The Company issued 73,370 and 306,550 shares of common stock in the six months ended June 30, 2009 and 2008, respectively, upon the exercise of stock options and received proceeds of $332 and $781. Additionally, 147,926 and 14,185 shares of restricted stock vested during the six months ended June 30, 2009 and 2008, respectively. Included in the number of shares vested during the six months ended June 30, 2009 and 2008 were 52,625 and 910 shares, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the six months ended June 30, 2009 and 2008, the Company issued 30,618 and 49,264 shares of common stock as compensation to board members, certain consultants and spokespersons. Costs recognized for these stock grants were $227 and $464 for the six months ended June 30, 2009 and 2008, respectively. The fair value of the common stock issued in 2009 to board members, certain consultants and spokespersons was $455. In both the first and second quarters of 2009, the Company paid a dividend of $0.175 per share to all shareholders of record.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by the Board of Directors until March 31, 2011. The programs also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the six months ended June 30, 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. In the six months ended June 30, 2008, the Company purchased and retired 3,300,723 shares of common stock for an aggregate cost of $44,557. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of June 30, 2009, the Company was authorized to purchase an additional $113,831 under the existing repurchase program.

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

6.	SHARE-BASED EXPENSE

The following table summarizes the options granted, exercised and cancelled during the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	253,066	$6.24
Granted	—	—
Exercised	(73,370)	4.52
Forfeited	—	—

Outstanding, June 30, 2009	179,696	$6.94	4.86	$1,643

Exercisable, June 30, 2009	179,696	$6.94	4.86	$1,643

Expected to vest at June 30, 2009	179,696	$6.94	4.86	$1,643

For the three and six months ended June 30, 2009, the Company did not record any pre-tax compensation charges for stock option awards as all outstanding awards are fully vested. In the comparable periods of 2008, the Company recorded pre-tax compensation charges of $126 and $319, respectively. There were no option grants during the three and six months ended June 30, 2009 or 2008. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2009 was $533 and $728, respectively, and for the three and six months ended June 30, 2008 was $3,593 and $5,648, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2009	1,400,347	$23.19
Granted	390,853	14.77
Vested	(147,926)	20.80
Cancelled/Forfeited	(155,905)	25.36

Nonvested, June 30, 2009	1,487,369	$20.97

The Company recorded compensation of $2,097 and $4,024, in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009, respectively, and $1,644 and $2,862 for the three and six months ended June 30, 2008, respectively, in connection with the issuance of the restricted shares and restricted stock units.

During the three months ended June 30, 2009, the Company granted 5,500 restricted stock units. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The weighted-average grant date fair value for these restricted stock units was $14.84. All remain outstanding and unvested as of June 30, 2009.

As of June 30, 2009, there was $24,027 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements were outside the scope of SFAS No. 123R and were subject to EITF Issue No. 00-19, which requires the stock options held by certain non-employee consultants be accounted for as liability awards. The fair value of these awards was estimated using the Black-Scholes option pricing model and was remeasured at each financial statement date until the award settled or expired. During the three and six months ended June 30, 2008, the Company reduced expense by $0 and $109, respectively, based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of June 30, 2009 and 2008, no options to non-employee consultants were outstanding.

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

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On March 9, 2009, NutriSystem filed a motion for summary judgment on Plaintiffs’ claims. On June 22, 2009, Plaintiffs filed their response in opposition to NutriSystem’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, NutriSystem filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, Plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting NutriSystem’s motion for summary judgment and denying Plaintiffs’ cross-motion for summary judgment. NutriSystem anticipates moving for the dismissal of the remaining plaintiffs’ claims based on the reasoning set forth by the Court in the July 31st Order. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

The Company’s effective tax rates are (9.7)% and 20.5% in the three and six months ended June 30, 2009, respectively, as compared to 37.0% in the corresponding periods of 2008. The reduction in the 2009 effective rates is related to the Company’s abandonment of its investment in Zero Water (see Note 3) which will provide the Company with a current year income tax deduction for its entire original $14,258 tax basis investment in Zero Water. This will reduce 2009 income tax payments by approximately $4,990. This reduction in income tax payments resulted in a similar decrease in income tax expense for the three and six months ended June 30, 2009 including a reversal of a $3,727 valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges. These Zero Water losses and impairment charges were considered realizable during the three months ended June 30, 2009 due to the terms of the abandonment which changed the nature of the tax loss from a capital loss, that had previously been reserved for, to an ordinary loss which the Company will be able to realize.

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

The Company adopted FASB Interpretation No. 48 effective January 1, 2007 and the total amount of unrecognized tax benefits as of June 30, 2009 and December 31, 2008 was $1,496 and $1,193, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $972 and $775 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

9.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. Slim and Tone had revenues of $23 and $55 and pre-tax losses of $35 and $43 for the three and six months ended June 30, 2009, respectively. In the comparable periods of 2008, Slim and Tone had revenues of $75 and $189 and pre-tax losses of $23 and $61, respectively. Income tax benefits of $13 and $16 for the three and six months ended June 30, 2009, respectively, reduced the loss on discontinued operation to $22 and $27, respectively. In the comparable periods of 2008, income tax benefits of $9 and $23 for the three and six months ended June 30, 2008, respectively, reduced the loss on discontinued operation to $14 and $38, respectively.

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

Revenue consists primarily of food sales. For the six months ended June 30, 2009, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to increase our purchases of media in certain media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

While we are enduring a very challenging environment from an economic perspective, we are continuing to focus on expanding our capabilities and strengthening our business. During 2008, we enhanced our ecommerce platform and redesigned our website, entered into the retail channel with our national launch in Costco and extended our business across borders into Canada. We initiated a concerted effort to improve lifetime customer economics, length of stay and overall customer satisfaction. In the face of weakening new customer demand, it was crucial to improve each and every customer interaction with an eye toward customer success and business profitability, and in 2008 and 2009 we have seen improvement in the key metrics of customer satisfaction, length of stay and revenue per customer. We enhanced the customer experience with newly designed packaging, on-boarding efforts and customer service. We initiated new standards for order fulfillment and new operating procedures that delivered significant improvements in our overall order accuracy, which, we believe is a key driver of future customer satisfaction and re-order rates. In the face of increased food costs and margin pressure, we undertook a complete review of our entire supply chain management function. That comprehensive review entailed detailed studies on product cost improvements, vendor productivity, warehouse efficiencies and key cost center opportunities. The results contributed to a reduction in costs and improvement in our inventory management.

We also expanded our product offerings in 2008 and in early 2009 with our introduction of NutriSystem Select, our first program to incorporate a new, fresh-frozen line of menu items. We also introduced NutriSystem Flex, our newly launched “weekends off” program, which provides a less restrictive option to meet the needs and lifestyle of an important segment of dieting consumers. In addition, we have included fresh food delivery in selected markets with our acquisition of NuKitchen in 2008, and have recently launched our marketing campaign for NutriSystem D, our program for overweight people with Type 2 diabetes.

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

During the six months ended June 30, 2009, we did not make any material change to our critical accounting policies.

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

Equity and Impairment Loss. Equity and impairment loss consists of our share of the earnings or losses of our equity interests including any amortization expense for the difference between the cost and the underlying equity in net assets of the equity interest at the date of investment and any estimated impairment losses of those interests. In June 2009, we abandoned our interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction and wrote off the remaining equity investment.

Interest (Expense) Income, Net. Interest (expense) income, net consists of the net amount of interest expense and interest income earned on cash balances and marketable securities.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective income tax rate for the year.

Overview of the Direct Channel

In both the six months ended June 30, 2009 and 2008, the direct channel represented 93% of our revenue. Net sales through the direct channel were $122.8 million and $273.8 million in the three and six months ended June 30, 2009, respectively, compared to $181.0 million and $381.6 million in the comparable periods of 2008. The decrease in 2009 is primarily attributable to the decline in customer starts due to the weakening economy. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In both the six months ended June 30, 2009 and 2008, this channel represented 6% of our revenue. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the NutriSystem diet programs. Under the terms of our agreement, QVC viewers purchase NutriSystem products directly from QVC and are not directed to the NutriSystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the NutriSystem brand. Net sales through QVC were $7.9 million and $18.5 million for the three and six months ended June 30, 2009, respectively, compared to $11.5 million and $25.6 million in the comparable periods of 2008. QVC sales are a function of the number of shows and the sales per minute on each show.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
REVENUE	$131,813	$194,029	$(62,216)	(32)%

COSTS AND EXPENSES:
Cost of revenue	60,950	93,221	(32,271)	(35)%
Marketing	35,495	41,953	(6,458)	(15)%
General and administrative	21,250	21,288	(38)	—
Depreciation and amortization	2,719	1,925	794	41%

Total costs and expenses	120,414	158,387	(37,973)	(24)%

Operating income from continuing operations	11,399	35,642	(24,243)	(68)%

OTHER INCOME (EXPENSE)	281	(4)	285	(7125)%

EQUITY AND IMPAIRMENT LOSS	(3,610)	(901)	(2,709)	301%

INTEREST (EXPENSE) INCOME, net	(46)	118	(164)	(139)%

Income from continuing operations before income taxes	8,024	34,855	(26,831)	(77)%

INCOME TAXES (BENEFIT)	(777)	12,887	(13,664)	(106)%

Income from continuing operations	8,801	21,968	(13,167)	(60)%

LOSS ON DISCONTINUED OPERATION, net	(22)	(14)	(8)	57%

Net income	$8,779	$21,954	$(13,175)	(60)%

% of revenue

Gross margin	53.8%	52.0%

Marketing	26.9%	21.6%

General and administrative	16.1%	11.0%

Operating income from continuing operations	8.6%	18.4%

Revenue. Revenue decreased to $131.8 million in the second quarter of 2009 from $194.0 million for the second quarter of 2008. The revenue decrease resulted primarily from a decrease in customer starts as we are still seeing lower consumer spending in the commercial weight loss sector due to the economy. Reactivation revenue during the second quarter of 2009 remained relatively flat to the amount recorded in the second quarter of 2008. In both the six months ended June 30, 2009 and 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue decreased to $61.0 million in the second quarter of 2009 from $93.2 million in the second quarter of 2008. Gross margin as a percent of revenue increased to 53.8% in the second quarter of 2009 from 52.0% for the second quarter of 2008. The increase in gross margin was primarily attributable to decreased freight costs. We have focused on these costs and have been working in partnership with our vendors to apply cost saving measures.

Marketing expense decreased to $35.5 million in the second quarter of 2009 from $42.0 million in the second quarter of 2008, yet marketing expense as a percent of revenue increased to 26.9% in 2009 from 21.6% in 2008. The increase as a percent of revenue is due to increased spending to promote the launch of NutriSystem D. We are expecting the revenue growth from this launch to be reflected over the remaining months of 2009. Substantially all marketing spending during the quarter promoted the direct business, and the decrease in marketing is primarily attributable to decreased spending for advertising media ($7.8 million) partially offset by increased production of television advertising ($1.3 million). In total, media spending was $30.4 million in the second quarter of 2009 and $38.2 million in the second quarter of 2008.

General and administrative expenses remained flat at $21.3 million in the second quarter of 2009 as compared to the second quarter of 2008, yet general and administrative expense as a percent of revenue increased to 16.1% in 2009 from 11.0% in 2008. In the second quarter of 2009, professional, outside and computer services increased ($1.1 million) in part for hosting, maintenance and support of our ecommerce website. Additionally, we recorded charges primarily related to our recent force reduction ($1.3 million) as we attempt to streamline work processes and right size our organization to improve our position for economic recovery and future growth. These increases were offset by a decline in compensation and benefits costs and temporary help due to our focus on cost containment ($2.3 million).

Depreciation and amortization expense increased to $2.7 million in the second quarter of 2009 compared to $1.9 million in the second quarter of 2008 due to the increased capital expenditures during 2008 and 2009 on our website and the amortization expense associated with NuKitchen acquisition in July 2008.

Other Income (Expense). Other income (expense) primarily represents the favorable impact of changes in the Canadian dollar during 2009 as compared to 2008.

Equity and Impairment Loss. In June 2009, we abandoned our interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $3.6 million was recorded to write-off the remaining investment. Estimated losses of $901,000 were recorded in the second quarter of 2008, for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest (Expense) Income, Net. Interest expense, net, was $46,000 in the second quarter of 2009 compared to interest income, net of $118,000 in the second quarter of 2008. The change is due to lower interest rates.

Income Taxes (Benefit). In the second quarter of 2009, we recorded an income tax benefit of $777,000 compared to income tax expense of $12.9 million in the second quarter of 2008. The decrease is primarily related to our abandonment of our investment in Zero Water. This abandonment will provide a current year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and will reduce 2009 income tax payments by approximately $5.0 million. The reduction in income tax payments resulted in a similar decrease in income tax expense for the second quarter of 2009 including a reversal of a $3.7 million valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges not previously considered realizable.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)

REVENUE	$294,503	$410,497	$(115,994)	(28)%

COSTS AND EXPENSES:
Cost of revenue	137,224	196,573	(59,349)	(30)%
Marketing	82,693	109,284	(26,591)	(24)%
General and administrative	43,096	41,814	1,282	3%
Depreciation and amortization	5,383	3,686	1,697	46%

Total costs and expenses	268,396	351,357	(82,961)	(24)%

Operating income from continuing operations	26,107	59,140	(33,033)	(56)%

OTHER INCOME (EXPENSE)	190	(44)	234	(532)%

EQUITY AND IMPAIRMENT LOSS	(4,000)	(2,108)	(1,892)	90%

INTEREST (EXPENSE) INCOME, net	(94)	292	(386)	(132)%

Income from continuing operations before income taxes	22,203	57,280	(35,077)	(61)%

INCOME TAXES	4,555	21,191	(16,636)	(79)%

Income from continuing operations	17,648	36,089	(18,441)	(51)%

LOSS ON DISCONTINUED OPERATION, net	(27)	(38)	11	(29)%

Net income	$17,621	$36,051	$(18,430)	(51)%

% of revenue

Gross margin	53.4%	52.1%

Marketing	28.1%	26.6%

General and administrative	14.6%	10.2%

Operating income from continuing operations	8.9%	14.4%

Revenue. Revenue decreased to $294.5 million in the six months ended June 30, 2009 from $410.5 million for the comparable period of 2008. The revenue decrease resulted primarily from a decrease in customer starts as we are still seeing lower consumer spending in the commercial weight loss sector due to the economy. Reactivation revenue during 2009 remained relatively flat to the amount recorded in 2008. In both the six months ended June 30, 2009 and 2008, the direct channel accounted for 93% of total revenue compared to 6% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue decreased to $137.2 million in the six months ended June 30, 2009 from $196.6 million in the comparable period of 2008. Gross margin as a percent of revenue increased to 53.4% in the six months ended June 30, 2009 from 52.1% for the comparable period of 2008. The increase in gross margin as a percent of revenue was primarily attributable to decreased freight costs and a reduction in the use of food-based promotions. We have focused on these costs and have been working in partnership with our vendors to apply cost saving measures.

Marketing expense decreased to $82.7 million in the six months ended June 30, 2009 from $109.3 million in the comparable period of 2008 yet marketing expense as a percent of revenue increased to 28.1% in 2009 from 26.6% for 2008. The increase as a percent of revenue is due to increased spending to promote the launch of NutriSystem D. We are expecting the revenue growth from this launch to be reflected over the remaining months of 2009. Substantially all marketing spending during the year promoted the direct business, and the decrease in marketing is primarily attributable to decreased spending for advertising media ($26.0 million) and public relations ($545,000). In total, media spending was $73.0 million in the six months ended June 30, 2009 and $99.0 million in the comparable period of 2008.

General and administrative expenses increased to $43.1 million in the six months ended June 30, 2009 compared to $41.8 million in the comparable period of 2008. General and administrative expense as a percent of revenue increased to 14.6% in the six months ended June 30, 2009 from 10.2% for the comparable period of 2008. The increase was primarily attributable to increased spending in professional, outside and computer services expenses ($2.3 million) in part for hosting, maintenance and support of our ecommerce website and increased non-cash expense for share-based payment arrangements ($953,000) due to an increased number of grants of restricted stock. Additionally, we recorded charges primarily related to our recent force reduction ($1.3 million) as we attempt to streamline work processes and right size our organization to improve our position for economic recovery and future growth. These increases were partially offset by a decline in compensation and benefits costs and temporary help due to our focus on cost containment ($2.5 million) and telephone expense due to a lower rate and call volume ($795,000).

Depreciation and amortization expense increased to $5.4 million in the six months ended June, 30 2009 compared to $3.7 million in comparable period of 2008 due to the increased capital expenditures during 2008 and 2009 on our website and the amortization expense associated with NuKitchen acquisition in July 2008.

Other Income (Expense). Other income (expense) primarily represents the favorable impact of changes in the Canadian dollar during 2009 as compared to 2008.

Equity and Impairment Loss. In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4.0 million was recorded including the write-off of the remaining investment. Estimated losses of $2.1 million were recorded in the six months ended June 30, 2008 for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest (Expense) Income, Net. Interest expense, net, was $94,000 in the six months ended June 30, 2009 compared to interest income, net of $292,000 in the comparable period of 2008. The change is due to lower interest rates.

Income Taxes. In the six months ended June 30, 2009, we recorded income tax expense of $4.6 million, which reflects an effective income tax rate of 20.5% compared to income tax expense of $21.2 million, which reflected an effective income tax rate of 37.0% in the comparable period of 2008. The decrease in the effective tax rate related to our abandonment of our investment in Zero Water which will provide a current year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and will reduce 2009 income tax payments by approximately $5.0 million. This reduction in income tax payments resulted in a similar decrease in income tax expense for the six months ended June 30, 2009 including a reversal of a $3.7 million valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges not previously considered realizable.

Contractual Obligations and Commercial Commitments

As of June 30, 2009, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with current operations.

During the six months ended June 30, 2009, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2008, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At June 30, 2009, we had net working capital of $94.0 million, compared to net working capital of $78.4 million at December 31, 2008. Cash and cash equivalents at June 30, 2009 were $63.7 million, an increase of $25.4 million from the balance of $38.3 million at December 31, 2008. Our principal sources of liquidity during this period were cash flows from operations. We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We have not borrowed any amounts against this facility during the six months ended June 30, 2009 and no amounts are outstanding as of June 30, 2009. During the six months ended June 30, 2008, we drew down and repaid $35.0 million against this facility.

In the six months ended June 30, 2009, we generated a cash flow of $53.0 million from operations, a decrease of $19.3 million from 2008. The decrease in cash flow from operations is primarily attributable to the decrease in net income.

In the six months ended June 30, 2009, net cash used by investing activities included $5.2 million for capital expenditures. This reflects our continuing investment in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs. We also invested $10.0 million in marketable securities.

In the six months ended June 30, 2009, net cash used in financing activities primarily consisted of the payment of dividends of $10.7 million and the repurchase of 132,200 shares of our common stock for an aggregate purchase price of $1.9 million.

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

The Board of Directors paid a quarterly dividend of $0.175 per share on March 16, 2009 and May 18, 2009. The next quarterly dividend of $0.175 per share is payable August 17, 2009 to shareholders of record as of August 7, 2009. The Company intends to continue to pay regular quarterly dividends; however, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2009 and our cash and cash equivalents at that date of $63.7 million were maintained in bank accounts. Additionally, we invested $10.0 million in marketable securities which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows. We have expanded internationally into Canada but believe we have low exposure to changes in foreign exchange rates at this point and have not hedged our operating exposure to foreign currency fluctuations.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2008, a former NutriSystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that NutriSystem unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by NutriSystem pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that NutriSystem’s compensation plan also violated state law. On June 11, 2008, NutriSystem answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and send class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted NutriSystem’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted Plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of collective action lawsuit. On October 14, 2008, Plaintiff’s counsel mailed notice to potential class members. Including Plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-into this litigation. On March 9, 2009, NutriSystem filed a motion for summary judgment on Plaintiffs’ claims. On June 22, 2009, Plaintiffs filed their response in opposition to NutriSystem’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, NutriSystem filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, Plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting NutriSystem’s motion for summary judgment and denying Plaintiffs’ cross-motion for summary judgment. NutriSystem anticipates moving for the dismissal of the remaining plaintiffs’ claims based on the reasoning set forth by the Court in the July 31st Order. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 – April 30, 2009	—	—	—	$113,831,389

May 1 – May 31, 2009	—	—	—	$113,831,389

June 1 – June 30, 2009	—	—	—	$113,831,389

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	For the period April 1, 2009 through June 30, 2009, does not include 8,687 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

NutriSystem held its Annual Meeting of Stockholders on May 7, 2009.

(1)	The stockholders elected each of the eight nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
Ian J. Berg	26,560,984	310,941
Robert F. Bernstock	20,836,520	6,035,405
Michael F. Devine, III	26,569,348	302,577
Theodore J. Leonsis	21,763,284	5,108,641
Warren V. Musser	26,313,256	558,669
Joseph M. Redling	26,460,131	411,794
Brian P. Tierney	21,631,365	5,240,560
Stephen T. Zarrilli	26,557,875	314,050

There were no broker non-votes with respect to the election of directors.

(2)	The stockholders voted as follows to ratify the independent registered public accountants: 26,645,901 shares were voted in favor of approval, 90,607 shares were voted against approval and 135,417 shares abstained from voting.

(3)	The stockholders voted as follows on the stockholder proposal: 1,375,061 shares were voted in favor of approval, 16,223,587 shares were voted against approval, 1,750,401 shares abstained from voting and 7,522,876 broker non-vote.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutriSystem, Inc.

BY:	/S/ Joseph M. Redling	August 6, 2009
Joseph M. Redling
Chairman and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	August 6, 2009
David D. Clark
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code