Form 10-K
period 2009-12-31
NUTRI SYSTEM INC /DE/
filed 2010-03-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Welsh Road, Building 1, Suite 100 Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $424,173,764. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2009 (the last business day of the registrant’s most recently completed fiscal second quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 25, 2010: 30,943,884 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission for Nutrisystem, Inc.’s annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Nutrisystem®, Nutrisystem® Flex® and Nutrisystem® Select® are registered trademarks of Nutrisystem, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Nutrisystem, Inc. or its subsidiaries may be used in this Annual Report on From 10-K (the “Annual Report”). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

INDUSTRY AND MARKET DATA

The market data and other statistical information used throughout this Annual Report are based on independent industry publications, government publications and other published independent sources. Some data is also based on our good faith estimates, which are derived from other relevant statistical information, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information.

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

Overview

We are a leading provider of a weight management system based on a low-calorie, portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our basic Auto-Delivery program is currently priced between $300 and $330 per shipment, or about $11 to $12 per day for a full 28 days of Nutrisystem food. Our food for the Core program is shelf-stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store. We also expanded our product offerings in 2008 and 2009 to incorporate a new fresh-frozen line of menu items.

Our program is based on the following cornerstones that represent who we are to our customers:

Results. We believe our program enables our customers to lose weight successfully. The Nutrisystem program is based on 35 years of nutrition research and the science of the low Glycemic Index, and offers over 150 low-calorie, portion-controlled items that are high in fiber, heart healthy and contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates.

Convenience. We sell our weight management programs primarily through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can order 24 hours a day, seven days a week on our website, www.nutrisystem.com, and the food is shipped directly to the customer’s door.

Simplicity. We provide a comprehensive weight management program, consisting of a pre-packaged food program and counseling. Our customers can either choose our pre-selected favorites food package or customize their monthly food orders for their specific tastes. There are no center visits, no measuring foods and no counting calories.

Value. Our basic Auto-Delivery program is currently priced at about $11 to $12 per day for a full 28 days of Nutrisystem food. We do not charge membership fees.

Anonymity. The direct-to-consumer approach using the Internet provides the privacy that our customers value. We provide online and telephone counseling and support to our customers using our trained weight loss coaches, diet counselors and other nutrition and dietary staff resulting in no need to travel for a face-to-face meeting.

Competitive Strengths

We believe that our system offers consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods. We intend to capitalize on the following competitive strengths to grow:

Product Efficacy. We believe our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer surveys found that customers lost an average of 1.0 to 2.0 pounds per week and tended to stay on the program for 10 to 11 weeks (including the one free week most customers obtain with their initial order). We believe these surveys indicate overall satisfaction with our program and a potential willingness to refer our program to others.

Strong Brand Recognition. We believe that our brand is generally well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for more than 35 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, we generate revenue in our direct channel through the Internet and telephone (including the redemption of prepaid program cards). Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we currently outsource 100% of our fulfillment operations to a third party provider.

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their orders through the Internet or over the phone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets which rely on weight-loss centers cannot ensure. Additionally, we provide our customers with a month of food, including breakfast, lunch, dinner and dessert, each day, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. At a cost of as little as $11 per day, we believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors do.

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. According to the World Health Organization (“WHO”), in 2005 approximately 1.6 billion adults (age 15 and above) globally were overweight and at least 400 million of them were obese. According to the CDC National Center for Health Statistics, as of 2006, one-third of the U.S. population, or approximately 134 million adults, are either overweight or obese.

Nutrisystem is currently operating primarily in the U.S. and Canada. Gallup surveys indicate that approximately 42%, or an estimated 96 million, of the people in the U.S. were dieting during 2008. Of those people, approximately 56 million were attempting to lose weight and 40 million were attempting to maintain their weight. Approximately 8% participated in commercial weight loss programs and 56% conducted some form of self-directed diet. We believe the Nutrisystem program is well positioned to attract both types of dieters.

According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion and entertainment that depicts the thin body as the ideal body type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting appears to indicate consumers’ desire to be thin.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as Weight Watchers and Jenny Craig, online diet-oriented sites, self-administered products such as the over-the-counter drug Alli and other medically supervised programs.

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

Our Products and Services

For more than 35 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program, online tools and counseling. Trained counselors are available 24 hours per day, seven days per week, to answer questions and make recommendations to help each customer achieve his or her weight loss goal. Customers support, encourage and share information with each other through hosted chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our community website and emailed to our customers bi-weekly. Additionally, online weight management tools are available and include the interactive Mindset Makeover guide, an innovative approach to behavior modification that we offer to our customers free of charge and that is compliant with research standards and co-authored by a national and international leader in the field of obesity research. This is an insightful and motivational behavior modification guide that walks clients through the program and can act as an interactive tool for our counselors to use in order to better facilitate communication and, ultimately, weight loss success for our clients.

Our Nutrisystem program consists of over 150 low calorie, portion-controlled items that are designed to rank low on the Glycemic Index, thereby providing dieters with a balanced intake of “good” carbohydrates, proteins and fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the index are generally considered “good” carbohydrates. Our program is perfectly portioned for weight loss and balanced to meet national dietary guidelines for Americans. We have also worked to reduce the sodium content of our meal program to an average of 1800mg per day and will continue to actively work to lower the sodium content of our food even further without sacrificing flavor.

In April 2009, we launched the marketing of our Nutrisystem D program, a low glycemic program specifically designed for those with type 2 diabetes who need to lose weight. Results from a clinical study conducted at the Temple University School of Medicine and published in the Journal of Postgraduate Medicine show that a pre-packaged, portion controlled meal plan helped overweight individuals with type 2 diabetes lose up to 16 times more weight and experience greater reductions in their A1C levels as compared to those in the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. This research study was funded by Nutrisystem.

During 2009, we also began offering our program at Costco Wholesale Corporation’s warehouse club outlets (“Costco”) through the use of prepaid program cards. Expanding further in the retail area, we now also offer the Nutrisystem program in large retailers such as Walmart, Sam’s Club and Walgreens. Each retailer offers its unique promotional package and pricing through the use of prepaid cards. In each case, customers redeem the prepaid card online at our website and then the product is shipped to the customer. Currently, Costco has continued to perform in accordance with our expectations, while the other retailers that offer our program have struggled to meet our expectations. We expect to discontinue offering our program at underperforming retailers by the second quarter of 2010 but will continue to evaluate other major retailers that may provide us with additional opportunities to offer our program.

In December 2009, we launched Nutrisystem Jumpstart, a program for men and women designed to help those who are looking to jumpstart their way to a healthier lifestyle. Nutrisystem Jumpstart showcased our 50 new foods and provided customers with extra tools and support to help them reach their weight-loss goals.

In October 2009, we announced the introduction of the Nutrisystem program in Japan. Under our license agreement with House Foods International, the “Nutrisystem J Diet” was launched and the program will be exclusively marketed at the House Foods ecommerce site. The Nutrisystem J Diet features nutritionally balanced pre-packaged foods and beverages delivered directly to the home and supported by personalized weight loss nutrition counseling. The new diet is a 14-day program consisting of two meals per day (meal menu plus light menu) and beverages. The initial package will include a shaker and support kit.

In November 2008, we entered into an agreement with Schwan’s Home Service, a provider of fine frozen foods, for the development and distribution of frozen foods under the Nutrisystem brand. The program, which includes frozen foods (“Nutrisystem Select”), will enhance Nutrisystem’s tradition of effective weight loss and weight management. The full national launch of Nutrisystem Select took place in the first quarter of 2009. The program provides customers with premium fresh-frozen foods that complement Nutrisystem’s prepared food weight loss programs and still adheres to Nutrisystem’s nutritional guidelines. When a customer orders Nutrisystem Select, three separate shipments are delivered. The first shipment will be sent directly to the customer and will contain Nutrisystem’s standard shelf-stable food. The second and third shipments will contain the fresh-frozen foods and will be delivered right to the customer’s home by Schwan’s Home Service.

In July 2008, we acquired certain assets of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”), a provider of premium, fresh prepared meals designed to promote weight management and healthy living. NuKitchen provides a full menu of fresh, restaurant-quality prepared meals delivered daily to customers.

In 2008, we also introduced the Flex program (“Nutrisystem Flex”), which is a 28-day program consisting of 20 days of food, our “weekends off” program, which provides a less restrictive option to meet the needs and lifestyle of an important segment of dieting consumers. Nutrisystem Flex includes a Recipe Book (Nutrisystem, My Way) and a Dining Out Guide to help consumers make healthy choices and stay within the program guidelines on their “flex” days.

Typically, our customers purchase monthly food packages of shelf-stable food containing 28 breakfasts, lunches, dinners and desserts, which they supplement with fresh dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. In certain instances, depending on the promotional offers available, customers can receive more than the typical 28 days of food. Most customers order through our Auto-Delivery feature. Our program is currently priced for as little as $11 per day. The food is shelf-stable at room temperature, making it relatively inexpensive to ship and store. On our website, customers can order food 24 hours a day, seven days a week.

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

Our food items have accounted for 99% of our revenues for each of the years ended December 31, 2009, 2008 and 2007, respectively. No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years. In January 2008, we expanded operations into Canada and in October 2009, we announced our Nutrisystem J Diet in Japan. Approximately 98% of our revenues for both the years ended December 31, 2009 and 2008 were generated in the United States.

Marketing

Marketing is a core competency that drives sales and builds the Nutrisystem brand. We have strong expertise in all facets of both offline and online marketing and utilize 360-degree, integrated marketing to drive profitable revenue in an efficient, effective way.

Offline Marketing. We believe Nutrisystem is one of the leading and most efficient offline direct response advertisers in the industry. We deploy a hybrid of proven direct response techniques to: 1) build brand equity and awareness; 2) encourage qualified customers to call or visit our website; and 3) deliver profitable sales. We track response to each advertisement through unique toll-free numbers and URLs and we deploy multi-channel campaigns to target new customers that include Internet, television, print, direct mail and telemarketing efforts. To reactivate lapsed customers and upsell to those already on our program, we utilize a combination of direct mail and telemarketing efforts which complements our other media advertising.

Online Marketing. Our online marketing strategy focuses on driving high-volume, cost-effective, qualified leads to our website with an emphasis on increasing both front-end and back-end conversion through constant testing and optimization. We are continually exploring new online opportunities as the market evolves, but focus the majority of our efforts on search optimization (paid and natural), affiliate management, portal relationships, large ad networks, strategic partnerships, targeted display media and internal/external email campaigns.

Public Relations. The consumer and business media outreach programs accentuate Nutrisystem as a leader and innovator in the weight loss category. Our public relations strategically complement offline and online marketing to increase top-of-mind awareness for Nutrisystem, as well as to foster positive word-of-mouth, in order to enhance purchase consideration of our product. The Nutrisystem brand, our marketing and product innovations, as well as celebrities who have lost weight on our program are regularly featured in top-tier media outlets such as: The Today Show, USA TODAY, People Magazine, Larry King Live, Access Hollywood, E! News and Forbes.com. We typically compensate our spokespersons based on their initial weight loss on our program and maintenance of the weight loss over time.

Ecommerce

As a leading ecommerce company and brand, we constantly strive to employ the latest tools and technology in order to drive increased performance of online customer conversion, retention and reactivation. We utilize our ecommerce platform to drive a highly-customizable and personalized user experience, as well as to effectively and efficiently manage day-to-day ecommerce business operations. In addition, we combine internal resources with external agencies in the development of our website information architecture, user interface and user experience. In order to optimize the key online business drivers, we continually perform usability testing and are constantly optimizing our website using a variety of sophisticated third party testing tools. Finally, we measure our online interaction with customers, along with broader website performance, via web analytics platforms and tools.

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes virtually all of them. Our weight loss program is also sold through QVC, a television home shopping network, which represented 5% of our revenue in 2009.

As of December 31, 2009 we employed approximately 95 weight loss counselors and 274 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors initiate some out-bound sales calls but primarily focus on in-bound calls and email. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents and counselors are available 24 hours per day, seven days a week. Sales agents are paid primarily on commission while counselors receive an hourly wage.

We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable temperaments to speak with our customers. Counselors are trained in our meal plan, our Internet chat service, email, motivational techniques and customer service problem solving. Sales agents are well-versed in explaining our program and working with our customers to determine the program that would best fit their needs in helping them reach their weight loss goals.

Customer Service

As of December 31, 2009, we employed approximately 114 customer service representatives. Customer service representatives are trained to handle in-bound calls and email from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to the arrival date of their order shipment, reporting of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are available from 8 a.m. to midnight E.T., Monday through Friday, and 8:30 a.m. to 5 p.m., E.T., on Saturday and Sunday. Customer service representatives are paid an hourly wage.

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

We operate an integrated network of distribution facilities that consist of two outsourced facilities. In 2008 and 2009, we undertook a complete review of our entire supply chain management function which enabled detailed studies on product cost improvements, vendor productivity, warehouse efficiencies and key cost center opportunities. This effort resulted in improvement in our inventory management and allowed for the reduction of our outsourced distribution facilities down to two – one located in Chambersburg, Pennsylvania and the other in Sparks, Nevada. While 100% of our fulfillment operations are currently outsourced to a third party provider, during 2009, more than 85% of our fulfillment was handled by this outsourced provider.

We have entered into a service agreement with our outside fulfillment provider, which provides for storage, handling and other services, pricing and minimum space commitments. The current contract expires on

December 17, 2014, but may be terminated sooner upon 180 days written notice. There are other outside fulfillment providers that could be utilized if needed and we are continually evaluating the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2009, approximately 99% of all direct customer orders were shipped within two business days of the date the order was received. In addition, we can ship to approximately 99% of the domestic population within five business days using standard ground transportation. This past year, we made capital investments in new material handling equipment and a new warehouse management system to target improvements in productivity, cost, quality and service.

Direct customers are not charged for their orders until the ordered product is shipped. We do not charge customers for shipping and handling on Auto-Delivery food orders provided customers take receipt of their second order. If a customer cancels before receipt of a second order or postpones his or her second order for more than 30 days, the customer will be charged for shipping and the difference in pricing for an Auto-Delivery order versus a non Auto-Delivery order.

Product Development

All of our foods and supplements are currently outsourced from more than 25 manufacturers or vendors. We have entered into supply agreements with many of these food vendors. The majority of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. All of these contracts may be terminated by us upon written notice, generally between 30 and 180 days. We anticipate meeting all annual purchase obligations.

In 2009, approximately 19% and 18%, respectively, of inventory purchases were from two suppliers. We have supply arrangements with these two vendors that require us to make certain minimum purchases. In 2008, these vendors supplied 19% and 15% of total purchases and in 2007 these vendors supplied 24% and 11% of total purchases.

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

Our Customers

Based on our customer data, our typical customer is female, approximately 48 years of age and weighs 188 lbs. Men comprised approximately 28% of our new customers in 2009 compared to 32% in 2008 and 31% in 2007. We believe that, on average, our customers want to lose approximately 44 lbs. over a period of time. Based on our customer surveys, we believe our typical customers tend to stay on our program for 10 to 11 weeks (including the one free week most customers obtain with their initial order), lose 1.0 to 2.0 pounds per week and have tried other popular diet programs. We believe that these surveys indicate a willingness to refer our program to others and that our customers value the following Nutrisystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow and stay on the program;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

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

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we secure that transaction by using the best available encryption technologies, including secure sockets layer, or SSL. Our customer data is protected against unauthorized access by security measures that meet or exceed all payment card industry and government guidelines. We employ a variety of industry leading technology providers including VeriSign, CyberSource and SecureWorks to further ensure the security of our credit card transactions and the safety of our customers’ personal information.

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

Employees

As of December 31, 2009, we had approximately 612 administrative, sales, counseling and customer service personnel, 27 employees dedicated to fulfillment and 41 employees in marketing. None of our employees is represented by a labor union, and we consider relations with our employees to be good.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2009 are as follows:

Name	Age	Position
Joseph M. Redling	51	Chairman, President and Chief Executive Officer

David D. Clark	45	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Chris Terrill	42	Executive Vice President, E-Commerce and Chief Marketing Officer

Scott A. Falconer	50	Executive Vice President, Operations

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

David D. Clark has served as our Chief Financial Officer, Treasurer and Secretary since November 2007 and in July 2008, the Board promoted Mr. Clark from the position of Senior Vice President, which he held since November 2007, to Executive Vice President. Prior to joining us, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc., a manufacturer of steel plate, from November 2006 through October 2007. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings, a publicly traded provider of digital wireless communications services, from its founding in 1997 through February 2006 and held the additional position of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000.

Chris Terrill has served as our Executive Vice President, E-Commerce and Chief Marketing Officer since June 2009. Prior to becoming Chief Marketing Officer, Mr. Terrill had served as our Senior Vice President, E-Commerce since January 2007. Prior to joining us, Mr. Terrill was Vice President of Product and Marketing at Blockbuster.com, the online division of Blockbuster, Inc., from December 2005 to July 2006. Before joining Blockbuster, Mr. Terrill spent six years with Match.com, including his last roles as Vice President of New Brands and Verticals, where he was responsible for the creation of Chemistry.com.

Scott A. Falconer has served as our Executive Vice President, Operations since June 2009. Prior to that, Mr. Falconer served as our Executive Vice President, Customer Management and Product Development since May 2008. Prior to joining us, Mr. Falconer held a number of positions at AOL, Inc., a global web services company, including Executive Vice President, AOL Mobile, Executive Vice President, Member Services and Chief Operating Officer, Member Services from 2002 through 2007.

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

Our marketing expenditures were $147.0 million, $175.0 million and $178.7 million in 2009, 2008 and 2007, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brand and our program;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

•	acquire cost-effective national television advertising;

•	select the right market, media and specific media vehicle in which to advertise; and

•	convert consumer inquiries into actual orders.

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

Food Manufacturers. We rely solely on third party manufacturers to supply all of the food and other products we sell. In 2009, approximately 19% and 18%, respectively, of inventory purchases were from two suppliers. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Nutrisystem brand.

Freight and Fulfillment. In 2009, more than 95% of our orders were shipped by one third party, United Parcel Service, or UPS, and more than 85% of our order fulfillment was handled by another third party, Ozburn-Hessey Logistics, or OHL. Should UPS or OHL be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing OHL or UPS on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet, Networking and Call Center. Our business also depends on a number of third parties for Internet access, networking and call center services, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our website or call center becomes unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brand and loss of sales.

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

In 2009, sales of our products through our relationship with the QVC Shopping Network accounted for 5% of our revenue. For 2010, we have a one-year contractual agreement with QVC with an automatic extension unless either party decides not to extend the agreement and a minimum level of sales has not been achieved for the year. Under the QVC agreement, QVC controls when and how often our products and services are offered on-air, and we are not guaranteed any minimum level of sales or transactions. QVC has the exclusive right in the United States, its possessions and territories, the United Kingdom and Germany to promote our products using home shopping television programs other than our own infomercials during the contract term and on a non-exclusive basis for two years thereafter. If QVC elects not to renew the agreement or reduces airtime for promoting our products, our operating profits will suffer and we will be prohibited from selling our products through competitors of QVC for six months after the termination of the agreement.

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

In January 2008, we expanded operations into Canada and entered Japan, through a partner, in October 2009. This expansion may be costly as we will be required to divert management time and resources and it could require us to adapt our program to conform to local cultures. We may not be successful in expanding into particular international markets and this expansion could expose our financial results to additional risks in the countries in which we operate. Financial results could be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs and political unrest.

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

Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our weight loss program and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

Our industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the Federal Trade Commission, or FTC, and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. We continue to be subject to these consent decrees, which restrict how we advertise the successes our customers have achieved in losing weight through the program and require us to include the phrase “results not typical” in advertisements. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising. Regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased subscriptions and product sales and, as a result, lower revenues and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease three locations in Horsham, Pennsylvania. The three Horsham locations total approximately 166,143 square feet of office space at a combined 2009 rent of $2.3 million. One lease in Horsham expires in 2010, the second in 2011 and the third in 2018. In October 2009, we signed a fourth lease in Fort Washington, Pennsylvania with approximately 119,767 square feet of office space which we do not yet occupy but intend to consolidate all of our administrative and call center operations into this space. This lease expires in 2022. We have additional fulfillment capacity in Chambersburg, Pennsylvania and Sparks, Nevada through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

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

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

	High	Low
2010 First Quarter (through February 25, 2010)	$31.90	$19.26

2009 First Quarter	$16.80	$10.28
2009 Second Quarter	15.92	13.20
2009 Third Quarter	18.25	13.25
2009 Fourth Quarter	33.54	14.58

2008 First Quarter	$30.62	$12.55
2008 Second Quarter	22.25	13.64
2008 Third Quarter	22.68	12.94
2008 Fourth Quarter	18.30	10.01

Holders

As of February 25, 2010, the Company had approximately 244 record holders of its common stock.

Dividends

Prior to 2008, we had not declared or paid any dividend since inception. We have paid a quarterly dividend of $0.175 per share beginning with the second quarter of 2008. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Other Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” to be filed in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2009	—	—	—	$113,831,389
November 1 – November 30, 2009	—	—	—	$113,831,389
December 1 – December 31, 2009	—	—	—	$113,831,389

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009, but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	For the period October 1, 2009 through December 31, 2009, does not include 4,470 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2004, for our common stock, the Russell 2000 Index and the Dow Jones Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock traded on the NASDAQ National Market until May 24, 2001. It then traded on the OTC Bulletin Board under the ticker symbol THIN.OB., the American Stock Exchange under the ticker symbol NSI and now trades on the NASDAQ Global Select Market under the ticker symbol NTRI.

Comparison of Cumulative Total Return Among Nutrisystem, Inc.,

THE DOW JONES CONSUMER SERVICES INDEX AND THE RUSSELL 2000 INDEX

		12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
☐	Nutrisystem, Inc.	$100	$1,264	$2,224	$947	$530	$1,118
Δ	Dow Jones Consumer Services Index	100	83	71	84	56	68
à	Russell 2000 Index	100	105	124	122	81	103

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2009		2008		2007		2006	2005
Statement of Operations Data:
Revenue	$527,731		$687,741		$776,767		$565,950	$210,161

Costs and expenses:
Cost of revenue	243,690		326,453		349,891		260,059	103,016
Marketing	147,017		175,027		178,700		118,150	47,327
General and administrative	77,389		87,605		79,435		52,221	24,691
Depreciation and amortization	16,294	(c)	8,508		5,812		2,464	700

Operating income from continuing operations	43,341		90,148		162,929		133,056	34,427
Other income (expense)	407		(1,145)		(39)		—	—
Equity and impairment loss	(4,000	)(b)	(9,458	)(b)	(800)		—	—
Interest income, net	106		454		3,728		3,591	846
Income taxes	10,818		33,572		60,871		50,969	13,567
Discontinued operation	(246)		(174)		(795	)(a)	(548)	(691)

Net income	$28,790		$46,253		$104,152		$85,130	$21,015

Basic income per common share:
Continuing operations	$0.94		$1.48		$3.05		$2.39	$0.66
Discontinued operation	(0.01)		(0.01)		(0.02)		(0.01)	(0.02)

Basic	$0.93		$1.47		$3.03		$2.38	$0.64

Diluted income per common share:
Continuing operations	$0.93		$1.46		$2.98		$2.30	$0.61
Discontinued operation	(0.01)		(0.01)		(0.02)		(0.01)	(0.02)

Diluted	$0.92		$1.45		$2.96		$2.29	$0.59

Weighted average shares outstanding:
Basic	29,458		30,684		34,397		35,800	32,898
Diluted	29,769		31,172		35,171		37,122	35,618

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$62,522	$38,309	$42,448	$80,278	$44,768
Working capital	103,341	78,448	103,349	134,049	65,470
Total assets	170,787	159,471	198,560	197,867	107,246
Non-current liabilities	1,550	1,298	1,006	831	254
Stockholders’ equity	128,963	115,825	141,502	145,302	78,966

(a)	In the fourth quarter of 2007, we committed to a plan to sell our subsidiary Slim and Tone LLC (“Slim and Tone”). This subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. In 2007, we recorded a pre-tax loss on disposal of $1,256, consisting of an impairment of goodwill and intangibles of $1,156 and a pre-tax loss of $100. See the discussion contained in Note 11 of the Notes to the Consolidated Financial Statements.
(b)	In June 2009, we abandoned our interest in Zero Technologies, LLC (“Zero Water”) as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4,000 was recorded during 2009 to write-off the remaining investment. During 2008, we recorded an equity loss of $2,975 for our share of Zero Water’s loss and the amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6,483 during 2008 to reduce the carrying value of the equity investment to its estimated fair value. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable.
(c)	During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets. The impairment was recorded to depreciation and amortization in the accompanying consolidated statement of operations. The impairment charge primarily resulted from management’s determination that the resources needed to grow a premium product in a down economy were unsustainable after conducting market tests during the fourth quarter of 2009, particularly with respect to the higher-end consumer segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

We provide weight management products and services. Our pre-packaged foods are sold to weight loss program participants directly primarily via the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network. In 2007 and prior, substantially all of our revenue was generated domestically. In January 2008, we expanded operations into Canada and, in October 2009, announced our Nutrisystem J Diet in Japan.

Revenue consists primarily of food sales. For the year ended December 31, 2009, the direct channel accounted for 94% of total revenue compared to 5% for QVC and 1% for the other channels. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to advertise across our media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

While 2009 proved to be very challenging from an economic perspective and pressured revenue growth, we continued our efforts to position ourselves for profitability and growth when the economy begins to recover. During 2009, we launched Nutrisystem D and Nutrisystem Jumpstart, commenced a comprehensive cost reduction program, including optimizing supply chain expenditures and right sizing general and administrative expenses, expanded the retail channel and entered into a licensing agreement with House Foods Corporation in Japan for the launch of the Nutrisystem J Diet. Additionally, nutrisystem.com was ranked #1 in Internet Retailer’s Food/Drug Category and #46 in the top 500 retail websites. The prestigious #1 spot in each category is awarded to the top performing website in its specialty and category. This is Nutrisystem’s first appearance in Internet Retailer’s Annual Top 500 Guide.

During 2009, we began marketing our Nutrisystem D program, a low-glycemic program specifically designed for those with type 2 diabetes who need to lose weight. Results from a clinical study conducted at the Temple University School of Medicine and published in the Journal of Postgraduate Medicine shows that a pre-packaged, portion controlled meal plan helped overweight individuals with type 2 diabetes lose up to 16 times more weight and experience greater reductions in their A1C levels as compared to the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. We funded this research study.

We agreed to offer our program at Costco through the use of prepaid program cards. Expanding further in the retail area, the Nutrisystem program is now offered at such large retailers as Walmart, Sam’s Club and

Walgreens. Each retailer offers its unique promotional package and pricing through the use of prepaid cards. Currently, Costco has continued to perform in accordance with our expectations, while the other retailers that offer our program have struggled to meet our expectations. We expect to discontinue offering our program at underperforming retailers by the second quarter of 2010 but will continually look at other major retailers to offer our program.

In October 2009, we announced the expansion of the Nutrisystem program in Japan with a fully localized and customized program to appeal to the Japanese market. In December 2009, we launched Nutrisystem Jumpstart, a program for men and women designed to help those who are looking to jumpstart their way to a healthier lifestyle. Nutrisystem Jumpstart showcased our 50 new foods and provided customers with extra tools and support to help them reach their weight-loss goals.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2009, 2008 and 2007 were $30.2 million, $47.6 million and $57.2 million, respectively. The reserve for returns incurred but not received and processed was $1.9 million and $2.1 million at December 31, 2009 and 2008, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2009, 2008 and 2007, we reduced cost of revenue by $2.3 million, $4.4 million and $5.3 million, respectively, for these rebates. A receivable of $1.5 million and $1.9 million at December 31, 2009 and 2008, respectively, has been recorded in receivables in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.2 million and $796,000 at December 31, 2009 and 2008, respectively.

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

General and Administrative Expense. General and administrative expense consists of compensation for administrative, information technology, counselors and customer service personnel, share-based payment arrangements, facility expenses, website development costs, professional service fees and other general corporate expenses.

Equity and Impairment Loss. Equity and impairment loss consists of our share of the earnings or losses and estimated impairment losses of our equity interests. In 2009, we abandoned our interest in Zero Water, as management determined that the business was no longer aligned with our current strategic direction. We held an approximate 27% fully diluted interest in Zero Water and had the ability to participate in the operations of Zero Water. The investment in Zero Water was accounted for using the equity method of accounting.

Interest Income, Net. Interest income, net consists of interest income earned on cash balances and marketable securities, net of interest expense.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the years ended 2009, 2008 and 2007, the direct channel represented 94%, 93% and 94%, respectively, of our revenue. Net sales through the direct channel were $495.4 million in 2009 compared to $639.0 million in

2008 and $727.6 million in 2007. The decrease in 2009 is primarily attributable to the decline in customer starts due to the weakening economy. Revenue is primarily generated through customer starts and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution via a Television Home Shopping Network

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In 2009, this channel represented 5% of our revenue as compared to 6% of our revenue in 2008 and 5% in 2007. On the QVC network, we reach a large audience in a 50-minute infomercial format that enables us to fully convey the benefits of the Nutrisystem diet programs. Under the terms of our agreement, QVC viewers purchase Nutrisystem products directly from QVC and are not directed to the Nutrisystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutrisystem brand. Net sales through QVC were $28.5 million in 2009, $41.6 million in 2008 and $41.1 million in 2007. The decrease in QVC sales can be primarily attributed to the weakening economy and the decrease in consumers’ discretionary spending.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
REVENUE	$527,731	$687,741	$(160,010)	-23%

COSTS AND EXPENSES:
Cost of revenue	243,690	326,453	(82,763)	-25%
Marketing	147,017	175,027	(28,010)	-16%
General and administrative	77,389	87,605	(10,216)	-12%
Depreciation and amortization	16,294	8,508	7,786	92%

Total costs and expenses	484,390	597,593	(113,203)	-19%

Operating income from continuing operations	43,341	90,148	(46,807)	-52%
OTHER INCOME (EXPENSE)	407	(1,145)	1,552	136%
EQUITY AND IMPAIRMENT LOSS	(4,000)	(9,458)	5,458	58%
INTEREST INCOME, net	106	454	(348)	-77%

Income from continuing operations before income taxes	39,854	79,999	(40,145)	-50%
INCOME TAXES	10,818	33,572	(22,754)	-68%

Income from continuing operations	29,036	46,427	(17,391)	-37%
LOSS ON DISCONTINUED OPERATION, net	(246)	(174)	(72)	-41%

Net income	$28,790	$46,253	$(17,463)	-38%

% of revenue
Gross margin	53.8%	52.5%
Marketing	27.9%	25.4%
General and administrative	14.7%	12.7%
Operating income from continuing operations	8.2%	13.1%

Revenue. Revenue decreased to $527.7 million in 2009 from $687.7 million in 2008. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy. Reactivation revenue in 2009 remained relatively flat compared to 2008. In 2009, direct revenue accounted for 94% of total revenue compared to 5% for QVC and 1% for the other channels. In 2008, the comparable percentages were 93%, 6% and 1%, respectively.

Costs and Expenses. Cost of revenue decreased to $243.7 million in 2009, from $326.5 million in 2008. Gross margin as a percent of revenue increased to 53.8% in 2009 from 52.5% in 2008. The increase in gross margin was primarily attributable to decreased food and freight costs.

Marketing expense decreased to $147.0 million in 2009 from $175.0 million in 2008. Marketing expense as a percent of revenue increased to 27.9% in 2009 from 25.4% in 2008. Substantially all of the marketing spending in 2009 promoted the direct business with an increased concentration on the launch of Nutrisystem D. The decrease in marketing is attributable to decreased spending for advertising media ($27.1 million), the production of television advertising ($552,000) and professional fees and talent ($542,000). These decreases offset increased spending in marketing consulting ($621,000). In total, media spending was $126.5 million in 2009 and $153.6 million in 2008.

General and administrative expense decreased to $77.4 million in 2009 from $87.6 million in 2008 and as a percent of revenue increased to 14.7% in 2009 from 12.7% in 2008. The decrease in spending is primarily attributable to lower compensation and benefits and temporary help ($8.3 million) and decreased professional, outside and computer services ($1.7 million) due to our focus on cost containment. Telephone and internet costs also decreased ($1.1 million) due to lower rates. These decreases were partially offset by charges ($2.0 million) in order to streamline work processes and right size our organization.

Depreciation and amortization expense increased to $16.3 million in 2009 from $8.5 million in 2008 due to increased capital expenditures related to our website and the amortization expense ($516,000) and impairment charge ($4.5 million) recorded for goodwill and intangible assets associated with the NuKitchen acquisition. The impairment charge primarily resulted from management’s determination that the resources needed to grow a premium product in a down economy were unsustainable after conducting market tests during the fourth quarter of 2009, particularly with respect to the higher-end consumer segment.

Other Income (Expense). Other income (expense) primarily represents the favorable impact of changes in the Canadian dollar during 2009 as compared to 2008.

Equity and Impairment Loss. In 2009, we abandoned our interest in Zero Water, as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4.0 million was recorded including the write-off of the remaining investment.

An equity loss of $3.0 million was recorded during 2008 for our share of Zero Water’s loss and for the amortization expense for the difference between the cost and the underlying equity in the net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6.5 million to reduce the carrying value of the equity investment to its estimated fair value during the fourth quarter of 2008. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance, coupled with the current non-strategic business direction of Zero Water and the overall general economic decline, which indicated that the full carrying value of the equity investment was not recoverable.

Interest Income, Net. Interest income, net decreased to $106,000 in 2009 from $454,000 in 2008 primarily due to lower interest rates.

Income Taxes. In 2009, we recorded income tax expense of $10.8 million, which reflects an effective tax rate of 27.1%. In 2008, we recorded $33.6 million of income tax expense for the reporting period. The effective tax rate in 2008 was 42.0%. The decrease is primarily related to our abandonment of our investment in Zero Water. This abandonment will provide a current year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and will reduce 2009 income tax payments by approximately $5.0 million. The reduction in income tax payments resulted in a similar decrease in income tax expense in 2009, including a reversal of a $3.7 million valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges not previously considered realizable.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
REVENUE	$687,741	$776,767	$(89,026)	-11%

COSTS AND EXPENSES:
Cost of revenue	326,453	349,891	(23,438)	-7%
Marketing	175,027	178,700	(3,673)	-2%
General and administrative	87,605	79,435	8,170	10%
Depreciation and amortization	8,508	5,812	2,696	46%

Total costs and expenses	597,593	613,838	(16,245)	-3%

Operating income from continuing operations	90,148	162,929	(72,781)	-45%
OTHER EXPENSE	(1,145)	(39)	(1,106)	-2836%
EQUITY AND IMPAIRMENT LOSS	(9,458)	(800)	(8,658)	-1082%
INTEREST INCOME, net	454	3,728	(3,274)	-88%

Income from continuing operations before income taxes	79,999	165,818	(85,819)	-52%
INCOME TAXES	33,572	60,871	(27,299)	-45%

Income from continuing operations	46,427	104,947	(58,520)	-56%
LOSS ON DISCONTINUED OPERATION, net	(174)	(795)	621	78%

Net income	$46,253	$104,152	$(57,899)	-56%

% of revenue
Gross margin	52.5%	55.0%
Marketing	25.4%	23.0%
General and administrative	12.7%	10.2%
Operating income from continuing operations	13.1%	21.0%

Revenue. Revenue decreased to $687.7 million in 2008 from $776.8 million in 2007. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy. In 2008, direct revenue accounted for 93% of total revenue compared to 6% for QVC and 1% for the other channels. In 2007, the comparable percentages were 94%, 5% and 1%, respectively.

Costs and Expenses. Cost of revenue decreased to $326.5 million in 2008, from $349.9 million in 2007. Gross margin as a percent of revenue decreased to 52.5% in 2008 from 55.0% in 2007. The decrease in gross margin was primarily attributable to increased food and freight costs. We are continuing to experience pressure on gross margins but are focusing on these costs and are working on a full supply chain optimization effort. In addition, we increased prices on October 1, 2008, to help mitigate these pressures during 2009.

Marketing expense decreased to $175.0 million in 2008 from $178.7 million in 2007. Marketing expense as a percent of revenue increased to 25.4% in 2008 from 23.0% in 2007. Substantially all of the marketing spending promoted the direct business, and the decrease in marketing is attributable to decreased spending for advertising media ($9.1 million) and professional fees and talent ($629,000) which offset increased spending in production of television advertising ($4.9 million) and an increase in marketing compensation and benefit costs ($996,000). In total, media spending was $153.6 million in 2008 and $162.7 million in 2007. During 2008, we tested a number of different promotional offers to see what drove the best response rate in the current economy. These tests, while impacting the 2008 marketing expense, will provide valuable insight into 2009.

General and administrative expense increased to $87.6 million in 2008 from $79.4 million in 2007 and as a percent of revenue increased to 12.7% in 2008 from 10.2% in 2007. The increase in spending is primarily attributable to higher compensation and benefits costs ($953,000) due to the hiring of new executive officers in late 2007 and 2008; increased professional, outside and computer services ($7.6 million) in part for maintenance and support of our ecommerce website; and costs associated with certain cost savings initiatives ($1.4 million). We successfully launched our new ecommerce platform during 2008, which increased the computer services expense after the development work on our website was completed.

Depreciation and amortization expense increased to $8.5 million in 2008 from $5.8 million in 2007 due to increased capital expenditures on our website and the amortization expense associated with the NuKitchen acquisition in July 2008.

Other Expense. Other expense primarily represents the realized gains and losses from foreign currency transactions and translations.

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

Interest Income, Net. Interest income, net decreased to $454,000 in 2008 from $3.7 million in 2007 primarily due to lower cash and marketable securities balances and lower interest rates. Any excess cash in 2008 was invested in treasury and money market accounts as compared to marketable securities in 2007.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2009, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate additional requirements for capital expenditures due to an anticipated office move during 2010.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Fulfillment and food purchase obligations	$176.9	$45.1	$86.7	$44.6	$0.5
Operating leases	36.7	2.1	5.2	6.1	23.3

	$213.6	$47.2	$91.9	$50.7	$23.8

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. Additionally, the Company has entered into an agreement with our outside fulfillment provider which contains minimum space requirements. The Company anticipates it will meet all annual purchase obligations.

In October 2007, the Company executed a credit agreement with a group of lenders that provides for a $200 million unsecured revolving credit facility. No amounts were outstanding under this credit facility at December 31, 2009, but the Company is subject to 0.15% per annum unused fee payable quarterly.

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

At December 31, 2009, we had net working capital of $103.3 million, an increase of $24.9 million from the $78.4 million net working capital balance at December 31, 2008. Cash and cash equivalents at December 31, 2009 were $32.2 million, a decrease of $6.1 million from the balance of $38.3 million at December 31, 2008. In addition, we had $30.3 million invested in marketable securities at December 31, 2009. We did not have any investments in marketable securities at December 31, 2008. Our principal source of liquidity during this period was cash flow from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. During 2008, we drew down and repaid $35.0 million under this facility. As of December 31, 2009, no amounts were outstanding. We currently have no off-balance sheet financing arrangements.

In the year ended December 31, 2009, we generated cash flows of $57.5 million from operations, a decrease of $34.8 million from 2008. The decrease in cash flow from operations is primarily attributable to lower net income and non-cash working capital changes, which offset increases in deprecation and amortization and share based expense.

In the year ended December 31, 2009, net cash used in investing activities was $38.6 million, primarily due to investments in marketable securities of $30.3 million and spending on capital expenditures of $8.4 million. We are continuing to invest in our ecommerce platform and web initiatives which will allow us to enhance our sales efforts and be more efficient in testing and in offering new promotional programs.

In the year ended December 31, 2009, net cash used in financing activities was $25.0 million and consisted of the repurchase of 132,200 shares of common stock for an aggregate purchase price of $1.9 million and the payment of dividends of $21.4 million.

In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock. In February 2007, our Board of Directors authorized a repurchase program of up to $200 million of outstanding shares of common stock and, in October 2007, authorized the repurchase of an additional $100 million of outstanding shares of common stock. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs may be limited or terminated by us at any time without prior notice. The repurchased shares have been retired. As of December 31, 2009, an additional $113.8 million was authorized to be purchased under the existing repurchase programs.

The Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 16, 2009, May 18, 2009, August 17, 2009 and November 16, 2009. Subsequent to December 31, 2009, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 22, 2010 to shareholders of record as of March 11, 2010. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued an accounting pronouncement clarifying that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The pronouncement was effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. Effective January 1, 2009, the nonvested shares issued under the Company’s equity incentive plans were a second class of stock for purposes of EPS calculations. This resulted in lower income allocations to the Company’s common stock and impacted its reported diluted income per common share by $0.05 in 2009 and $0.03 in 2008. There was no impact in 2007. Prior period income per share data was adjusted to conform to the provisions of this pronouncement. The adoption of the pronouncement did not have any impact on the Company’s consolidated financial position and results of operations.

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

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at December 31, 2009 and our cash and cash equivalents at that date of $32.2 million were maintained in bank accounts. Additionally, we invested $30.3 million in marketable securities, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 40 through 63 hereto and is incorporated by reference herein.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2009. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 38.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2010

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

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2010 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 40 of this Annual Report.

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 64 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2010

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,198	$38,309
Marketable securities	30,324	—
Receivables	13,057	17,200
Inventories, net	52,012	50,986
Prepaid income taxes	2,420	3,714
Deferred income taxes	2,756	1,651
Other current assets	10,682	8,611
Current assets of discontinued operation	166	325

Total current assets	143,615	120,796
FIXED ASSETS, net	21,164	24,312
EQUITY INVESTMENT	—	4,000
GOODWILL	—	2,717
IDENTIFIABLE INTANGIBLE ASSETS, net	250	2,590
OTHER ASSETS	5,758	5,056

	$170,787	$159,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,488	$31,448
Accrued payroll and related benefits	1,097	2,150
Deferred revenue	3,853	4,964
Other accrued expenses and current liabilities	2,653	3,743
Current liabilities of discontinued operation	183	43

Total current liabilities	40,274	42,348
NON-CURRENT LIABILITIES	1,550	1,298

Total liabilities	41,824	43,646

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,949,784 at December 31, 2009 and 30,784,920 at December 31, 2008)	29	29
Additional paid-in capital	6,515	—
Retained earnings	122,503	115,771
Accumulated other comprehensive (loss) income	(84)	25

Total stockholders’ equity	128,963	115,825

	$170,787	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUE	$527,731	$687,741	$776,767

COSTS AND EXPENSES:
Cost of revenue	243,690	326,453	349,891
Marketing	147,017	175,027	178,700
General and administrative	77,389	87,605	79,435
Depreciation and amortization	16,294	8,508	5,812

Total costs and expenses	484,390	597,593	613,838

Operating income from continuing operations	43,341	90,148	162,929
OTHER INCOME (EXPENSE)	407	(1,145)	(39)
EQUITY AND IMPAIRMENT LOSS (NOTE 6)	(4,000)	(9,458)	(800)
INTEREST INCOME, net	106	454	3,728

Income from continuing operations before income taxes	39,854	79,999	165,818
INCOME TAXES	10,818	33,572	60,871

Income from continuing operations	29,036	46,427	104,947

DISCONTINUED OPERATION (NOTE 11):
Loss on discontinued operation, net of income tax benefit of $144 in 2009, $102 in 2008 and $461 in 2007	(246)	(174)	(795)

Net income	$28,790	$46,253	$104,152

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.94	$1.48	$3.05
Net loss from discontinued operation	(0.01)	(0.01)	(0.02)

Net income	$0.93	$1.47	$3.03

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.93	$1.46	$2.98
Net loss from discontinued operation	(0.01)	(0.01)	(0.02)

Net income	$0.92	$1.45	$2.96

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,458	30,684	34,397
Diluted	29,769	31,172	35,171

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, January 1, 2007	35,878,856	$35	$60,355	$—	$84,912	$145,302
Net income	—	—	—	—	104,152	104,152
Foreign currency translation adjustment	—	—	—	15	—	15

Total comprehensive income						104,167
Share-based expense	20,770	—	4,562	—	—	4,562
Exercise of stock options	412,076	1	1,930	—	—	1,931
Tax benefit from stock option exercises	—	—	7,317	—	—	7,317
Purchase and retirement of common shares	(2,799,031)	(3)	(74,164)	—	(47,610)	(121,777)

BALANCE, December 31, 2007	33,512,671	33	—	15	141,454	141,502
Net income	—	—	—	—	46,253	46,253
Foreign currency translation adjustment	—	—	—	10	—	10

Total comprehensive income						46,263
Share-based expense	119,707	—	7,793	—	—	7,793
Exercise of stock options	659,518	1	1,021	—	—	1,022
Tax benefit from equity compensation awards	—	—	2,581	—	—	2,581
Cash dividends	—	—	—	—	(16,251)	(16,251)
Purchase and retirement of common shares	(4,907,323)	(5)	(11,395)	—	(55,685)	(67,085)

BALANCE, December 31, 2008	29,384,573	29	—	25	115,771	115,825
Net income	—	—	—	—	28,790	28,790
Foreign currency translation adjustment	—	—	—	(96)	—	(96)
Unrealized loss on marketable securities, net of tax	—	—	—	(13)	—	(13)

Total comprehensive income						28,681
Share-based expense, net	255,082	—	7,704	—	—	7,704
Exercise of stock options	119,806	—	563	—	—	563
Equity compensation awards, net	—	—	(450)	—	—	(450)
Cash dividends	—	—	—	—	(21,421)	(21,421)
Purchase and retirement of common shares	(132,200)	—	(1,302)	—	(637)	(1,939)

BALANCE, December 31, 2009	29,627,261	$29	$6,515	$(84)	$122,503	$128,963

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,790	$46,253	$104,152
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operation	246	174	795
Depreciation and amortization	16,294	8,508	5,812
Loss (gain) on disposal of fixed assets	113	(71)	303
Share–based expense	9,382	7,978	4,270
Deferred income tax (benefit) expense	(2,531)	493	(1,887)
Equity and impairment loss	4,000	9,458	800
Changes in operating assets and liabilities:
Accrued interest income	—	19	590
Receivables	4,199	1,840	(1,886)
Inventories	(929)	31,237	(10,110)
Other assets	(2,431)	3,248	(3,878)
Accounts payable	949	(13,970)	779
Accrued payroll and related benefits	(1,054)	245	547
Deferred revenue	(1,111)	4,964	—
Income taxes	2,475	(6,664)	5,728
Other accrued expenses and liabilities	(825)	(1,231)	1,381

Net cash provided by operating activities of continuing operations	57,567	92,481	107,396
Net cash (used in) provided by operating activities of discontinued operation	(103)	(192)	513

Net cash provided by operating activities	57,464	92,289	107,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(30,344)	—	(178,800)
Sales of marketable securities	—	1,750	243,250
Cash paid for acquisition of business	—	(5,717)	—
Capital additions	(8,352)	(11,624)	(18,703)
Proceeds from the sale of fixed assets	125	1,120	—
Purchase of equity investment	—	—	(14,258)

Net cash (used in) provided by investing activities of continuing operations	(38,571)	(14,471)	31,489
Net cash provided by investing activities of discontinued operation	—	—	1,650

Net cash (used in) provided by investing activities	(38,571)	(14,471)	33,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	35,000	—
Repayments of borrowings under credit facility	—	(35,000)	—
Exercise of stock options	563	1,022	1,931
Equity compensation awards, net	(2,170)	2,184	7,317
Debt issuance costs	—	—	(814)
Repurchase and retirement of common stock	(1,939)	(67,085)	(121,777)
Payment of dividends	(21,421)	(16,251)	—

Net cash used in financing activities of continuing operations	(24,967)	(80,130)	(113,343)
Net cash used in financing activities of discontinued operation	—	—	(300)

Net cash used in financing activities	(24,967)	(80,130)	(113,643)

Effect of exchange rate changes on cash and cash equivalents	(193)	(247)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,267)	(2,559)	27,405
CASH AND CASH EQUIVALENTS, beginning of year	38,631	41,190	13,785
CASH AND CASH EQUIVALENTS, end of year	32,364	38,631	41,190

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of year	166	322	511

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of year	$32,198	$38,309	$40,679

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers weight-loss programs based on nutritious, portion-controlled, lower Glycemic Index prepared meals. The Company’s pre-packaged foods are sold to weight loss program participants directly primarily via the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network. In 2007 and prior, substantially all of the Company’s revenue was generated domestically. In January 2008, the Company expanded operations into Canada. In 2009 and 2008, Canada generated $9,164 and $11,189, respectively, in revenue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2009 and December 31, 2008, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

As of December 31, 2009, marketable securities consist of investments in a publicly traded bond fund that holds short-term U.S. government securities with original maturities of greater than three months. The Company classifies these as available-for-sale securities. The marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of related tax effects. As of December 31, 2008, the Company did not hold any marketable securities.

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2009.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $1,179 and $796 at December 31, 2009 and 2008, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,454 and $10,397 at December 31, 2009 and 2008, respectively.

Equity Investment

The Company held an approximately 27% fully diluted interest in Zero Technologies, LLC (“Zero Water”), a manufacturer of patented water filters, and had the ability to participate in the operations of Zero Water. The investment in Zero Water was accounted for using the equity method of accounting and was classified as equity investment in the accompanying consolidated balance sheets. The Company’s investment was initially recorded at cost and subsequently adjusted by the Company’s share of Zero Water’s loss subsequent to the purchase and any additional contributions made or distributions received.

The Company periodically reviewed the carrying value of its investment in Zero Water to determine if circumstances existed indicating impairment to the carrying value of the investment. The Company’s estimate of fair value took into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. This determination required significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimates could impact the determination of whether an impairment existed. To the extent impairment occurred, the loss was measured as the excess of the carrying amount of the property over the fair value of the property. In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction and an equity and impairment loss of $4,000 was recorded to write-off the remaining investment (see Note 6).

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill arose from the acquisition of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”) in July 2008 (see Note 5). Identifiable intangible assets represented trademarks, customer lists and technology acquired in the transaction. Goodwill represented the excess of the purchase price over the net tangible and identifiable intangible assets acquired of NuKitchen. The Company did not amortize goodwill due to its indefinite life, but management reviewed this at least annually for impairment. The other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives.

The Company conducted its annual impairment test of goodwill during the fourth quarter of 2009. The test resulted in the recognition of an impairment charge of $4,541, which consists of $2,717 of goodwill and $1,824 of identifiable intangible assets which is included in depreciation and amortization in the accompanying consolidated statement of operations (see Note 5).

Valuation of Long-Lived and Intangible Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long-lived and intangible assets are properly valued. These assets consist of fixed assets and acquired identifiable intangibles. The Company uses methodologies including evaluations based on the discounted cash flows generated by the underlying assets or other determinants of fair value. As of December 31, 2009 and 2008, respectively, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at exchange rates as of the financial statement date and revenues and expenses are translated at average exchange rates prevailing during the respective periods. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as other income (expense) in the accompanying consolidated statements of operations and were $407 of income in 2009 and $1,155 of expense in 2008.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. This transfer occurs upon shipment. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Deferred revenue consists primarily of unredeemed prepaid program cards, unshipped frozen foods and promotional offers. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

The Company sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $5,193, $5,019 and $5,060 in 2009, 2008 and 2007, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2009, approximately 19% and 18%, respectively, of inventory purchases were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases. In 2008, these vendors supplied approximately 19% and 15%, respectively, of inventory purchases and in 2007, approximately 24% and 11% of total purchases (see Note 8).

While the Company currently outsources 100% of its fulfillment operations to a third party provider, during 2009, 2008 and 2007, more than 85% of its fulfillment operations was handled by this third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $1,478 and $1,870 at December 31,

2009 and 2008, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $126,534, $153,610 and $162,691 in 2009, 2008 and 2007, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2009 and 2008, $3,529 and $2,066, respectively, of costs have been prepaid for future advertisements and promotions.

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

Earnings Per Share

Effective January 1, 2009, the Company adopted an accounting pronouncement which required the Company to use the two-class method to calculate earnings per share (“EPS”) as the unvested shares issued under the Company’s equity incentive plans were participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. This resulted in lower income allocations to the Company’s common stock and impacted its reported diluted income per common share by $0.05 in 2009 and $0.03 in 2008. There was no impact in 2007. Prior period income per share data was adjusted to conform to the provisions of this pronouncement. The adoption of the pronouncement did not have any impact on the Company’s consolidated financial position and results of operations.

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Income from continuing operations	$29,036	$46,427	$104,947
Income allocated to unvested restricted stock	(1,277)	(1,063)	—

Income from continuing operations allocated to common shares	27,759	45,364	104,947
Loss on discontinued operation	(246)	(174)	(795)

Net income allocated to common shares	$27,513	$45,190	$104,152

Weighted average shares outstanding:
Basic	29,458	30,684	34,397
Effect of dilutive stock options and unvested restricted stock	311	488	774

Diluted	29,769	31,172	35,171

Basic income per common share:
Income from continuing operations	$0.94	$1.48	$3.05
Net loss from discontinued operation	(0.01)	(0.01)	(0.02)

Net income	$0.93	$1.47	$3.03

Diluted income per common share:
Income from continuing operations	$0.93	$1.46	$2.98
Net loss from discontinued operation	(0.01)	(0.01)	(0.02)

Net income	$0.92	$1.45	$2.96

In 2009, 2008 and 2007, common stock equivalents from stock options and unvested restricted stock representing 527,891, 604,545 and 89,794 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $11,449, $36,784 and $48,742 in 2009, 2008, and 2007, respectively. Interest payments in 2009, 2008 and 2007 were $304, $352 and $0, respectively.

Recently Issued Accounting Pronouncements

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

Reclassifications

Effective January 1, 2009, the Company revised the classification of sales commissions in the accompanying consolidated statements of operations. Such amounts are now classified as general and administrative expenses versus cost of revenues as classified historically. Prior period sales commissions have been revised to conform to the current classification. Total commissions for both 2008 and 2007 were approximately 2% of net revenues. Certain additional items have also been reclassified for consistency purposes.

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$32,198	$—	$—	$32,198
U.S. government bond fund	30,344	—	20	30,324

	$62,542	$—	$20	$62,522

At December 31, 2008, cash and cash equivalents of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$14,828	$—	$—	$14,828
Money market funds	23,481	—	—	23,481

	$38,309	$—	$—	$38,309

4.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2009	2008
Furniture and fixtures	$3,624	$3,591
Computer hardware and software	32,859	27,158
Equipment	3,222	5,678
Leasehold improvements	2,726	4,229

	42,431	40,656
Accumulated depreciation	(21,267)	(16,344)

	$21,164	$24,312

Depreciation and amortization expense was $11,237, $8,098 and $5,812 in 2009, 2008 and 2007, respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

On July 1, 2008, the Company acquired certain assets of NuKitchen, a provider of premium, fresh prepared meals designed to promote weight management and healthy living. The total purchase price of $5,717 was allocated to identifiable intangible assets ($3,000) and goodwill ($2,717).

The Company conducted its annual impairment test of goodwill during the fourth quarter of 2009. The test resulted in the recognition, during the fourth quarter of 2009, of a goodwill impairment charge of $2,717. Additionally, the Company recorded impairment charges of $1,824 for identifiable intangible assets. The Company used a combination of income and market based approaches to estimate the fair value. The impairment was recorded to depreciation and amortization in the accompanying consolidated statement of operations. The impairment charge primarily resulted from management’s determination that the resources needed to grow a premium product in a down economy were unsustainable after conducting market tests during the fourth quarter of 2009, particularly with respect to the higher-end consumer segment.

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists	$500	$500	$—	$500	$250	$250
Trademark	1,800	1,550	250	1,800	90	1,710
Technology	700	700	—	700	70	630

Total	$3,000	$2,750	$250	$3,000	$410	$2,590

The identifiable intangible assets are amortized on a straight-line basis. Amortization expense for 2009 (including the goodwill and intangible asset impairment charge of $4,541) and 2008 (for the period from the acquisition date through December 31, 2008) was $5,057 and $410, respectively. The remaining $250 trademark will be amortized over five years.

6.	EQUITY INVESTMENT

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

In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction. An equity and impairment loss of $4,000 was recorded to write-off the remaining investment. An equity loss of $2,975 and $800 was recorded in 2008 and 2007 (subsequent to the initial investment), respectively, for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

7.	CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). During 2008, the Company drew down and repaid the Credit Facility in the amount of $35,000. No amounts were borrowed during 2009. There were no amounts outstanding as of December 31, 2009 or 2008.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During 2009 and 2008, the Company paid $0 and $49 in interest, respectively, and $304 and $303 in an unused line fee, respectively. Interest payments and unused lines fees are classified as interest income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of December 31, 2009, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2009, the Company had $448 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at December 31, 2009 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its warehouse, corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2009:

2010	$2,072
2011	2,301
2012	2,957
2013	3,012
2014	3,067
Thereafter	23,339

$36,748

Total rent expense for 2009, 2008 and 2007 was $3,269, $2,732 and $2,334, respectively.

Litigation

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

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase obligations.

9.	STOCKHOLDERS’ EQUITY

Common Stock

In 2007, the Company issued 412,076 shares of common stock upon the exercise of common stock options and received proceeds of $1,931. Additionally, 15,860 shares of restricted stock vested. Also, in 2007, the Company issued 4,910 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $283.

In 2008, the Company issued 659,518 shares of common stock upon the exercise of common stock options and received proceeds of $1,022. Additionally, 94,865 shares of restricted stock vested. Included in the number of shares vested for 2008 were 24,422 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2008, the Company issued 49,264 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $735. During the quarters ended June 30, September 30 and December 31, 2008, the Company paid a dividend of $0.175 per share to all shareholders of record.

In 2009, the Company issued 119,806 shares of common stock upon the exercise of common stock options and received proceeds of $563. Additionally, 334,350 shares of restricted stock vested. Included in the number of shares vested for 2009 were 118,307 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2009, the Company issued 39,039 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $538. The fair value of the common stock issued in 2009 to board members and spokespersons was $580. During each of the four quarters of 2009, the Company paid a dividend of $0.175 per share to all shareholders of record. Subsequent to December 31, 2009, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 22, 2010 to shareholders of record as of March 11, 2010.

In August 2006, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock. In February 2007, a repurchase program of up to $200,000 of outstanding shares of common stock was authorized and in October 2007, an additional $100,000 was authorized. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by the Board of Directors until March 31, 2011. The programs also may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. In 2008, the Company purchased and retired 4,907,323 shares of common stock for an aggregate cost of $67,085. In 2007, the Company purchased and retired 2,799,031 shares of common stock for an aggregate cost of $121,777. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. As of December 31, 2009, the Company was authorized to purchase an additional $113,831 under the existing repurchase programs.

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

10.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$12,599	$30,946	$56,815
State	458	2,489	5,838
Foreign	292	(356)	105

	13,349	33,079	62,758

Deferred:
Federal	607	(3,230)	(1,976)
State	611	(26)	89
Valuation allowance	(3,749)	3,749	—

	(2,531)	493	(1,887)

	$10,818	$33,572	$60,871

The income tax benefit attributable to discontinued operation consists of the following:

	Year Ended December 31,
	2009	2008	2007
Discontinued operation	$(144)	$(102)	$(461)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and foreign income taxes, net of federal benefit	1.4	2.2	2.2
Tax exempt income	—	(0.2)	(0.6)
Other	(0.2)	0.3	0.1
Valuation allowance	(9.1)	4.7	—

	27.1%	42.0%	36.7%

The Company recognized an (increase)/decrease in taxes payable of ($450), $2,581 and $7,317 in 2009, 2008 and 2007, respectively, from the exercise of certain stock options and restricted stock and payment of certain dividends and recorded these amounts as decreases and increases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Reserves and accruals	$1,710	$1,673
Zero Water capital loss carryforward	—	3,749
Goodwill/Intangible assets	2,456	890
Net operating loss carryforward	661	784
Property and equipment	240	1,131
Other	2,270	1,462

	7,337	9,689
Valuation allowance	—	(3,749)

Net deferred tax asset	7,337	5,940
Deferred tax liability	—	—

	$7,337	$5,940

At December 31, 2009, the net deferred tax asset of $7,337 is comprised of $2,756 included in current assets and $4,581 included in other assets in the accompanying consolidated balance sheet. At December 31, 2008, the net deferred tax asset of $5,940 is comprised of $1,651 included in current assets and $4,289 included in other assets in the accompanying consolidated balance sheet. At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $10,163 and $12,065, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2020.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize its deferred tax assets. In 2008, the Company recorded a valuation allowance of $3,749 related to its impairment of its investment in Zero Water since the character of the deduction could be a capital item and there was no history of generating capital gains. In 2009, the Company abandoned its investment in Zero Water (see Note 6) which will provide the Company with a current year income tax deduction for its entire original $14,258 tax basis investment in Zero Water. This reduced 2009 federal income tax payments by approximately $4,990. This reduction in ordinary income tax payments resulted in a similar decrease in income tax expense for the year ended December 31, 2009 including a reversal of a $3,749 valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges. These Zero Water losses and impairment charges were considered realizable during the year ended December 31, 2009 due to the terms of the abandonment which changed the tax loss from capital to ordinary which the Company believes is more likely than not to realize.

The total amount of gross unrecognized tax benefits as of December 31, 2009 and 2008 was $1,375 and $1,193, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $893 and $775, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense. During 2009 and 2008, the Company recognized $70 and $61, respectively, in interest and penalties. The Company’s federal income tax returns for 2006 through 2009 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2009. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of year	$1,193	$929
Increase related to current year tax positions	182	287
Decrease due to lapse of statute of limitations	—	(23)

Balance at end of year	$1,375	$1,193

11.	DISCONTINUED OPERATION

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone and this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The plan to sell was not completed and operations have ceased as of December 31, 2009. Slim and Tone had revenues of $65, $277 and $723 and pre-tax losses of $390, $276 and $100 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, in 2007, an impairment of $1,156 pre-tax was included in the loss from discontinued operations.

12.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan authorize up to 1,000,000, 5,600,000 and 2,700,000 shares of common stock, respectively, for issuance. At December 31, 2009, options to purchase 1,648,093 shares were available for grant under these plans.

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

The following table summarizes the options granted, exercised and cancelled in 2007, 2008 and 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,365,328	$3.97
Exercised	(412,076)	4.69
Forfeited	(29,168)	21.23

Outstanding, December 31, 2007	924,084	3.10
Exercised	(659,518)	1.55
Forfeited	(11,500)	23.38

Outstanding, December 31, 2008	253,066	6.24
Exercised	(119,806)	4.70
Forfeited	(5,500)	23.79

Outstanding, December 31, 2009	127,760	$6.92	4.06	$3,103

Exercisable at December 31, 2009	127,760	$6.92	4.06	$3,103

In 2009, the Company did not record any pre-tax compensation charges for stock option awards as all outstanding awards were fully vested. In 2008 and 2007, the Company recorded pre-tax compensation charges of $402 and $1,764, respectively. There were no option grants in 2009, 2008 or 2007. The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $1,352, $10,072 and $21,822, respectively.

In 2009 and 2008, the Company authorized the issuance of 30,618 and 31,794 shares of common stock as compensation to the Board of Directors resulting in compensation expense of $455 and $455, respectively. In addition, in 2009, 2008 and 2007, the Company issued a total of 8,421, 17,470 and 4,910 shares of common stock, respectively, to non-employees for services. The value of the shares issued was $125, $250 and $250 in 2009, 2008 and 2007, respectively. The stock-based compensation costs were recorded in marketing and general and administrative expenses in 2009, 2008 and 2007 in the accompanying consolidated statements of operations.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2007	39,650	$45.67
Granted	424,119	44.96
Vested	(15,860)	43.65
Forfeited	(4,721)	60.73

Nonvested, December 31, 2007	443,188	44.91
Granted	1,131,105	17.36
Vested	(94,865)	44.25
Forfeited	(79,081)	36.22

Nonvested, December 31, 2008	1,400,347	23.19
Granted	515,653	14.96
Vested	(334,350)	23.32
Forfeited	(264,627)	22.15

Nonvested, December 31, 2009	1,317,023	$20.12

The Company recorded compensation expense of $8,844, $6,950 and $2,515 in the accompanying consolidated statements of operations for 2009, 2008 and 2007, respectively, in connection with the issuance of the restricted shares and restricted stock units. As of December 31, 2009, there was $19,994 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

During 2009, the Company granted 5,500 restricted stock units. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The weighted-average grant date fair value for these restricted stock units was $14.84. All remain outstanding and unvested as of December 31, 2009.

Certain of the Company’s share-based payment arrangements were held by non-employee consultants. These stock options were accounted for as liability awards. The fair value of these awards was estimated using the Black-Scholes option pricing model and was remeasured at each financial statement date until the award settled or expired. During 2008 and 2007, the Company reduced expense by $109 and $292, respectively, based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of December 31, 2009 and 2008, no options to non-employee consultants were outstanding.

13.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution for 2008 and 2007. Effective June 1, 2009, the Company elected to suspend its matching contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2009, 2008 and 2007 were $452, $1,055 and $986, respectively.

Effective April 1, 2010, the Company plans to reinstate their matching contribution of 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution.

14.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,074	$2,860	$2,550
Provision for estimated returns	30,200	47,578	57,163
Actual returns	(30,424)	(48,364)	(56,853)

Balance at end of year	$1,850	$2,074	$2,860

15.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
2009:
Revenue	$162,690	$131,813	$127,031	$106,197	$527,731
Gross margin	$86,416	$70,863	$69,255	$57,507	$284,041
Income from continuing operations	$8,847	$8,801	$8,511	$2,877	$29,036
Loss on discontinued operation, net	$(5)	$(22)	$(60)	$(159)	$(246)
Net income	$8,842	$8,779	$8,451	$2,718	$28,790
Basic income per common share:
Income from continuing operations	$0.29	$0.29	$0.27	$0.09	$0.94
Net loss from discontinued operation	$—	$—	$—	$—	$(0.01)

Net income	$0.29	$0.29	$0.27	$0.09	$0.93

Diluted income per common share:
Income from continuing operations	$0.29	$0.28	$0.27	$0.09	$0.93
Net loss from discontinued operation	$—	$—	$—	$—	$(0.01)

Net income	$0.29	$0.28	$0.27	$0.09	$0.92

2008:
Revenue	$216,468	$194,029	$162,681	$114,563	$687,741
Gross margin	$113,116	$100,808	$86,340	$61,024	$361,288
Income (loss) from continuing operations	$14,121	$21,968	$13,695	$(3,357)	$46,427
(Loss) income on discontinued operation, net	$(24)	$(14)	$(164)	$28	$(174)
Net income (loss)	$14,097	$21,954	$13,531	$(3,329)	$46,253
Basic income per common share:
Income (loss) from continuing operations	$0.42	$0.70	$0.44	$(0.11)	$1.48
Net loss from discontinued operation	$—	$—	$—	$—	$(0.01)

Net income (loss)	$0.42	$0.70	$0.44	$(0.11)	$1.47

Diluted income per common share:
Income (loss) from continuing operations	$0.41	$0.69	$0.44	$(0.11)	$1.46
Net loss from discontinued operation	$—	$—	$(0.01)	$—	$(0.01)

Net income (loss)	$0.41	$0.69	$0.43	$(0.11)	$1.45

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets.

In June 2009, the Company abandoned its interest in Zero Water. An equity and impairment loss of $4,000 was recorded during the second quarter of 2009 to write-off the remaining investment. During 2008, an equity loss of $2,975 was recorded for its share of Zero Water’s loss and the amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. Additionally, an impairment charge of $6,483 was recorded during the fourth quarter of 2008 to reduce the carrying value of the equity investment to its estimated fair value.

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and Nutrisystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce).

*2.4	Assignments of Nutrisystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce.

*2.5	Operating Agreement of Nutrisystem Direct, L.L.C. dated September 30, 1999.

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*3.1	Certificate of Incorporation.

3.2	Amended and Restated By-laws incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999.

*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

+10.5	Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form S-8 filed on May 13, 2008.

+**10.6	2000 Equity Incentive Plan of the Company.

+**10.7	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.8	Agreement dated April 26, 2005 between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.9	Employment Agreement, Stock Award Agreement and Nondisclosure and Noncompete Agreement dated November 30, 2007 between Nutrisystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibits of the Company’s Report on Form 8-K filed on December 14, 2007.

No.	Description

10.10	Agreement dated June 14, 2005 between Truitt Bros., Inc. and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

10.11	Agreement dated September 16, 2005 between Nutrisystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

+10.12	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.13	Five-Year Credit Agreement dated October 2, 2007, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.14	Employment Agreement dated September 4, 2007, between Nutrisystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.15	Amendment to Employment Agreement dated April 7, 2008, between Nutrisystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 11, 2008.

+10.16	Second Amendment to Employment Agreement dated December 29, 2008, between Nutrisystem, Inc. and Joseph Redling regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.17	Third Amendment to Employment Agreement dated June 30, 2009, between Nutrisystem, Inc. and Joseph Redling incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on July 2, 2009.

+10.18	Amended and Restated Employment Agreement dated October 22, 2008, between Nutrisystem, Inc. and David Clark, the Company’s Executive Vice President and Chief Financial Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.19	Employment Agreement dated November 30, 2007, between Nutrisystem, Inc. and Thomas F. Connerty, the Company’s Executive Vice President, Program Development and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 14, 2007.

+10.20	Amendment to the Employment agreement dated May 14, 2008, between Nutrisystem, Inc. and Thomas F. Connerty, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.21	Second Amendment to the Employment agreement dated December 30, 2008, between Nutrisystem, Inc. and Thomas F. Connerty regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.22	Employment Agreement dated May 14, 2008, between Nutrisystem, Inc. and Scott A. Falconer, the Company’s Executive Vice President of Customer Management and Product Development, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.23	Amendment to the Employment Agreement dated December 30, 2008, between Nutrisystem, Inc. and Scott A. Falconer regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

No.	Description

+10.24	Employment Agreement dated July 9, 2008, between Nutrisystem, Inc. and Bruce Blair, the Company’s Executive Vice President and Chief Information Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2008.

+10.25	Amendment to the Employment Agreement dated December 30, 2008, between Nutrisystem, Inc. and Bruce Blair regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.26	Employment Agreement dated October 20, 2008, between Nutrisystem, Inc. and Monica Woo, the Company’s Executive Vice President eCommerce and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.29	Employment Agreement dated September 28, 2009, between Nutrisystem, Inc. and Chris Terrill, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 5, 2009.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/s/ Joseph M. Redling
Joseph M. Redling, Chairman, President and Chief Executive Officer

Dated: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ JOSEPH M. REDLING	March 5, 2010
Joseph M. Redling Chairman, President and Chief Executive Officer and Director

BY:	/S/ DAVID D. CLARK	March 5, 2010
David D. Clark Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	March 5, 2010
Robert F. Bernstock Director

BY:	/S/ MICHAEL F. DEVINE, III	March 5, 2010
Michael F. Devine, III Director

BY:	/S/ THEODORE J. LEONSIS	March 5, 2010
Theodore J. Leonsis Director

BY:	/S/ WARREN V. (PETE) MUSSER	March 5, 2010
Warren V. (Pete) Musser Director

BY:	/S/ BRIAN P. TIERNEY	March 5, 2010
Brian P. Tierney Director

BY:	/S/ STEPHEN T. ZARRILLI	March 5, 2010
Stephen T. Zarrilli Director