Form 10-Q
period 2010-03-31
NUTRI SYSTEM INC /DE/
filed 2010-05-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2010:

Common Stock, $.001 par value	31,377,677 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$59,123	$31,864
Marketable securities	30,480	30,324
Receivables	14,389	12,932
Inventories, net	40,550	52,012
Prepaid income taxes	—	2,420
Deferred income taxes	2,988	2,756
Other current assets	6,252	10,659
Current assets of discontinued operations	395	648

Total current assets	154,177	143,615

FIXED ASSETS, net	25,076	20,984

OTHER ASSETS	6,080	5,752

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	447	436

	$185,780	$170,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,043	$32,246
Accrued payroll and related benefits	2,109	1,088
Deferred revenue	3,099	3,710
Income taxes payable	1,259	—
Other accrued expenses and current liabilities	5,577	2,653
Current liabilities of discontinued operations	450	577

Total current liabilities	51,537	40,274

NON-CURRENT LIABILITIES	5,130	1,550

Total liabilities	56,667	41,824

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 31,386,323 at March 31, 2010 and 30,949,784 at December 31, 2009)	29	29
Additional paid-in capital	7,258	6,515
Retained earnings	121,942	122,503
Accumulated other comprehensive loss	(116)	(84)

Total stockholders’ equity	129,113	128,963

	$185,780	$170,787

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

REVENUE	$158,830	$161,779

COSTS AND EXPENSES:
Cost of revenue	72,139	75,472
Marketing	56,605	46,844
General and administrative	19,255	21,553
Depreciation and amortization	2,991	2,451

Total costs and expenses	150,990	146,320

Operating income from continuing operations	7,840	15,459

OTHER EXPENSE	(35)	(91)

EQUITY LOSS	—	(390)

INTEREST INCOME (EXPENSE), net	56	(49)

Income from continuing operations before income taxes	7,861	14,929

INCOME TAXES	2,962	5,610

Income from continuing operations	4,899	9,319

DISCONTINUED OPERATIONS (NOTE 9):

Loss on discontinued operations, net of income tax benefit	(98)	(477)

Net income	$4,801	$8,842

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.16	$0.31

Loss from discontinued operations	—	(0.02)

Net income	$0.16	$0.29

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.16	$0.30

Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.15	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,707	29,316

Diluted	30,035	29,530

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2010	29,627,261	$29	$6,515	$(84)	$122,503	$128,963

Net income	—	—	—	—	4,801	4,801
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Unrealized loss on marketable securities, net of tax	—	—	—	(19)	—	(19)

Total comprehensive income						4,769
Share-based expense	73,845	—	742	—	—	742
Exercise of stock options	44,159	—	101	—	—	101
Equity compensation awards, net	—	—	(100)	—	—	(100)
Cash dividends	—	—	—	—	(5,362)	(5,362)

BALANCE, March 31, 2010	29,745,265	$29	$7,258	$(116)	$121,942	$129,113

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,801	$8,842
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	98	477
Depreciation and amortization	2,991	2,451
Loss on disposal of fixed assets	65	—
Share–based expense	2,143	2,041
Deferred income tax benefit	(611)	(685)
Equity loss	—	390
Changes in operating assets and liabilities:
Receivables	(1,455)	1,458
Inventories, net	11,462	15,698
Other assets	4,468	223
Accounts payable	6,764	9,632
Accrued payroll and related benefits	1,021	(819)
Deferred revenue	(611)	(744)
Income taxes	3,701	5,793
Other accrued expenses and liabilities	2,211	1,212

Net cash provided by operating activities of continuing operations	37,048	45,969
Net cash used in operating activities of discontinued operations	(133)	(281)

Net cash provided by operating activities	36,915	45,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(186)	—
Capital additions	(2,964)	(2,315)

Net cash used in investing activities of continuing operations	(3,150)	(2,315)
Net cash used in investing activities of discontinued operations	(52)	(31)

Net cash used in investing activities	(3,202)	(2,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	101	38
Equity compensation awards, net	(1,408)	(662)
Payment of dividends	(5,362)	(5,331)
Repurchase and retirement of common stock	—	(1,939)

Net cash used in financing activities	(6,669)	(7,894)

Effect of exchange rate changes on cash and cash equivalents	19	(58)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,063	35,390
CASH AND CASH EQUIVALENTS, beginning of period	32,364	38,631

CASH AND CASH EQUIVALENTS, end of period	59,427	74,021
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, end of period	304	1,377

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$59,123	$72,644

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight-loss programs based on 35 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network.

In the first quarter of 2010, the Company committed to a plan to sell its subsidiary Nutrisystem Fresh, Inc. (“NuKitchen”), a provider of freshly prepared meals designed to promote weight management and healthy living. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results have been presented separately from continuing operations and are included in loss on discontinued operations, net of income tax benefit in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities have also been presented separately in the accompanying consolidated balance sheets (see Note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2010 and December 31, 2009, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

At March 31, 2010, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$34,121	$—	$—	$34,121
Money market account	25,002	—	—	25,002
U.S. government bond fund	30,530	—	50	30,480

	$89,653	$—	$50	$89,603

At December 31, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$31,864	$—	$—	$31,864
U.S. government bond fund	30,344	—	20	30,324

	$62,208	$—	$20	$62,188

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized. As of March 31, 2010, the Company recorded $6,154 million in construction in progress for an anticipated office move in the second half of 2010.

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,035 and $12,274 at March 31, 2010 and December 31, 2009, respectively.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,817 and $1,510 for the three months ended March 31, 2010 and 2009, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2010 and 2009 was $9,208 and $9,614, respectively. The reserve for returns incurred but not received and processed was $3,559 and $1,850 at March 31, 2010 and December 31, 2009, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 21% and 16% of inventory purchases for the three months ended March 31, 2010 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the three months ended March 31, 2009, these vendors supplied approximately 26% and 19% of total purchases, respectively.

The Company currently outsources 100% of its fulfillment operations to a third party provider. During the three months ended March 31, 2009, more than 85% of its fulfillment operations were handled by this third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2010 and 2009, we reduced cost of revenue by $724 and $514, respectively, for these rebates. A receivable of $2,071 and $1,478 at March 31, 2010 and December 31, 2009, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

Earnings Per Share

The Company uses the two-class method to calculate earnings per share (“EPS”) as the unvested shares issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2010	2009
Income from continuing operations	$4,899	$9,319
Income allocated to unvested restricted stock	(178)	(367)

Income from continuing operations allocated to common shares	4,721	8,952
Loss on discontinued operations	(98)	(477)

Net income allocated to common shares	$4,623	$8,475

Weighted average shares outstanding:
Basic	29,707	29,316
Effect of dilutive stock options and unvested restricted stock	328	214

Diluted	30,035	29,530

Basic income per common share:
Income from continuing operations	$0.16	$0.31
Loss from discontinued operations	—	(0.02)

Net income	$0.16	$0.29

Diluted income per common share:
Income from continuing operations	$0.16	$0.30
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.15	$0.29

In the three months ended March 31, 2010 and 2009, common stock equivalents from stock options and unvested restricted stock representing 141,717 and 909,522 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. Additionally, 180,000 performance-based restricted stock units were excluded from weighted average shares outstanding for diluted income per share purposes because the necessary vesting conditions have not yet been met.

Cash Flow Information

The Company made payments for income taxes of $65 and $319 in the three months ended March 31, 2010 and 2009, respectively. Interest payments in the three months ended March 31, 2010 and 2009 were $76 and $75, respectively. During the three months ended March 31, 2010, the Company recorded non-cash capital additions of $4,178 purchased primarily through a tenant lease incentive allowance.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. These standards were adopted in the first quarter of 2010. The adoption had no impact on the Company’s consolidated financial position or results of operations.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3. EQUITY INVESTMENT

On October 11, 2007, the Company purchased 1,320,650 Series A Preferred Units from Zero Water, at a purchase price of $10.60 per Series A Unit for an aggregate purchase price of $14,258, which included acquisition costs of $259. This represented approximately a 27% fully diluted equity interest in Zero Water. This investment was accounted for under the equity method of accounting.

In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction and wrote-off the remaining investment. During the three months ended March 31, 2009, an equity loss of $390 was recorded for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

4. CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). No amounts were borrowed during 2010 or 2009. There were no amounts outstanding as of March 31, 2010.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three months ended March 31, 2010 and 2009, the Company paid no interest payments and $76 and $75 in an unused line fee, respectively. Interest payments and unused lines fees are classified as interest income (expense), net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of March 31, 2010, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2010, the Company had $407 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at March 31, 2010 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5. CAPITAL STOCK

Common Stock

The Company issued 44,159 and 18,002 shares of common stock in the first quarter of 2010 and 2009 respectively, upon the exercise of stock options and received proceeds of $101 and $38. Additionally, 119,317 and 113,134 shares of restricted stock vested in the first quarter of 2010 and 2009, respectively. Included in the number of shares vested in the first quarter of 2010 and 2009 were 47,478 and 43,938 shares, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the first quarter of 2010, the Company issued 2,006 shares of common stock as compensation to board members and spokespersons. Costs recognized for stock grants

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

issued to board members and spokespersons were $156 and $114 for the first quarter of 2010 and 2009, respectively. During both the three months ended March 31, 2010 and 2009, the Company paid a dividend of $0.175 per share to all shareholders of record.

The Company and its Board of Directors have authorized stock repurchase programs of which an additional $113,831 of outstanding shares of common stock may be purchased through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The Company did not purchase and retire any shares during the first quarter of 2010. In the first quarter of 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings.

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

6. SHARE-BASED EXPENSE

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	127,760	$6.92
Granted	—	—
Exercised	(44,159)	2.30
Forfeited	—	—

Outstanding, March 31, 2010	83,601	$9.36	3.54	$857

Exercisable, March 31, 2010	83,601	$9.36	3.54	$857

Expected to vest at March 31, 2010	83,601	$9.36	3.54	$857

In 2010 and 2009, the Company did not record any pre-tax compensation charges for stock option awards as all outstanding awards are fully vested. There were no option grants during the three months ended March 31, 2010 or 2009. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $815 and $195, respectively.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	1,317,023	$20.12
Granted	500,705	17.93
Vested	(119,317)	18.67
Forfeited	(57,353)	18.84

Nonvested, March 31, 2010	1,641,058	$19.60

Additionally, the Company grants restricted stock units. The restricted stock units granted during the three months ended March 31, 2010 were primarily performance-based units and will be settled in stock after the achievement of specific performance goals over a specified performance period. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2010:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	5,500	$14.84
Granted	187,500	17.53
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2010	193,000	$17.45

The Company recorded compensation of $1,987 and $1,927, in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively, in connection with the issuance of the restricted stock and restricted stock units.

As of March 31, 2010, there was $29,165 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2014.

7. COMMITMENTS AND CONTINGENCIES

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. On August 31, 2009, the Court granted defendants’ motion to dismiss. On September 29, 2009, plaintiff filed a notice of appeal, and the dismissal is currently on appeal. The appeal has been fully briefed. The Company believes the claims are without merit and intends to defend the litigation vigorously.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of Nutrisystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. On October 26, 2009, the Court granted defendants’ motion to dismiss. As of March 31, 2010, no appeal has been taken.

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

The Company received in November 2007 correspondence from an attorney purporting to represent a Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. On March 8, 2010, the Company filed its brief in opposition to plaintiffs’ appeal. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

8. INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.7% and 37.6% in the three months ended March 31, 2010 and 2009, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2009, the Company had net operating loss carryforwards of approximately $10,163 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2010. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of March 31, 2010 and December 31, 2009 was $1,403 and $1,375, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $912 and $893 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

9. DISCONTINUED OPERATIONS

In the first quarter of 2010, the Company committed to a plan to sell its subsidiary, NuKitchen, as it was no longer aligned with the business direction of the Company. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The Company expects to sell NuKitchen within the next 12 months. NuKitchen had revenues of $719 and $911 and pre-tax losses of $157 and $750 for the three months ended March 31, 2010 and 2009, respectively. Income tax benefits of $59 and $278 for the three months ended March 31, 2010 and 2009, respectively, reduced the loss on discontinued operation to $98 and $472, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on March 5, 2010 with the SEC. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management products and services and offer nutritionally balanced weight-loss programs based on 35 years of nutrition research and on the science of the low glycemic index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network.

Revenue consists primarily of food sales. For the three months ended March 31, 2010, the direct channel accounted for 95% of total revenue compared to 5% for QVC. We incur significant marketing expenditures to support our brand. We believe that our brand is continuing to gain awareness as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

During 2009, we began marketing our Nutrisystem D program, a low-glycemic program specifically designed for individuals with type 2 diabetes who need to lose weight. Results from a clinical study conducted at the Temple University School of Medicine and published in the Journal of Postgraduate Medicine showed that a pre-packaged, portion controlled meal plan helped overweight individuals with type 2 diabetes lose up to 16 times more weight and experience greater reductions in their A1C levels as compared to the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. We funded this research study. The Nutrisystem D program is continuing to show strength in results and new customer counts in 2010 and we anticipate that it will be a strategic component of our portfolio of future growth.

We continued to offer our program at Costco through the use of prepaid program cards. Expanding further in the retail area, the Nutrisystem program is now offered at other large retailers. Each retailer offers a unique promotional package and pricing through the use of prepaid cards. Costco has continued to perform in accordance with our expectations, while the other retailers offering our program have not. We expect to discontinue offering our program at underperforming retailers by the second quarter of 2010, but we will continually explore other major retailers where we may potentially offer our program in the future. We incurred approximately $3.0 million in additional expense during the three months ended March 31, 2010 related to the retail launch.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2009.

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

During the three months ended March 31, 2010, we did not make any material change to our critical accounting policies.

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

General and Administrative Expense. General and administrative expense consists of compensation for administrative, information technology, counselors, customer service and sales personnel, share-based payment arrangements, facility expenses, website development costs, professional service fees and other general corporate expenses.

Equity Loss. Equity loss consists of our share of the earnings or losses of our equity interests. In June 2009, we abandoned our interest in Zero Technologies, LLC (“Zero Water”), as management determined that the business was no longer aligned with our current strategic direction. We held approximately a 27% fully diluted interest in Zero Water and had the ability to significantly influence the operations of Zero Water. The investment in Zero Water was accounted for using the equity method of accounting.

Interest Income (Expense), Net. Interest income (expense), net consists of the net amount of interest expense and interest income earned on cash balances and marketable securities.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated annual effective income tax rate for the year.

Overview of the Direct Channel

In the three months ended March 31, 2010 and 2009, the direct channel represented 95% and 93%, respectively, of our revenue. Net sales through the direct channel were $150.7 million in the three months ended March 31, 2010 compared to $151.0 million in 2009. The decrease in 2010 is primarily attributable to a decline in reactivation revenue, which was partially offset by an increase in customer starts. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution through QVC

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the three months ended March 31, 2010 and 2009, this channel represented 5% and 7% of our revenue, respectively. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the Nutrisystem diet programs. Under the terms of our agreement, QVC viewers purchase Nutrisystem products directly from QVC and are not directed to the Nutrisystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutrisystem brand. Net sales through QVC were $7.9 million and $10.6 million for the three months ended March 31, 2010 and 2009, respectively. QVC sales are a function of the number of shows and the sales per minute on each show. The decrease in QVC sales can be primarily attributed to a decline in the number of customers placing a second order through QVC and a decrease in air time and sales per minute.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
REVENUE	$158,830	$161,779	$(2,949)	(2)%

COSTS AND EXPENSES:
Cost of revenue	72,139	75,472	(3,333)	(4)%
Marketing	56,605	46,844	9,761	21%
General and administrative	19,255	21,553	(2,298)	(11)%
Depreciation and amortization	2,991	2,451	540	22%

Total costs and expenses	150,990	146,320	4,670	3%

Operating income from continuing operations	7,840	15,459	(7,619)	(49)%

OTHER EXPENSE	(35)	(91)	56	62%

EQUITY LOSS	—	(390)	390	100%

INTEREST INCOME (EXPENSE), net	56	(49)	105	214%

Income from continuing operations before income taxes	7,861	14,929	(7,068)	(47)%
INCOME TAXES	2,962	5,610	(2,648)	(47)%

Income from continuing operations	4,899	9,319	(4,420)	(47)%
LOSS ON DISCONTINUED OPERATIONS, net	(98)	(477)	379	79%

Net income	$4,801	$8,842	$(4,041)	(46)%

% of revenue
Gross margin	54.6%	53.3%
Marketing	35.6%	29.0%
General and administrative	12.1%	13.3%
Operating income from continuing operations	4.9%	9.6%

Revenue. Revenue decreased to $158.8 million in the first quarter of 2010 from $161.8 million for the first quarter of 2009. The revenue decrease resulted primarily from a decrease in QVC and reactivation revenue. QVC revenue declined as a result of a decline in the number of customers placing a second order through QVC and a decrease in air time and sales per minute. Reactivation revenue decreased primarily due to the historical decline in the number of customer starts. The direct channel accounted for 95% of the revenue in the first quarter of 2010 compared to 5% for QVC. In the first quarter of 2009, the direct channel accounted for 93% of the total revenue compared to 7% for QVC.

Costs and Expenses. Cost of revenue decreased to $72.1 million in the first quarter of 2010 from $75.5 million in the first quarter of 2009. Gross margin as a percent of revenue increased to 54.6% in the first quarter of 2010 from 53.3% for the first quarter of 2009. The increase in gross margin was primarily attributable to decreased food costs.

Marketing expense increased to $56.6 million in the first quarter of 2010 from $46.8 million in the first quarter of 2009. Marketing expense as a percent of revenue increased to 35.6% in the first quarter of 2010 from 29.0% for the first quarter of 2009. Substantially all marketing spending during the first quarter of 2010 promoted the direct business and the increase in spending is due to increased media rates experienced during the beginning of the first quarter of 2010. The increase in marketing is primarily attributable to increased spending for advertising media ($8.0 million), the production of television advertising ($904,000), public relations and promotional fees ($355,000) and marketing consulting ($848,000). These increases were partially offset by a decrease in marketing compensation and benefits ($306,000). In total, media spending was $50.3 million in the first quarter of 2010 and $42.3 million in the first quarter of 2009.

General and administrative expense decreased to $19.3 million in the first quarter of 2010 compared to $21.6 million in the first quarter of 2009. General and administrative expense as a percent of revenue decreased to 12.1% in the first quarter of 2010 from 13.3% for the first quarter of 2009. The decrease in spending is primarily attributable to lower compensation, benefits and temporary help ($559,000) and decreased outside and computer services ($1.6 million) due to efforts we have taken to streamline work processes.

Depreciation and amortization expense increased $540,000 due to the increased capital expenditures on our website and an impending office move.

Other Expense. Other expense primarily represents the impact of changes in the Canadian dollar during 2010 as compared to 2009.

Equity Loss. In June 2009, we abandoned our interest in Zero Water, as management determined that the business was no longer aligned with our current strategic direction. Prior to the abandonment, estimated losses of $390,000 were recorded in the first quarter of 2009 for our share of Zero Water’s loss and the amortization expense for the difference between cost and the underlying equity in net assets of Zero Water.

Interest Income (Expense), Net. Interest income, net, was $56,000 in the first quarter of 2010 compared to interest expense, net, of $49,000 in the first quarter of 2009. The change is due to amounts invested in marketable securities during the first quarter of 2010 as opposed to cash and cash equivalents in 2009.

Income Taxes. In the first quarter of 2010, we recorded income tax expense of $3.0 million, which reflects an estimated annual effective income tax rate of 37.7%. In the first quarter of 2009, we recorded income tax expense of $5.6 million, which reflected an estimated annual effective income tax rate of 37.6%.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Additionally we have entered into obligations to purchase certain capital assets for an anticipated office move during the second half of 2010. We anticipate increased spending for capital additions during 2010 as compared to 2009.

During the three months ended March 31, 2010, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2009, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At March 31, 2010, we had net working capital of $102.6 million, compared to net working capital of $103.3 million at December 31, 2009. Cash and cash equivalents at March 31, 2010 were $59.1 million, an increase of $27.2 million from the balance of $31.9 million at December 31, 2009. Additionally, we had $30.5 million invested in marketable securities at March 31, 2010 as compared to $30.3 million at December 31, 2009. Our principal source of liquidity during this period was cash flows from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We have not borrowed any amounts against this facility during the three months ended March 31, 2010 and 2009 and no amounts are outstanding as of March 31, 2010.

In the three months ended March 31, 2010, we generated a cash flow of $37.0 million from operating activities of continuing operations, a decrease of $8.9 million from 2009. The decrease in cash flow from operations is primarily attributable to net changes in operating assets and liabilities and lower net income.

In the three months ended March 31, 2010, net cash used in investing activities was $3.2 million primarily for capital expenditures. We are continuing to invest in our ecommerce platform, web initiatives and capital expenditures for an office move during 2010.

In the three months ended March 31, 2010, net cash used in financing activities was $6.7 million primarily for the payment of dividends.

Our Board of Directors has authorized stock repurchase programs of which an additional $113.8 million of our outstanding shares of common stock may be purchased through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

Subsequent to March 31, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share payable on May 24, 2010 to shareholders of record as of May 13, 2010. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at March 31, 2010 and our cash and cash equivalents at that date of $59.1 million were maintained in bank accounts. Additionally, we invested $30.5 million in marketable securities, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raises the same claims but alleges a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. On August 31, 2009, the Court granted defendants’ motion to dismiss. On September 29, 2009, plaintiff filed a notice of appeal, and the dismissal is currently on appeal. The appeal has been fully briefed. The Company believes the claims are without merit and intends to defend the litigation vigorously.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of Nutrisystem, Inc., name certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints are based on many of the same allegations as the putative class action described above but add contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors as defendants and certain current and former officers. Defendants filed a motion to dismiss on May 13, 2008. On October 26, 2009, the Court granted defendants’ motion to dismiss. As of March 31, 2010, no appeal has been taken.

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

The Company received in November 2007 correspondence from an attorney purporting to represent a Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. On March 8, 2010, the Company filed its brief in opposition to plaintiffs’ appeal. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2010	—	—	—	$113,831,389

February 1 – February 28, 2010	—	—	—	$113,831,389

March 1 – March 31, 2010	—	—	—	$113,831,389

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
(2)	For the period January 1, 2010 through March 31, 2010, does not include 47,478 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Form of Performance-Based Restricted Stock Unit Grant

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ JOSEPH M. REDLING	May 6, 2010
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ DAVID D. CLARK	May 6, 2010
David D. Clark
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description

10.1	Form of Performance-Based Restricted Stock Unit Grant

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code