Form 10-Q
period 2010-06-30
NUTRI SYSTEM INC /DE/
filed 2010-08-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center 600 Office Center Drive Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 28, 2010:

Common Stock, $.001 par value	26,894,316 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,294	$31,864
Marketable securities	30,637	30,324
Receivables	12,874	12,932
Inventories, net	23,893	52,012
Prepaid income taxes	964	2,420
Deferred income taxes	2,479	2,756
Other current assets	6,686	10,659
Current assets of discontinued operations	266	648

Total current assets	136,093	143,615

FIXED ASSETS, net	33,868	20,984

OTHER ASSETS	6,241	5,752

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	350	436

	$176,552	$170,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,948	$32,246
Accrued payroll and related benefits	4,012	1,088
Deferred revenue	1,195	3,710
Other accrued expenses and current liabilities	5,493	2,653
Current liabilities of discontinued operations	317	577

Total current liabilities	52,965	40,274

NON-CURRENT LIABILITIES	5,389	1,550

Total liabilities	58,354	41,824

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 30,465,209 at June 30, 2010 and 30,949,784 at December 31, 2009)	28	29
Additional paid-in capital	—	6,515
Retained earnings	118,254	122,503
Accumulated other comprehensive loss	(84)	(84)

Total stockholders’ equity	118,198	128,963

	$176,552	$170,787

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$141,634	$131,000	$300,464	$292,779

COSTS AND EXPENSES:
Cost of revenue	61,792	60,304	133,931	135,776
Marketing	37,223	35,372	93,828	82,216
General and administrative	19,662	20,923	38,917	42,476
Depreciation and amortization	2,940	2,499	5,931	4,950

Total costs and expenses	121,617	119,098	272,607	265,418

Operating income from continuing operations	20,017	11,902	27,857	27,361

OTHER INCOME (EXPENSE)	—	281	(35)	190

EQUITY AND IMPAIRMENT LOSS	—	(3,610)	—	(4,000)

INTEREST INCOME (EXPENSE), net	48	(47)	104	(96)

Income from continuing operations before income taxes	20,065	8,526	27,926	23,455

INCOME TAXES (BENEFIT)	7,385	(591)	10,347	5,019

Income from continuing operations	12,680	9,117	17,579	18,436

DISCONTINUED OPERATIONS (NOTE 9):

Loss on discontinued operations, net of income tax benefit	(89)	(338)	(187)	(815)

Net income	$12,591	$8,779	$17,392	$17,621

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.41	$0.30	$0.56	$0.60

Loss on discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.40	$0.29	$0.55	$0.57

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.40	$0.29	$0.56	$0.60

Loss on discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income	$0.40	$0.28	$0.55	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,721	29,399	29,714	29,358

Diluted	30,105	29,648	30,070	29,590

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2010	29,627,261	$29	$6,515	$122,503	$(84)	$128,963

Net income	—	—	—	17,392	—	17,392
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—

Total comprehensive income						17,392
Share-based expense	200,020	—	3,529	—	—	3,529
Exercise of stock options	46,159	—	105	—	—	105
Equity compensation awards, net	—	—	326	—	—	326
Cash dividends	—	—	—	(10,855)	—	(10,855)
Purchase and retirement of common stock	(908,300)	(1)	(10,475)	(10,786)	—	(21,262)

BALANCE, June 30, 2010	28,965,140	$28	$—	$118,254	$(84)	$118,198

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,392	$17,621
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	187	815
Depreciation and amortization	5,931	4,950
Loss on disposal of fixed assets	65	29
Share–based expense	5,379	4,251
Deferred income tax benefit	(329)	(945)
Equity and impairment loss	—	4,000
Changes in operating assets and liabilities:
Receivables	62	9,136
Inventories, net	28,119	21,084
Other assets	4,360	1,117
Accounts payable	7,558	(2,199)
Accrued payroll and related benefits	2,924	881
Deferred revenue	(2,515)	(3,366)
Income taxes	1,455	(4,792)
Other accrued expenses and liabilities	1,207	887

Net cash provided by operating activities of continuing operations	71,795	53,469
Net cash used in operating activities of discontinued operations	(243)	(505)

Net cash provided by operating activities	71,552	52,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(313)	(10,000)
Capital additions	(11,271)	(5,105)

Net cash used in investing activities of continuing operations	(11,584)	(15,105)
Net cash used in investing activities of discontinued operations	(38)	(74)

Net cash used in investing activities	(11,622)	(15,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	105	332
Equity compensation awards, net	(1,793)	(322)
Payment of dividends	(10,855)	(10,656)
Repurchase and retirement of common stock	(21,262)	(1,939)

Net cash used in financing activities	(33,805)	(12,585)

Effect of exchange rate changes on cash and cash equivalents	10	171

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,135	25,371
CASH AND CASH EQUIVALENTS, beginning of period	32,364	38,631

CASH AND CASH EQUIVALENTS, end of period	58,499	64,002

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, end of period	205	963

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$58,294	$63,039

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs based on over 35 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network.

In the first quarter of 2010, the Company committed to a plan to sell its subsidiary Nutrisystem Fresh, Inc. (“NuKitchen”), a provider of freshly prepared meals designed to promote weight management and healthy living. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results have been presented separately from continuing operations and are included in loss on discontinued operations, net of income tax benefit in the accompanying consolidated statements of operations for all periods presented. Prior period amounts have been reclassified to conform to this presentation. The assets and liabilities have also been presented separately in the accompanying consolidated balance sheets (see Note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Readers of these consolidated financial statements should refer to the Company’s audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2010 and December 31, 2009, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Marketable securities consist of investments in a bond fund that holds short-term U.S. government securities with original maturities of greater than three months. The Company classifies these as available-for-sale securities. The marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

At June 30, 2010, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$23,236	$—	$—	$23,236
Money market account	35,058	—	—	35,058
U.S. government bond fund	30,657	—	20	30,637

	$88,951	$—	$20	$88,931

At December 31, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$31,864	$—	$—	$31,864
U.S. government bond fund	30,344	—	20	30,324

	$62,208	$—	$20	$62,188

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,053 and $12,274 at June 30, 2010 and December 31, 2009, respectively.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $1,586 and $3,403 for the three and six months ended June 30, 2010, respectively, and $1,213 and $2,723 for the three and six months ended June 30, 2009, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2010 was $7,200 and $16,408, respectively, and $7,961 and $17,575 for the three and six months ended June 30, 2009, respectively. The reserve for returns incurred but not received and processed was $3,019 and $1,850 at June 30, 2010 and December 31, 2009, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 20% and 18% of inventory purchases for the six months ended June 30, 2010 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the six months ended June 30, 2009, these vendors supplied approximately 23% and 17% of total purchases, respectively.

The Company currently outsources 100% of its fulfillment operations to a third party provider. During the six months ended June 30, 2009, more than 85% of its fulfillment operations were handled by this third party provider.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $415 and $1,179 at June 30, 2010 and December 31, 2009, respectively.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2010, cost of revenue was reduced by $514 and $1,238, respectively, for these rebates. For the comparable periods of 2009, cost of revenue was reduced by $601 and $1,115, respectively. A receivable of $2,450 and $1,478 at June 30, 2010 and December 31, 2009, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Income from continuing operations	$12,680	$9,117	$17,579	$18,436
Income allocated to unvested restricted stock	(634)	(400)	(812)	(767)

Income from continuing operations allocated to common shares	12,046	8,717	16,767	17,669
Loss on discontinued operations	(89)	(338)	(187)	(815)

Net income allocated to common shares	$11,957	$8,379	$16,580	$16,854

Weighted average shares outstanding:
Basic	29,721	29,399	29,714	29,358
Effect of dilutive securities	384	249	356	232

Diluted	30,105	29,648	30,070	29,590

Basic income per common share:
Income from continuing operations	$0.41	$0.30	$0.56	$0.60
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.40	$0.29	$0.55	$0.57

Diluted income per common share:
Income from continuing operations	$0.40	$0.29	$0.56	$0.60
Loss from discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income	$0.40	$0.28	$0.55	$0.57

In the three and six months ended June 30, 2010, common stock equivalents representing 172,136 and 156,927 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. In the comparable periods of 2009, common stock equivalents representing 629,975 and 769,749 shares of common stock, respectively, were excluded because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $8,983 and $9,810 in the six months ended June 30, 2010 and 2009, respectively, and interest payments of $152 and $151 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company had non-cash capital additions of $7,603, comprised of $4,163 of a tenant improvement allowance and $3,440 of unpaid invoices in accounts payable and accrued expenses.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

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

In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction. The Company wrote-off the remaining investment. During the three and six months ended June 30, 2009, an equity and impairment loss of $3,610 and $4,000, respectively, was recorded to write-off the remaining investment.

4. CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). No amounts were borrowed during 2010 or 2009 and no amounts were outstanding as of June 30, 2010.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three and six months ended June 30, 2010, the Company paid no interest payments and $76 and $152 in unused line fees, respectively. In the comparable periods of 2009, the Company paid no interest payments and $76 and $151, respectively, in unused line fees. Interest payments and unused lines fees are classified as interest income (expense), net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of June 30, 2010, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2010, the Company had $366 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at June 30, 2010 was $200,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

5. CAPITAL STOCK

Common Stock

The Company issued 46,159 and 73,370 shares of common stock in the six months ended June 30, 2010 and 2009, respectively, upon the exercise of stock options and received proceeds of $105 and $332. Additionally, 261,831 and 147,926 shares of restricted stock and restricted stock units vested during the six months ended June 30, 2010 and 2009, respectively. Included in the number of shares vested during the six months ended June 30, 2010 and 2009 were 86,510 and 52,625 shares, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the six months ended June 30, 2010 and 2009, the Company issued 24,699 and 30,618 shares of common stock, respectively, as compensation to board members and spokespersons. Costs recognized for these stock grants were $311 and $227 for the six months ended June 30, 2010 and 2009, respectively. The fair value of the common stock issued in 2010 to board members and spokespersons was $580. In the first and second quarters of 2010 and 2009, the Company paid a dividend of $0.175 per share to all shareholders of record.

The Company and its Board of Directors have authorized stock repurchase programs of which an additional $92,569 is available to purchase outstanding shares of common stock through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the six months ended June 30, 2010, the Company purchased and retired 908,300 shares of

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

common stock for an aggregate cost of $21,262. In the six months ended June 30, 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings. Subsequent to June 30, 2010 through August 5, 2010, the Company purchased an additional 2,361,779 shares of common stock for an aggregate cost of $53,735.

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

6. SHARE-BASED EXPENSE

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	127,760	$6.92
Exercised	(46,159)	2.29
Forfeited	(20,000)	6.00

Outstanding, June 30, 2010	61,601	$10.68	4.37	$831

Exercisable, June 30, 2010	61,601	$10.68	4.37	$831

Expected to vest at June 30, 2010	61,601	$10.68	4.37	$831

The Company did not record any pre-tax compensation charges for stock option awards during 2010 or 2009 as all outstanding awards are fully vested. There were no option grants during the three and six months ended June 30, 2010 or 2009. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $35 and $850, respectively, and for the three and six months ended June 30, 2009 was $533 and $728, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	1,317,023	$20.12
Granted	500,705	17.93
Vested	(259,998)	17.29
Forfeited	(57,661)	19.03

Nonvested, June 30, 2010	1,500,069	$19.92

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2010 were primarily performance-based units and will be settled in stock upon the achievement of specific performance goals over a specified performance period and vesting over three years. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock unit activity for the six months ended June 30, 2010:

	Number of Restricted Stock Units (1)	Weighted - Average Grant- Date Fair Value
Nonvested, January 1, 2010	5,500	$14.84
Granted	67,500	17.53
Vested	(1,833)	14.84

Nonvested, June 30, 2010	71,167	$17.39

(1)	The number of restricted stock units issued related to performance shares may range from 0% to 200% of the number of units shown in the table above based on the Company’s achievement of certain specified performance goals.

The Company recorded compensation expense of $3,081 and $5,068 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010, respectively, and $2,097 and $4,024 for the three and six months ended June 30, 2009, respectively, in connection with the issuance of the restricted shares and restricted stock units.

As of June 30, 2010, there was $24,016 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized compensation expense will be expensed through the first quarter of 2014.

7. COMMITMENTS AND CONTINGENCIES

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. On August 31, 2009, the Court granted defendants’ motion to dismiss. On September 29, 2009, plaintiff filed a notice of appeal, and the appeal was fully briefed. On May 19, 2010, upon motion by the appellant, the appeal was dismissed without costs to either party.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of Nutrisystem, Inc., named certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claimed for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action described above but added contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors and certain current and former officers as defendants. Defendants filed a motion to dismiss on May 13, 2008. On October 26, 2009, the Court granted defendants’ motion to dismiss. As of June 30, 2010, no appeal has been taken and the dismissal is now final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action was nominally brought on behalf of the Company and named a majority of the current Board of Directors as defendants. This action has been stayed. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate pursuant to Pa. R. Civ. P. 230.2 for inactive cases. On May 12, 2010, plaintiff’s counsel returned the notice. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County litigation sent a letter demanding that the Company’s Board of Directors investigate and bring litigation against certain current and former officers and directors relating to the same events that form the basis of the federal putative class action and derivative suit. There has been correspondence with this attorney, and the Board of Directors is considering this issue and the demand.

The Company received in November 2007 correspondence from an attorney purporting to represent a Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. On March 8, 2010, the Company filed its brief in opposition to plaintiffs’ appeal. On June 21, 2010, the Third Circuit held oral argument on plaintiffs’ appeal. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

8. INCOME TAXES

The Company’s effective income tax rates were 36.8% and 37.0% for the three and six months ended June 30, 2010, respectively, as compared to (6.9)% and 21.4% in the corresponding periods of 2009. The increase in the effective income tax rates for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009 is related to the Company’s abandonment of its investment in Zero Water during 2009, which provided a prior year income tax deduction for its entire original $14,258 tax basis investment in Zero Water and reduced 2009 federal income tax payments by approximately $4,990.

The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2009, the Company had net operating loss carryforwards of approximately $10,163 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2010. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of June 30, 2010 and December 31, 2009 was $1,346 and $1,375, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $875 and $893 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

9. DISCONTINUED OPERATIONS

In the first quarter of 2010, the Company committed to a plan to sell its subsidiary, NuKitchen, as it was no longer aligned with the business direction of the Company. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. NuKitchen had revenues of $687 and $1,406 and pre-tax losses of $142 and $299 for the three and six months ended June 30, 2010, respectively. Income tax benefits of $53 and $112 in 2010 reduced the loss on discontinued operation to $89 and $187, respectively. In the comparable periods of 2009, NuKitchen had revenues of $813 and $1,724 and pre-tax losses of $502 and $1,252, respectively. Income tax benefits of $186 and $464 in 2009 for NuKitchen reduced the loss on discontinued operation to $316 and $788, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on March 5, 2010 with the Securities and Exchange Commission (the “SEC”). Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on
Form 10-Q.

Background

We provide weight management products and services and offer nutritionally balanced weight loss programs based on over 35 years of nutrition research and on the science of the low glycemic index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network.

Revenue consists primarily of food sales. For the six months ended June 30, 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

During 2009, we began marketing our Nutrisystem D program, a low-glycemic program specifically designed for individuals with type 2 diabetes who need to lose weight. Results from a three-month clinical study conducted at the Temple University School of Medicine and published in the Journal of Postgraduate Medicine showed that a pre-packaged, portion controlled meal plan helped overweight individuals with type 2 diabetes lose up to 16 times more weight and experience greater reductions in their A1C levels as compared to the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. We funded this research study. The Nutrisystem D program continues to show strength in results and new customer counts in 2010 and we anticipate that it will be a strategic component of our portfolio of future growth.

We continued to offer our program at Costco through the use of prepaid program cards. Expanding further in the retail area, the Nutrisystem program was offered at other large retailers. Each retailer offered a unique promotional package and pricing through the use of prepaid cards. Costco has continued to perform in accordance with our expectations, while the other retailers offering our program have not. We have discontinued offering our program at underperforming retailers, but we will continually explore other major retailers where we may potentially offer our program in the future.

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

During the six months ended June 30, 2010, we did not make any material change to our critical accounting policies.

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

Marketing Expense. Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales from customers who could be shown to have responded specifically to the advertising and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred.

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

Overview of the Direct Channel

In the six months ended June 30, 2010 and 2009, the direct channel represented 96% and 94%, respectively, of our revenue. Net sales through the direct channel were $136.3 million and $287.0 million in the three and six months ended June 30, 2010, respectively, compared to $122.8 million and $273.8 million in the comparable periods of 2009. The increase in 2010 is primarily attributable to an increase in customer starts and retail revenue, which was partially offset by a decline in reactivation revenue. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution through QVC

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the six months ended June 30, 2010 and 2009, this channel represented 4% and 6% of our revenue, respectively. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the Nutrisystem diet programs. Under the terms of our agreement, QVC viewers purchase Nutrisystem products directly from QVC and are not directed to the Nutrisystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutrisystem brand. Net sales through QVC were $5.2 million and $13.1 million for the three and six months ended June 30, 2010, respectively, compared to $7.9 million and $18.5 million in the comparable periods of 2009. QVC sales are a function of the number of shows and the duration of each show. The decrease in QVC sales can be primarily attributed to a decline in the number of customers placing a second order through QVC and a decrease in quality air time and sales per minute.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
REVENUE	$141,634	$131,000	$10,634	8%

COSTS AND EXPENSES:
Cost of revenue	61,792	60,304	1,488	2%
Marketing	37,223	35,372	1,851	5%
General and administrative	19,662	20,923	(1,261)	(6)%
Depreciation and amortization	2,940	2,499	441	18%

Total costs and expenses	121,617	119,098	2,519	2%

Operating income from continuing operations	20,017	11,902	8,115	68%

OTHER INCOME	—	281	(281)	(100)%

EQUITY AND IMPAIRMENT LOSS	—	(3,610)	3,610	100%

INTEREST INCOME (EXPENSE), net	48	(47)	95	202%

Income from continuing operations before income taxes	20,065	8,526	11,539	135%
INCOME TAXES (BENEFIT)	7,385	(591)	7,976	1350%

Income from continuing operations	12,680	9,117	3,563	39%
LOSS ON DISCONTINUED OPERATIONS, net	(89)	(338)	249	74%

Net income	$12,591	$8,779	$3,812	43%

% of revenue
Gross margin	56.4%	54.0%
Marketing	26.3%	27.0%
General and administrative	13.9%	16.0%
Operating income from continuing operations	14.1%	9.1%

Revenue. Revenue increased to $141.6 million in the second quarter of 2010 from $131.0 million for the second quarter of 2009. The revenue increase resulted primarily from an increase in customer starts and retail revenue partially offset by decreased reactivation and QVC revenue. The direct channel accounted for 96% of total revenue in the second quarter of 2010 compared to 4% for QVC. In the second quarter of 2009, the direct channel accounted for 94% of total revenue compared to 6% for QVC.

Costs and Expenses. Cost of revenue increased to $61.8 million in the second quarter of 2010 from $60.3 million in the second quarter of 2009. Gross margin increased to 56.4% in the second quarter of 2010 from 54.0% for the second quarter of 2009. The increase in gross margin was primarily attributable to decreased food costs, a reduction in the use of food-based promotions and a reduced level of returns.

Marketing expense increased to $37.2 million in the second quarter of 2010 from $35.4 million in the second quarter of 2009. Marketing expense as a percent of revenue decreased to 26.3% in 2010 from 27.0% in 2009. Substantially all marketing spending during the second quarter of 2010 promoted the direct business. The increase in marketing is primarily attributable to increased spending for advertising media ($2.1 million) and increased marketing consulting ($639,000) partially offset by a decreased spending for television production ($674,000). In total, media spending was $32.5 million in the second quarter of 2010 and $30.4 million in the second quarter of 2009.

General and administrative expense decreased to $19.7 million in the second quarter of 2010 compared to $20.9 million in the second quarter of 2009. General and administrative expense as a percent of revenue decreased to 13.9% in the second quarter of 2010 from 16.0% for the first quarter of 2009. The decrease in spending is primarily attributable to reduced spending in professional, outside and computer services expenses ($1.5 million) and telephone and internet expense ($262,000) due to our continued focus on cost containment. Additionally, 2009 was impacted by $1.2 million in charges to right size our organization and streamline work processes. These decreases were partially offset by increases in compensation and benefit costs ($1.1 million) and in non-cash expense for share-based payment arrangements ($983,000).

Depreciation and amortization expense increased to $2.9 million in the second quarter of 2010 compared to $2.5 million in the second quarter of 2009 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other Income. Other income primarily represents the impact of changes in the Canadian dollar during 2009.

Equity and Impairment Loss. In June 2009, we abandoned our interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $3.6 million in 2009 was recorded to write-off the remaining investment.

Interest Income (Expense), Net. Interest income, net, was $48,000 in the first quarter of 2010 compared to interest expense, net, of $47,000 in the second quarter of 2009 as larger amounts were invested in marketable securities during the three months ended June 30, 2010 than the comparable period of 2009.

Income Taxes (Benefit). In the second quarter of 2010, we recorded income tax expense of $7.4 million, which reflects an estimated annual effective income tax rate of 36.8% compared to an income tax benefit of $591,000 in the second quarter of 2009. The abandonment of our investment in Zero Water provided a prior year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and reduced 2009 income tax payments by approximately $5.0 million.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
REVENUE	$300,464	$292,779	$7,685	3%

COSTS AND EXPENSES:
Cost of revenue	133,931	135,776	(1,845)	(1)%
Marketing	93,828	82,216	11,612	14%
General and administrative	38,917	42,476	(3,559)	(8)%
Depreciation and amortization	5,931	4,950	981	20%

Total costs and expenses	272,607	265,418	7,189	3%

Operating income from continuing operations	27,857	27,361	496	2%

OTHER (EXPENSE) INCOME	(35)	190	(225)	(118)%

EQUITY AND IMPAIRMENT LOSS	—	(4,000)	4,000	100%

INTEREST INCOME (EXPENSE), net	104	(96)	200	208%

Income from continuing operations before income taxes	27,926	23,455	4,471	19%
INCOME TAXES	10,347	5,019	5,328	106%

Income from continuing operations	17,579	18,436	(857)	(5)%
LOSS ON DISCONTINUED OPERATIONS, net	(187)	(815)	628	77%

Net income	$17,392	$17,621	$(229)	(1)%

% of revenue
Gross margin	55.4%	53.6%
Marketing	31.2%	28.1%
General and administrative	13.0%	14.5%
Operating income from continuing operations	9.3%	9.3%

Revenue. Revenue increased to $300.5 million in the six months ended June 30, 2010 from $292.8 million for the comparable period of 2009. The revenue increase resulted primarily from an increase in customer starts and retail revenues partially offset by a decrease in reactivation and QVC revenue. The direct channel accounted for 96% of total revenue in the six months ended June 30, 2010 compared to 4% for QVC. In the six months ended June 30, 2009, the direct channel accounted for 94% of total revenue compared to 6% for QVC.

Costs and Expenses. Cost of revenue decreased to $133.9 million in the six months ended June 30, 2010 from $135.8 million in the comparable period of 2009. Gross margin increased to 55.4% in the six months ended June 30, 2010 from 53.6% for the comparable period of 2009. The increase in gross margin was primarily attributable to decreased food costs, a reduction in the use of food-based promotions and a reduced level of returns.

Marketing expense increased to $93.8 million in the six months ended June 30, 2010 from $82.2 million in the comparable period of 2009 and marketing expense as a percent of revenue increased to 31.2% in 2010 from 28.1% for 2009. Substantially all marketing spending during the year promoted the direct business. The increase in marketing is primarily attributable to increased spending for advertising media ($10.2 million) and marketing consulting ($1.5 million). In total, media spending was $82.8 million in the six months ended June 30, 2010 and $72.6 million in the comparable period of 2009.

General and administrative expenses decreased to $38.9 million in the six months ended June 30, 2010 compared to $42.5 million in the comparable period of 2009. General and administrative expense as a percent of revenue decreased to 13.0% in the six months ended June 30, 2010 from 14.5% for the comparable period of 2009. The decrease was primarily attributable to decreased spending in professional, outside and computer services expenses ($2.8 million) due to our continued focus on cost containment. Additionally, during 2009 we incurred charges with our attempt to right size our organization and streamline work processes ($1.2 million). These decreases were partially offset by an increase in non-cash expense for share-based payment arrangements ($1.0 million) due to an increased number of grants of restricted stock.

Depreciation and amortization expense increased to $5.9 million in the six months ended June 30, 2010 compared to $5.0 million in comparable period of 2009 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other (Expense) Income. Other (expense) income primarily represents the impact of changes in the Canadian dollar during 2010 as compared to 2009.

Equity and Impairment Loss. In June 2009, we abandoned our interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4.0 million was recorded including the write-off of the remaining investment.

Interest Income (Expense), Net. Interest income, net, was $104,000 in the six months ended June 30, 2010 compared to interest expense, net of $96,000 in the comparable period of 2009. The change is due to larger amounts invested in marketable securities during the six months ended June 30, 2010 than the comparable period of 2009.

Income Taxes. In the six months ended June 30, 2010, we recorded income tax expense of $10.3 million, which reflects an effective income tax rate of 37.0% compared to income tax expense of $5.0 million, which reflected an effective income tax rate of 21.4% in the comparable period of 2009. The increase in the effective tax rate related to our abandonment of our investment in Zero Water which provided a prior year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and reduced 2009 income tax payments by approximately $5.0 million.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Additionally we have entered into obligations to purchase certain capital assets for the relocation of our corporate headquarters. We anticipate increased spending for capital additions during 2010 as compared to 2009.

During the six months ended June 30, 2010, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2009, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have become more volatile as a result of the global economic conditions, which has caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future.

At June 30, 2010, we had net working capital of $83.1 million, compared to net working capital of $103.3 million at December 31, 2009. Cash and cash equivalents at June 30, 2010 were $58.3 million, an increase of $26.4 million from the balance of $31.9 million at December 31, 2009. Additionally, we had $30.6 million invested in marketable securities at June 30, 2010 as compared to $30.3 million at December 31, 2009. Our principal source of liquidity during this period was cash flows from operations. Subsequent to June 30, 2010 through August 5, 2010, we purchased an additional 2,361,779 shares of common stock for an aggregate cost of $53.7 million.

We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million.

We have not borrowed any amounts against this facility during the six months ended June 30, 2010 or 2009, and no amounts are outstanding as of June 30, 2010.

In the six months ended June 30, 2010, we generated a cash flow of $71.8 million from operating activities of continuing operations, an increase of $18.3 million from 2009. The increase in cash flow from operations is primarily attributable to net changes in operating assets and liabilities.

In the six months ended June 30, 2010, net cash used in investing activities was $11.6 million and was primarily used for capital expenditures for the relocation of our corporate headquarters. Additionally, we are continuing to invest in our ecommerce platform and web initiatives during 2010.

In the six months ended June 30, 2010, net cash used in financing activities was $33.8 million primarily for the repurchase of 908,300 shares of common stock for an aggregate cost of $21.3 million and the payment of dividends of $10.9 million.

Our Board of Directors has authorized stock repurchase programs under which an additional $92.6 million of our outstanding shares of common stock may be purchased through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

Subsequent to June 30, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share payable on August 19, 2010 to shareholders of record as of August 9, 2010. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We do not have any variable interest debt outstanding at June 30, 2010 and our cash and cash equivalents at that date of $58.3 million were maintained in bank accounts. Additionally, we invested $30.6 million in marketable securities which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215. On January 3, 2008, the Court appointed lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995, and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008. On August 31, 2009, the Court granted defendants’ motion to dismiss. On September 29, 2009, plaintiff filed a notice of appeal, and the appeal was fully briefed. On May 19, 2010, upon motion by the appellant, the appeal was dismissed without costs to either party.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. These suits, which were nominally brought on behalf of Nutrisystem, Inc., named certain of its officers and a majority of the current Board of Directors as defendants. The federal complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claimed for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action described above but added contentions regarding the Company’s buyback program. The two federal actions were consolidated in December 2007 under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming a majority of the current Board of Directors and certain current and former officers as defendants. Defendants filed a motion to dismiss on May 13, 2008. On October 26, 2009, the Court granted defendants’ motion to dismiss. As of June 30, 2010, no appeal has been taken and the dismissal is now final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action was nominally brought on behalf of the Company and named a majority of the current Board of Directors as defendants. This action has been stayed. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate pursuant to Pa. R. Civ. P. 230.2 for inactive cases. On May 12, 2010, plaintiff’s counsel returned the notice. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County litigation sent a letter demanding that the Company’s Board of Directors investigate and bring litigation against certain current and former officers and directors relating to the same events that form the basis of the federal putative class action and derivative suit. There has been correspondence with this attorney, and the Board of Directors is considering this issue and the demand.

The Company received in November 2007 correspondence from an attorney purporting to represent a Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder represented by this attorney commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The Board of Directors responded to the attorney’s correspondence. The parties have reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. On June 11, 2008, the Company answered the amended complaint and moved to dismiss the plaintiff’s state-law class claim. On June 11, 2008, the plaintiff filed a motion to proceed as a collective action and sent class members notice under the Fair Labor Standards Act claim. On July 25, 2008, the Court granted the Company’s motion to dismiss with respect to the state law claim. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and facilitate notice. On October 8, 2008, the Court entered a Stipulation and Order approving proposed notice of a collective action lawsuit. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, fifty-four former sales representatives and fourteen current sales representatives have opted-in to this litigation. On March 9, 2009, the Company filed a motion for summary judgment on plaintiffs’ claims. On June 22, 2009, plaintiffs filed their response in opposition to the Company’s motion for summary judgment and cross-motion for summary judgment. On July 6, 2009, the Company filed its reply in further support of its motion for summary judgment. Thereafter, on July 22, 2009, plaintiffs filed their reply in further support of their cross-motion for summary judgment. The Court heard oral argument on the cross-motions for summary judgment on July 24, 2009. On July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On September 10, 2009, plaintiffs filed an appeal of the Court’s Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. On January 4, 2010, plaintiffs filed their brief in support of their appeal. On January 7, 2010, several employee rights organizations filed an amicus curiae brief in this matter. On January 21, 2010, the U.S. Department of Labor filed an amicus curiae brief in this matter. On March 8, 2010, the Company filed its brief in opposition to plaintiffs’ appeal. On June 21, 2010, the Third Circuit held oral argument on plaintiffs’ appeal. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2010	—	—	—	$113,831,389
May 1 – May 31, 2010	—	—	—	$113,831,389
June 1 – June 30, 2010	908,300	23.41	908,300	$92,568,938

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	The period April 1, 2010 through June 30, 2010 does not include 39,032 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

The Company entered into a lease agreement, the term of which commenced on August 1, 2010, with B.R. Properties Owner, LP (the “Landlord”) for our new corporate headquarters (the “Lease”). The premises leased occupy approximately 119,767 square feet of rentable space located at 600 Office Center Drive, Fort Washington, Pennsylvania (the “Premises”). The Premises may be used for general office and incidental and ancillary uses related to our business. The lease term will continue until July 31, 2022.

The monthly rent under the Lease will be as follows:

Lease Period	Minimum Rent Per Annum Per Square Foot	Months	Minimum Rent Per Annum		Minimum Monthly Rent
8/1/10-5/31/11	$0.00	10		*
6/1/11-5/31/12	$19.95	12	$2,389,351.65		$199,112.64
6/1/12-5/31/13	$20.45	12	$2,449,235.15		$204,102.93
6/1/13-5/31/14	$20.95	12	$2,509,118.65		$209,093.22
6/1/14-5/31/15	$21.45	12	$2,569,002.15		$214,083.51
6/1/15-5/31/16	$21.95	12	$2,628,885.65		$219,073.80
6/1/16-5/31/17	$22.45	12	$2,688,769.15		$224,064.10
6/1/17-5/31/18	$22.95	12	$2,748,652.65		$229,054.39
6/1/18-5/31/19	$23.45	12	$2,808,536.15		$234,044.68
6/1/19-5/31/20	$23.95	12	$2,868,419.65		$239,034.97
6/1/20-5/31/21	$24.45	12	$2,928,303.15		$244,025.26
6/1/21-5/31/22	$24.95	12	$2,988,186.65		$249,015.55
6/1/22-7/31/22	$25.45	2	$508,011.69	**	$254,005.85

*	This amount represents ten (10) months of the minimum monthly rent.
**	This amount represents two (2) months of the minimum monthly rent.

Pursuant to the terms of the Lease, the Landlord provided a tenant improvement allowance of thirty-five dollars ($35.00) per rentable square foot. We will be assessed for all electric consumption within the Premises and will be assessed for 30.5% of the common electric consumption. We will be required to pay all operating expenses related to the Premises and 30.5% of the common operating expenses for the complex in which the Premises is located. The Company was required to provide a security deposit of $838,369. Of this amount, barring an event of default under the Lease, the Company will receive a refund in the amount of $440,144 on June 1, 2012.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, which is attached as Exhibit 10.1 hereto, and is incorporated herein by reference.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

10.1	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ JOSEPH M. REDLING	August 5, 2010
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ DAVID D. CLARK	August 5, 2010
David D. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

10.1	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.