Form 10-Q
period 2010-09-30
NUTRI SYSTEM INC /DE/
filed 2010-11-04
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2010:

Common Stock, $.001 par value	26,722,914 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,608	$32,198
Marketable securities	20,774	30,324
Receivables	9,044	13,057
Inventories, net	16,730	52,012
Prepaid income taxes	3,414	2,420
Deferred income taxes	1,738	2,756
Other current assets	7,088	10,682
Current assets of discontinued operations	—	166

Total current assets	95,396	143,615

FIXED ASSETS, net	33,538	21,164

IDENTIFIABLE INTANGIBLE ASSETS, net	—	250

OTHER ASSETS	5,406	5,758

	$134,340	$170,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,672	$32,488
Accrued payroll and related benefits	5,163	1,097
Deferred revenue	1,264	3,853
Other accrued expenses and current liabilities	5,035	2,653
Current liabilities of discontinued operations	—	183

Total current liabilities	38,134	40,274

BORROWINGS UNDER CREDIT FACILTY	20,000	—
NON-CURRENT LIABILITIES	5,358	1,550

Total liabilities	63,492	41,824

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,097,974 at September 30, 2010 and 30,949,784 at December 31, 2009)	26	29
Additional paid-in capital	—	6,515
Retained earnings	70,892	122,503
Accumulated other comprehensive loss	(70)	(84)

Total stockholders’ equity	70,848	128,963

	$134,340	$170,787

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$121,189	$126,385	$421,653	$419,164

COSTS AND EXPENSES:
Cost of revenue	52,654	57,245	186,585	193,021
Marketing	33,349	36,228	127,177	118,444
General and administrative	18,114	16,513	57,031	58,989
Depreciation and amortization	3,133	2,904	9,064	7,854

Total costs and expenses	107,250	112,890	379,857	378,308

Operating income from continuing operations	13,939	13,495	41,796	40,856

OTHER INCOME (EXPENSE)	3	149	(32)	339

EQUITY AND IMPAIRMENT LOSS	—	—	—	(4,000)

INTEREST (EXPENSE) INCOME, net	(31)	80	73	(16)

Income from continuing operations before income taxes	13,911	13,724	41,837	37,179

INCOME TAXES	4,690	5,075	15,037	10,094

Income from continuing operations	9,221	8,649	26,800	27,085

DISCONTINUED OPERATIONS (NOTE 9):

Loss on discontinued operations, net of income tax benefit	(66)	(198)	(253)	(1,013)

Net income	$9,155	$8,451	$26,547	$26,072

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.32	$0.28	$0.89	$0.88

Loss on discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income	$0.32	$0.27	$0.88	$0.85

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.32	$0.28	$0.87	$0.87

Loss on discontinued operations	—	(0.01)	—	(0.03)

Net income	$0.32	$0.27	$0.87	$0.84

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,106	29,529	28,835	29,407

Diluted	27,505	29,847	29,205	29,667

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2010	29,627,261	$29	$6,515	$122,503	$(84)	$128,963

Net income	—	—	—	26,547	—	26,547
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Unrealized gain on marketable securities, net of tax	—	—	—	—	17	17

Total comprehensive income						26,561
Share-based expense	309,136	—	5,603	—	—	5,603
Exercise of stock options	52,593	—	119	—	—	119
Equity compensation awards, net	—	—	356	—	—	356
Cash dividends	—	—	—	(15,757)	—	(15,757)
Purchase and retirement of common stock	(3,270,429)	(3)	(12,593)	(62,401)	—	(74,997)

BALANCE, September 30, 2010	26,718,561	$26	$—	$70,892	$(70)	$70,848

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,547	$26,072
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	253	1,013
Depreciation and amortization	9,064	7,854
Loss on disposal of fixed assets	68	29
Share–based expense	8,129	6,686
Deferred income tax expense	630	1,227
Equity and impairment loss	—	4,000
Changes in operating assets and liabilities:
Receivables	3,892	5,731
Inventories, net	35,281	31,084
Other assets	3,882	2,834
Accounts payable	(6,243)	3,623
Accrued payroll and related benefits	3,974	(366)
Deferred revenue	(2,446)	(2,769)
Income taxes	(405)	(2,088)
Other accrued expenses and liabilities	1,867	680

Net cash provided by operating activities of continuing operations	84,493	85,610
Net cash used in operating activities of discontinued operations	(145)	(815)

Net cash provided by operating activities	84,348	84,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(422)	(30,108)
Sales of marketable securities	10,000	—
Capital additions	(16,822)	(6,455)
Proceeds from the sale of fixed assets	—	100

Net cash used in investing activities of continuing operations	(7,244)	(36,463)
Net cash provided by (used in) investing activities of discontinued operations	112	(96)

Net cash used in investing activities	(7,132)	(36,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	20,000	—
Exercise of stock options	119	426
Equity compensation awards, net	(2,346)	(1,392)
Payment of dividends	(15,757)	(16,000)
Repurchase and retirement of common stock	(74,997)	(1,939)

Net cash used in financing activities	(72,981)	(18,905)

Effect of exchange rate changes on cash and cash equivalents	9	(209)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,244	29,122
CASH AND CASH EQUIVALENTS, beginning of period	32,364	38,631

CASH AND CASH EQUIVALENTS, end of period	36,608	67,753
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, end of period	—	614

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$36,608	$67,139

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

Interim Financial Statements

The Company’s consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Readers of these consolidated financial statements should refer to the Company’s audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2010 and December 31, 2009, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

At September 30, 2010, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$21,528	$—	$—	$21,528
Money market account	15,080	—	—	15,080
U.S. government bond fund	20,767	7	—	20,774

	$57,375	$7	$—	$57,382

At December 31, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$32,198	$—	$—	$32,198
U.S. government bond fund	30,344	—	20	30,324

	$62,542	$—	$20	$62,522

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,550 and $12,454 at September 30, 2010 and December 31, 2009, respectively.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. Deferred revenue consists primarily of unredeemed prepaid program cards and unshipped frozen foods. Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

The Company sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $1,424 and $4,827 for the three and nine months ended September 30, 2010, respectively, and $1,379 and $4,102 for the three and nine months ended September 30, 2009, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent that the

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2010 was $5,009 and $21,417, respectively, and $7,394 and $24,969 for the three and nine months ended September 30, 2009, respectively. The reserve for returns was $2,385 and $1,850 at September 30, 2010 and December 31, 2009, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Dependence on Suppliers

Approximately 19% and 18% of inventory purchases for the nine months ended September 30, 2010 were from two suppliers. The Company has supply arrangements with these vendors that require the Company to make minimum purchases (see Note 7). For the nine months ended September 30, 2009, these vendors supplied approximately 18% and 21% of total purchases, respectively.

During the nine months ended September 30, 2010, the Company outsourced 100% of its fulfillment operations to a third party provider. During the nine months ended September 30, 2009, more than 85% of its fulfillment operations were handled by this third party provider.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $318 and $1,179 at September 30, 2010 and December 31, 2009, respectively.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2010, cost of revenue was reduced by $470 and $1,708, respectively, for these rebates. For the comparable periods of 2009, cost of revenue was reduced by $722 and $1,837, respectively. A receivable of $373 and $1,478 at September 30, 2010 and December 31, 2009, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Income from continuing operations	$9,221	$8,649	$26,800	$27,085
Income allocated to unvested restricted stock	(469)	(392)	(1,280)	(1,159)

Income from continuing operations allocated to common shares	8,752	8,257	25,520	25,926
Loss on discontinued operations	(66)	(198)	(253)	(1,013)

Net income allocated to common shares	$8,686	$8,059	$25,267	$24,913

Weighted average shares outstanding:
Basic	27,106	29,529	28,835	29,407
Effect of dilutive securities	399	318	370	260

Diluted	27,505	29,847	29,205	29,667

Basic income per common share:
Income from continuing operations	$0.32	$0.28	$0.89	$0.88
Loss from discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income	$0.32	$0.27	$0.88	$0.85

Diluted income per common share:
Income from continuing operations	$0.32	$0.28	$0.87	$0.87
Loss from discontinued operations	—	(0.01)	—	(0.03)

Net income	$0.32	$0.27	$0.87	$0.84

In the three and nine months ended September 30, 2010, common stock equivalents representing 180,801 and 164,885 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. In the comparable periods of 2009, common stock equivalents representing 455,412 and 664,970 shares of common stock, respectively, were excluded because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $13,945 and $9,955 in the nine months ended September 30, 2010 and 2009, respectively, and interest payments of $226 and $228 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company had non-cash capital additions of $4,077 for a tenant improvement allowance.

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

In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction. The Company wrote-off the remaining investment. During the nine months ended September 30, 2009, an equity and impairment loss of $4,000 was recorded to write-off the remaining investment.

4. CREDIT FACILITY

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). As of September 30, 2010, the Company had $20,000 outstanding under the Credit Facility. No amounts were borrowed during 2009.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to a 0.15% per annum unused fee payable quarterly. During the three and nine months ended September 30, 2010, the Company incurred $21 and $21 in interest payments and $74 and $226 in unused line fees, respectively. In the comparable periods of 2009, the Company did not incur interest payments and expensed $77 and $228, respectively, in unused line fees. Interest payments and unused lines fees are classified as interest income (expense), net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of September 30, 2010, the Company was in compliance with all covenants contained in the Credit Facility.

At September 30, 2010, the Company had $325 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at September 30, 2010 was $180,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid. Accordingly, borrowings are classified as long-term as of September 30, 2010.

5. CAPITAL STOCK

Common Stock

The Company issued 52,593 and 107,470 shares of common stock in the nine months ended September 30, 2010 and 2009, respectively, upon the exercise of stock options and received proceeds of $119 and $426. Additionally, 398,188 and 313,449 shares of restricted stock and restricted stock units vested during the nine months ended September 30, 2010 and 2009, respectively. Included in the number of shares vested during the nine months ended September 30, 2010 and 2009 were 116,461 and 113,837 shares, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the nine months ended September 30, 2010 and 2009, the Company issued 27,409 and 34,836 shares of common stock, respectively, as compensation to board members and spokespersons. Costs recognized for these stock grants were $466 and $383 for the nine months ended September 30, 2010 and 2009, respectively. The fair value of the common stock issued in 2010 to board members and spokespersons was $642. In each of the first, second and third quarters of 2010 and 2009, the Company paid a dividend of $0.175 per share to all shareholders of record.

The Company and its Board of Directors have authorized stock repurchase programs of which an additional $38,833 is available to purchase outstanding shares of common stock through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In the nine months ended September 30, 2010, the Company purchased and retired 3,270,429 shares of common stock for an aggregate cost of $74,997. In the nine months ended September 30, 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings.

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

6. SHARE-BASED EXPENSE

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	127,760	$6.92
Exercised	(52,593)	$2.28
Forfeited	(20,000)	$6.00

Outstanding, September 30, 2010	55,167	$11.68	4.15	$543

Exercisable, September 30, 2010	55,167	$11.68	4.15	$543

Expected to vest at September 30, 2010	55,167	$11.68	4.15	$543

The Company did not record any pre-tax compensation charges for stock option awards during 2010 or 2009 as all outstanding awards are fully vested. There were no option grants during the three and nine months ended September 30, 2010 or 2009. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2010 was $107 and $957, respectively, and for the three and nine months ended September 30, 2009 was $415 and $1,143, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	1,317,023	$20.12
Granted	529,705	$17.96
Vested	(396,355)	$20.32
Forfeited	(70,960)	$18.97

Nonvested, September 30, 2010	1,379,413	$19.29

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2010 were primarily performance-based units. The performance-based units will be settled in stock upon the Company’s achievement of specific performance goals over a specified performance period and vest over three years. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Restricted Stock Units (1)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	5,500	$14.84
Granted	67,496	$17.53
Vested	(1,833)	$14.84

Nonvested, September 30, 2010	71,163	$17.39

(1)	The number of restricted stock units issued related to performance shares may range from 0% to 200% of the number of units shown in the table above based on the Company’s achievement of certain specified performance goals.

The Company recorded compensation expense of $2,595 and $7,663 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010, respectively, and $2,279 and $6,303 for the three and nine months ended September 30, 2009, respectively, in connection with the issuance of the restricted shares and restricted stock units.

As of September 30, 2010, there was $21,612 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized compensation expense will be expensed through the third quarter of 2014.

7. COMMITMENTS AND CONTINGENCIES

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215 and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008 that was granted by the Court on August 31, 2009. On September 29, 2009, plaintiff filed a notice of appeal, and on May 19, 2010, upon motion by the plaintiff/appellant, the appeal was dismissed without costs to either party.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the same Court, which were nominally brought on behalf of Nutrisystem, Inc., and named certain of its officers and directors (including four current directors) as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claimed for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action described above but added contentions regarding the Company’s buyback program. The two federal actions were consolidated under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming four members of the current Board of Directors and certain current and former officers as defendants. Defendants filed a motion to dismiss, which the Court granted on October 26, 2009. The dismissal is final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action was nominally brought on behalf of the Company and named four members of the current Board of Directors as defendants. This action has been stayed. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pa. R. Civ. P. 230.2 for inactive cases. On October 1, 2010, the Court closed this case.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County, Pennsylvania litigation sent a letter demanding that the Company’s Board of Directors investigate and bring litigation against certain current and former officers and directors relating to the same events that form the basis of the federal putative class action and derivative suit described. There has been correspondence with this attorney, and the Board of Directors has appointed a special committee consisting of three independent directors to investigate this issue and the demand. After the committee completes its investigation, it will provide its recommendation to the entire Board of Directors, who will make the final decision with respect to the Company’s response to the shareholder’s demand.

The Company also received in November 2007 correspondence from an attorney purporting to represent another Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The parties reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate. On October 1, 2010, this case was terminated by the Court.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, which the Court dismissed on July 25, 2008. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and to send class members notice under the Fair Labor Standards Act claim. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, sixty-five former sales representatives and three current sales representatives opted-in to this litigation. On July 24, 2009, the Court heard oral argument on the motions for summary judgment that the parties had previously filed, and on July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. The plaintiffs filed an appeal of the Court’s Order, and several employee rights organizations and the U.S. Department of Labor filed amicus curiae briefs in this matter. The Third Circuit held oral argument on plaintiffs’ appeal and on September 7, 2010 affirmed the District Court’s grant of summary judgment for the Company. On October 4, 2010, the Third Circuit denied plaintiffs’ petition for rehearing by the original Third Circuit panel and en banc rehearing. On October 12, 2010, the Third Circuit delivered its certified judgment to the United States District Court for the Eastern District of Pennsylvania.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company entered into a new agreement with a food vendor during the three months ended September 30, 2010, which increased its food obligations. The Company anticipates it will meet all annual purchase obligations.

8. INCOME TAXES

The Company’s effective income tax rates were 33.7% and 35.9% for the three and nine months ended September 30, 2010, respectively, as compared to 37.0% and 27.1% in the corresponding periods of 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 as compared to 2009 is primarily due to state income tax benefits and permanent items. The increase in the effective income tax rate for the nine months ended September 30, 2010 as compared to 2009 is related to the Company’s abandonment of its investment in Zero Water during 2009, which provided a prior year income tax deduction for its entire original $14,258 tax basis investment in Zero Water and reduced 2009 federal income tax payments by approximately $4,990.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2009, the Company had net operating loss carryforwards of approximately $10,163 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2010. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of September 30, 2010 and December 31, 2009 was $2,081 and $1,375, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,353 and $893 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

9. DISCONTINUED OPERATIONS

In the first quarter of 2010, the Company committed to a plan to sell the business operations conducted by its subsidiary, Nutrisystem Fresh, Inc., a provider of freshly prepared meals designed to promote weight management and healthy living (“NuKitchen”), as it was no longer aligned with the business direction of the Company. The Company was unsuccessful in locating a buyer for the NuKitchen business and, therefore, it closed the business during the three months ended September 30, 2010. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. NuKitchen had revenues of $302 and $1,708 and pre-tax losses of $526 and $825 for the three and nine months ended September 30, 2010, respectively. In the comparable periods of 2009, NuKitchen had revenues of $646 and $2,370 and pre-tax losses of $219 and $1,471, respectively.

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

Revenue consists primarily of food sales. For the nine months ended September 30, 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

During 2009, we began marketing our Nutrisystem D program, a low-glycemic program specifically designed for individuals with type 2 diabetes who need to lose weight. Results from a three-month clinical study conducted at the Temple University School of Medicine and published in the Journal of Postgraduate Medicine showed that a pre-packaged, portion controlled meal plan helped overweight individuals with type 2 diabetes lose up to 16 times more weight and experience greater reductions in their A1C levels as compared to the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. We funded this research study. We anticipate that the Nutrisystem D program will be a strategic component of our portfolio of future growth.

We continue to offer our program at Costco through the use of prepaid program cards. The Nutrisystem program was also offered at other large retailers. Each retailer offered a unique promotional package and pricing through the use of prepaid cards. Costco has continued to perform in accordance with our expectations, while the other retailers offering our program have not. We have discontinued offering our program at underperforming retailers, but we will continually explore other major retailers where we may potentially offer our program in the future.

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

During the nine months ended September 30, 2010, we did not make any material change to our critical accounting policies.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers and sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

Cost of Revenue. Cost of revenue consists primarily of the cost of the products sold, including compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card fees and packing material. Cost of products sold includes the cost of products provided at no charge as part of promotions and non-food materials provided with customer orders.

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

Overview of the Direct Channel

In the nine months ended September 30, 2010 and 2009, the direct channel represented 96% and 94%, respectively, of our revenue. Net sales through the direct channel were $117.4 million and $404.4 million in the three and nine months ended September 30, 2010, respectively, compared to $118.6 million and $392.4 million in the comparable periods of 2009. The increase in the nine months ended September 30, 2010 is primarily attributable to an increase in customer starts and retail revenue, which was partially offset by a decline in reactivation and QVC revenue. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution through QVC

We distribute our proprietary prepackaged food through QVC, a television home shopping network. In the nine months ended September 30, 2010 and 2009, this channel represented 4% and 6% of our revenue, respectively. On the QVC network, we reach a large audience in a 50 minute infomercial format that enables us to fully convey the benefits of the Nutrisystem diet programs. Under the terms of our agreement, QVC viewers purchase Nutrisystem products directly from QVC and are not directed to the Nutrisystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutrisystem brand. Net sales through QVC were $3.7 million and $16.8 million for the three and nine months ended September 30, 2010, respectively, compared to $7.6 million and $26.1 million in the comparable periods of 2009. QVC sales are a function of the number of shows and the timing of each show. The decrease in QVC sales can be primarily attributed to a decrease in the number of shows and quality air time.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
REVENUE	$121,189	$126,385	$(5,196)	(4)%

COSTS AND EXPENSES:
Cost of revenue	52,654	57,245	(4,591)	(8)%
Marketing	33,349	36,228	(2,879)	(8)%
General and administrative	18,114	16,513	1,601	10%
Depreciation and amortization	3,133	2,904	229	8%

Total costs and expenses	107,250	112,890	(5,640)	(5)%

Operating income from continuing operations	13,939	13,495	444	3%

OTHER INCOME	3	149	(146)	(98)%

INTEREST (EXPENSE) INCOME, net	(31)	80	(111)	(139)%

Income from continuing operations before income taxes	13,911	13,724	187	1%
INCOME TAXES	4,690	5,075	(385)	(8)%

Income from continuing operations	9,221	8,649	572	7%
LOSS ON DISCONTINUED OPERATIONS, net	(66)	(198)	132	67%

Net income	$9,155	$8,451	$704	8%

% of revenue
Gross margin	56.6%	54.7%
Marketing	27.5%	28.7%
General and administrative	14.9%	13.1%
Operating income from continuing operations	11.5%	10.7%

Revenue. Revenue decreased to $121.2 million in the third quarter of 2010 from $126.4 million in the third quarter of 2009. The revenue decrease resulted primarily from a decrease in customer starts from the direct channel, lower reactivation and QVC revenue, partially offset by increased retail revenue. The direct channel accounted for 97% of total revenue in the third quarter of 2010 compared to 3% for QVC. In the third quarter of 2009, the direct channel accounted for 94% of total revenue compared to 6% for QVC.

Costs and Expenses. Cost of revenue decreased to $52.7 million in the third quarter of 2010 from $57.2 million in the third quarter of 2009. Gross margin increased to 56.6% in the third quarter of 2010 from 54.7% for the third quarter of 2009. The increase in gross margin was primarily attributable to a reduced level of returns, a reduction in the use of food-based promotions and ongoing cost savings initiatives.

Marketing expense decreased to $33.3 million in the third quarter of 2010 from $36.2 million in the third quarter of 2009. Marketing expense as a percent of revenue decreased to 27.5% in 2010 from 28.7% in 2009. Substantially all marketing spending during the third quarter of 2010 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($1.1 million) and television production ($1.9 million). In total, media spending was $29.8 million in the third quarter of 2010 and $30.9 million in the third quarter of 2009.

General and administrative expense increased to $18.1 million in the third quarter of 2010 compared to $16.5 million in the third quarter of 2009. General and administrative expense as a percent of revenue increased to 14.9% in the third quarter of 2010 from 13.1% for the third quarter of 2009. The increase in spending is primarily attributable to higher compensation and benefit costs ($805,000); increased spending in utilities and rent expense due to the relocation of our corporate headquarters ($585,000); and increased non-cash expense for share-based payment arrangements ($317,000).

Depreciation and amortization expense increased to $3.1 million in the third quarter of 2010 compared to $2.9 million in the third quarter of 2009 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other Income. Other income in 2009 primarily represents the impact of changes in the Canadian dollar.

Interest (Expense) Income, Net. Interest expense, net, was $31,000 in the third quarter of 2010 compared to interest income, net, of $80,000 in the third quarter of 2009 due to the borrowings under the credit facility during the three months ended September 30, 2010.

Income Taxes. In the third quarter of 2010, we recorded income tax expense of $4.7 million, which represents an estimated effective income tax rate of 33.7% compared to income tax expense of $5.1 million, which represented an estimated effective income tax rate of 37.0% in the third quarter of 2009. The decrease is primarily due to state income tax benefits and permanent items.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
REVENUE	$421,653	$419,164	$2,489	1%

COSTS AND EXPENSES:
Cost of revenue	186,585	193,021	(6,436)	(3)%
Marketing	127,177	118,444	8,733	7%
General and administrative	57,031	58,989	(1,958)	(3)%
Depreciation and amortization	9,064	7,854	1,210	15%

Total costs and expenses	379,857	378,308	1,549	0%

Operating income from continuing operations	41,796	40,856	940	2%

OTHER (EXPENSE) INCOME	(32)	339	(371)	(109)%

EQUITY AND IMPAIRMENT LOSS	—	(4,000)	4,000	100%

INTEREST INCOME (EXPENSE), net	73	(16)	89	556%

Income from continuing operations before income taxes	41,837	37,179	4,658	13%
INCOME TAXES	15,037	10,094	4,943	49%

Income from continuing operations	26,800	27,085	(285)	(1)%
LOSS ON DISCONTINUED OPERATIONS, net	(253)	(1,013)	760	75%

Net income	$26,547	$26,072	$475	2%

% of revenue
Gross margin	55.7%	54.0%
Marketing	30.2%	28.3%
General and administrative	13.5%	14.1%
Operating income from continuing operations	9.9%	9.7%

Revenue. Revenue increased to $421.7 million in the nine months ended September 30, 2010 from $419.2 million in the comparable period of 2009. The revenue increase resulted primarily from an increase in customer starts and retail revenues, partially offset by a decrease in reactivation and QVC revenue. The direct channel accounted for 96% of total revenue in the nine months ended September 30, 2010 compared to 4% for QVC. In the nine months ended September 30, 2009, the direct channel accounted for 94% of total revenue compared to 6% for QVC.

Costs and Expenses. Cost of revenue decreased to $186.6 million in the nine months ended September 30, 2010 from $193.0 million in the comparable period of 2009. Gross margin increased to 55.7% in the nine months ended September 30, 2010 from 54.0% in the comparable period of 2009. The increase in gross margin was primarily attributable to a reduction in the use of food-based promotions, a reduced level of returns and ongoing cost savings initiatives.

Marketing expense increased to $127.2 million in the nine months ended September 30, 2010 from $118.4 million in the comparable period of 2009 and marketing expense as a percent of revenue increased to 30.2% in 2010 from 28.3% in 2009. Substantially all marketing spending during the year promoted the direct business. The increase in marketing is primarily attributable to increased spending for advertising media ($9.1 million) and increased marketing consulting ($1.8 million). These costs were partially offset by decreased television production ($1.7 million). In total, media spending was $112.6 million in the nine months ended September 30, 2010 and $103.5 million in the comparable period of 2009.

General and administrative expenses decreased to $57.0 million in the nine months ended September 30, 2010 compared to $59.0 million in the comparable period of 2009. General and administrative expense as a percent of revenue decreased to 13.5% in the nine months ended September 30, 2010 from 14.1% in the comparable period of 2009. The decrease was primarily attributable to decreased spending in professional, outside and computer services expenses ($2.8 million) due to our continued focus on cost containment. Additionally, during 2009 we incurred charges with our attempt to right size our organization and streamline work processes ($1.2 million). These decreases were partially offset by an increase in compensation and benefits ($1.4 million) and increased non-cash expense for share-based payment arrangements ($1.4 million).

Depreciation and amortization expense increased to $9.1 million in the nine months ended September 30, 2010 compared to $7.9 million in the comparable period of 2009 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other (Expense) Income. Other (expense) income in 2009 primarily represents the impact of changes in the Canadian dollar.

Equity and Impairment Loss. In June 2009, we abandoned our interest in Zero Water as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4.0 million was recorded including the write-off of the remaining investment.

Interest Income (Expense), Net. Interest income, net, was $73,000 in the nine months ended September 30, 2010 compared to interest expense, net of $16,000 in the comparable period of 2009. The change is due to larger amounts invested in marketable securities during the nine months ended September 30, 2010 than the comparable period of 2009.

Income Taxes. In the nine months ended September 30, 2010, we recorded income tax expense of $15.0 million, which represents an effective income tax rate of 35.9% compared to income tax expense of $10.1 million, which represented an effective income tax rate of 27.1% in the comparable period of 2009. The increase in the effective tax rate related to our abandonment of our investment in Zero Water which provided a prior year income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and reduced 2009 income tax payments by approximately $5.0 million.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. We have increased spending for capital additions during 2010 as compared to 2009 due to the relocation of our corporate headquarters. Additionally, we entered into an agreement with a food vendor during the three months ended September 30, 2010, which increased our food obligations. We anticipate that we will meet all purchase obligations. In addition, we have no off-balance sheet financing arrangements.

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

At September 30, 2010, we had net working capital of $57.3 million, compared to net working capital of $103.3 million at December 31, 2009 primarily due to a decrease in inventory levels as we typically build inventories towards the end of the year for the upcoming diet season. Cash and cash equivalents at September 30, 2010 were $36.6 million, an increase of $4.4 million from the balance of $32.2 million at December 31, 2009. Additionally, we had $20.8 million invested in marketable securities at September 30, 2010 as compared to $30.3 million at December 31, 2009. Our principal source of liquidity during this period was cash flows from operations.

We have a $200.0 million unsecured revolving credit agreement with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million.

We borrowed $20.0 million against this facility during the nine months ended September 30, 2010 to repurchase stock and utilize our low cost debt capital to retire equity capital. No amounts were borrowed during 2009.

In the nine months ended September 30, 2010, we generated cash flows of $84.5 million from operating activities of continuing operations which is consistent with the prior year and is primarily attributable to increased payments to vendors and suppliers, partially offset by lower inventory levels.

In the nine months ended September 30, 2010, net cash used in investing activities from continuing operations was $7.2 million and was primarily used for capital expenditures for the relocation of our corporate headquarters and web initiatives, partially offset by the sale of marketable securities.

In the nine months ended September 30, 2010, net cash used in financing activities was $73.0 million, primarily for the repurchase of 3,270,429 shares of common stock for an aggregate cost of $75.0 million and the payment of dividends of $15.8 million, partially offset by the borrowings under our credit facility of $20.0 million.

Our Board of Directors has authorized stock repurchase programs under which an additional $38.8 million of our outstanding shares of common stock may be purchased through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

Subsequent to September 30, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share payable on November 22, 2010 to shareholders of record as of November 12, 2010. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. We have $20.0 million of debt outstanding at a rate of approximately 1.2% at September 30, 2010. Our cash and cash equivalents at that date of $36.6 million were maintained in bank accounts. Additionally, we invested $20.8 million in marketable securities which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

Commencing on October 9, 2007, several putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215 and a consolidated amended complaint was filed on March 7, 2008. The consolidated amended complaint raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The defendants filed a motion to dismiss on May 6, 2008 that was granted by the Court on August 31, 2009. On September 29, 2009, plaintiff filed a notice of appeal, and on May 19, 2010, upon motion by the plaintiff/appellant, the appeal was dismissed without costs to either party.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the same Court, which were nominally brought on behalf of Nutrisystem, Inc., and named certain of its officers and directors (including four current directors) as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claimed for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action described above but added contentions regarding the Company’s buyback program. The two federal actions were consolidated under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming four members of the current Board of Directors and certain current and former officers as defendants. Defendants filed a motion to dismiss, which the Court granted on October 26, 2009. The dismissal is final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action, the state court action was nominally brought on behalf of the Company and named four members of the current Board of Directors as defendants. This action has been stayed. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pa. R. Civ. P. 230.2 for inactive cases. On October 1, 2010, the Court closed this case.

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County, Pennsylvania litigation sent a letter demanding that the Company’s Board of Directors investigate and bring litigation against certain current and former officers and directors relating to the same events that form the basis of the federal putative class action and derivative suit described. There has been correspondence with this attorney, and the Board of Directors has appointed a special committee consisting of three independent directors to investigate this issue and the demand. After the committee completes its investigation, it will provide its recommendation to the entire Board of Directors, who will make the final decision with respect to the Company’s response to the shareholder’s demand.

The Company also received in November 2007 correspondence from an attorney purporting to represent another Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The parties reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint. On April 30, 2010, the Court sent the plaintiff in this action a notice to terminate. On October 1, 2010, this case was terminated by the Court.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay overtime in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, which the Court dismissed on July 25, 2008. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and to send class members notice under the Fair Labor Standards Act claim. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, sixty-five former sales representatives and three current sales representatives opted-in to this litigation. On July 24, 2009, the Court heard oral argument on the motions for summary judgment that the parties had previously filed, and on July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. The plaintiffs filed an appeal of the Court’s Order, and several employee rights organizations and the U.S. Department of Labor filed amicus curiae briefs in this matter. The Third Circuit held oral argument on plaintiffs’ appeal and on September 7, 2010 affirmed the District Court’s grant of summary judgment for the Company. On October 4, 2010, the Third Circuit denied plaintiffs’ petition for rehearing by the original Third Circuit panel and en banc rehearing. On October 12, 2010, the Third Circuit delivered its certified judgment to the United States District Court for the Eastern District of Pennsylvania.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2010	2,362,129	22.75	2,362,129	$38,833,463
August 1 – August 31, 2010	—	—	—	$38,833,463
September 1 – September 30, 2010	—	—	—	$38,833,463

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	The period July 1, 2010 through September 30, 2010 does not include 29,951 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

10.1	Form of 2011 Performance-Based Restricted Stock Grant.

10.2	Form of 2012 Performance-Based Restricted Stock Grant.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ JOSEPH M. REDLING	November 4, 2010
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ DAVID D. CLARK	November 4, 2010
David D. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

10.1	Form of 2011 Performance-Based Restricted Stock Grant.

10.2	Form of 2012 Performance-Based Restricted Stock Grant.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.