Form 10-K
period 2010-12-31
NUTRI SYSTEM INC /DE/
filed 2011-03-07
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center
600 Office Center Drive
Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Large Accelerated Filer   ☐        Accelerated Filer   ☒         Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $656,301,999. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 2, 2011: 26,794,782 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission for Nutrisystem, Inc.’s annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Nutrisystem® , Nutrisystem® Flex® and Nutrisystem® Select® are registered trademarks of Nutrisystem, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Nutrisystem, Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (the “Annual Report”). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

INDUSTRY AND MARKET DATA

The market data and other statistical information used throughout this Annual Report are based on independent industry publications, government publications and other published independent sources. Some data are also based on our good faith estimates, which are derived from other relevant statistical information, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information.

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

Overview

We are a leading provider of a weight management system based on a low-calorie, portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. Our Core Auto-Delivery program is regularly priced between $300 and $330 per shipment, or about $11 to $12 per day for a full 28 days of Nutrisystem ready-to-go food. Our food for the Core program is shelf-stable at room temperature and will last for up to two years, making it relatively inexpensive to ship and store. We have also expanded our product offerings to include a combination of our ready-to-go food and our fresh-frozen line of menu items. This new Select program is priced higher than the Core program.

Our program is based on the following cornerstones that represent who we are to our customers:

Results. We believe our program enables our customers to lose weight successfully. The Nutrisystem program is based on over 35 years of nutrition research and the science of the low Glycemic Index, and offers over 150 low-calorie, portion-controlled items that are high in fiber, heart healthy and contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the Glycemic Index are generally considered “good” carbohydrates.

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

Value. Our Core Auto-Delivery program is regularly priced at about $11 to $12 per day for a full 28 days of Nutrisystem food. We do not charge membership fees. Additionally, we advertise various promotional offers and pricing throughout the year.

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

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. According to the World Health Organization (“WHO”), in 2005 approximately 1.6 billion adults (age 15 and above) globally were overweight and at least 400 million of them were obese. WHO projects that by 2015, 2.3 billion people will be overweight and 700 million of these will be obese. In the U.S., data from a nationally representative sample surveyed in 2007-2008 found that more than one-third of U.S. adults were obese, with another one-third being overweight.

Nutrisystem is currently operating primarily in the U.S. and Canada. Gallup surveys indicate that approximately 42% of the people in the U.S., or an estimated 96 million were dieting during 2008. Of those people, approximately 56 million were attempting to lose weight and 40 million were attempting to maintain their weight. Approximately 8% participated in commercial weight loss programs and 56% conducted some form of self-directed diet. We believe the Nutrisystem program is well positioned to attract both types of dieters.

According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases, as well as improve the health and quality of life of people who have these conditions.

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

Our Products and Services

For more than 35 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program, online tools and counseling. Trained counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information through hosted Internet chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and exercise, which is provided on our community website and emailed to our customers bi-weekly. Additionally, online and smart phone weight management tools are available to our customers. These tools include the interactive Mindset Makeover guide, a behavior modification program that was co-authored by an international leader in the field of obesity research and is offered to our customers free of charge. This insightful and motivational guide walks clients through the program and can serve as an interactive tool for our counselors to use to facilitate communication and enhance weight loss success for our clients.

Our Nutrisystem program consists of over 150 low calorie, portion-controlled items that serve as the foundation of a low Glycemic Index diet. The Glycemic Index is a measure of the quality of carbohydrates in foods and foods on the lower end are generally considered “good” carbohydrates. Our program is perfectly portioned for weight loss and offers a balance of carbohydrate, protein and fat that meets national dietary guidelines. We have also worked to reduce the sodium content of our meal program. Including grocery additions, our plans contain 1800-2200 milligrams of sodium per day, consistent with national guidelines. In contrast, the average American consumes 2800-4000 milligrams of sodium per day. We will constantly strive to meet or exceed nutritional guidelines as they are updated.

We have an agreement with Schwan’s Home Service, a provider of fine frozen foods, for the development and distribution of frozen foods under the Nutrisystem brand. The program, which includes frozen foods (“Nutrisystem Select”), enhances Nutrisystem’s tradition of effective weight loss and weight management. The full national launch of Nutrisystem Select took place in the first quarter of 2009 but was recently revamped so that most of our weight plans include these fresh-frozen foods. The program provides customers with premium fresh-frozen foods that complement Nutrisystem’s prepared food weight loss programs and still adhere to Nutrisystem’s nutritional guidelines. When a customer orders Nutrisystem Select, two separate shipments are delivered. The first shipment will be sent directly to the customer and will contain Nutrisystem’s standard shelf-stable food. The second shipment will contain the fresh-frozen foods and will be delivered right to the customer’s home.

The Nutrisystem D Program is a weight loss program specifically designed to produce gradual weight loss in overweight patients diagnosed with type 2 diabetes. Results from a 2009 clinical study conducted at the Temple University School of Medicine and published in the journal of Postgraduate Medicine show that a pre-packaged, portion controlled meal plan in combination with weekly counseling sessions helped overweight individuals with type 2 diabetes lose more weight and experience greater reductions in their A1C levels as compared to those in the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. A follow up study at the University of Pennsylvania and Temple University School of Medicine was launched in the third quarter of 2010 and is expected to be complete by the end of the second quarter of 2011. Both research studies were funded by Nutrisystem.

We continue to offer our program at Costco through the use of prepaid program cards. The Nutrisystem program has also been offered at other large retailers. Each retailer offered a unique promotional package and pricing through the use of prepaid program cards. We have discontinued offering our program at underperforming retailers, but we will continually explore other major retailers where we may potentially offer our program in the future.

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

Typically, our customers purchase monthly food packages of shelf-stable and frozen food containing 28 breakfasts, lunches, dinners and desserts, which they supplement with dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. In certain instances, depending on the promotional offers available, customers can receive more than the typical 28 days of food. Most customers order through our Auto-Delivery feature. Our program is regularly priced for as little as $11 per day. By offering a variety of shelf-stable and fresh-frozen foods, we help our customers sustain their weight loss efforts. On our website, customers can order food 24 hours a day, seven days a week.

The features of our weight loss program address many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program with limited weighing and measuring of foods, and no need to count calories, carbohydrates or points. The convenience of home delivery, reduced grocery shopping time, and rapid food preparation also aid compliance.

Our food items have accounted for 99% of our revenues for each of the years ended December 31, 2010, 2009 and 2008, respectively. No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years. In January 2008, we expanded operations into Canada and in October 2009, we announced our Nutrisystem J Diet in Japan. Approximately 98% of our revenues for each of the years ended December 31, 2010, 2009 and 2008 were generated in the United States.

Marketing

Marketing is a core competency that drives sales and builds the Nutrisystem brand. We have strong expertise in all facets of both offline and online marketing and utilize an integrated marketing process to drive profitable revenue in an efficient, effective way.

Offline Marketing. We believe Nutrisystem is one of the leading and most efficient offline direct response advertisers in the industry. We deploy a hybrid of proven direct response techniques to: 1) build brand equity and awareness; 2) encourage qualified customers to call or visit our website; and 3) deliver profitable sales. We track response to each advertisement through unique toll-free numbers and URLs and we deploy multi-channel campaigns to target new customers that include television, print, direct mail and telemarketing efforts. To reactivate lapsed customers and upsell to those already on our program, we utilize a combination of direct mail and telemarketing efforts which complements our other media advertising.

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

Public Relations. The consumer and business media outreach programs accentuate Nutrisystem as a leader and innovator in the weight loss category. Our public relations strategically complement offline and online marketing to increase top-of-mind awareness for Nutrisystem, as well as to foster positive word-of-mouth, in order to enhance purchase consideration of our product. The Nutrisystem brand, our marketing and product innovations, as well as celebrities who have lost weight on our program are regularly featured in top-tier media outlets such as: The Today Show, USA TODAY, People Magazine, Access Hollywood, E! News and Forbes.com. We typically compensate our spokespersons based on their initial weight loss on our program and maintenance of the weight loss over time.

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

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes virtually all of them. Our weight loss program is also sold through QVC, a television home shopping network, which represented 4% of our revenue in 2010.

As of December 31, 2010 we employed approximately 97 weight loss counselors and 256 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Counselors initiate some out-bound sales calls but primarily focus on in-bound calls and email. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents are paid primarily on commission while counselors receive an hourly wage.

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

Customer Service

As of December 31, 2010, we employed approximately 112 customer service representatives. Customer service representatives are trained to handle in-bound calls and emails from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to the arrival date of their order shipment, reporting of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are paid an hourly wage.

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

We operate an integrated network of distribution facilities. In 2009 and 2010, we embarked on several key initiatives within our supply chain, including the installation of new material handling equipment and a new warehouse management system. These initiatives resulted in realized cost improvements, enhanced vendor productivity and warehouse efficiencies, and they helped increase key metrics supporting customer satisfaction. In addition, these initiatives resulted in improved inventory management and allowed for us to reduce our overall warehouse footprint. We currently utilize two outsourced distribution facilities – one located in Chambersburg, Pennsylvania and the other in Sparks, Nevada. During 2010, 100% of our fulfillment was handled by our outsourced provider.

We have a service agreement with our outside fulfillment provider, which provides for storage, handling and other services, including pricing and minimum space commitments. The current contract expires on December 17, 2014, but may be terminated sooner upon 180 days written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2010, approximately 99% of all direct customer initial orders were shipped within two business days of the date the order was received. In addition, we can ship to approximately 99% of the domestic population within five business days using standard ground transportation. In 2010, we made capital investments in new material handling equipment and a new warehouse management system to target improvements in productivity, cost, quality and service.

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

In 2010, approximately 18%, 17% and 10%, respectively, of inventory purchases were from three suppliers. We have supply arrangements with certain of these vendors that require us to make certain minimum purchases. In 2009, these vendors supplied 18%, 19% and 8%, respectively, of total purchases and in 2008 these vendors supplied 15%, 19% and 5%, respectively, of total purchases.

Our product development team uses a number of sources – customer feedback, market trends, nutrition science, and breakthroughs in food technology – to create new ideas for our program. New foods are created to enhance the variety of our current offerings or to support the efforts of creating a new program. Typically, concepts are formulated in the test kitchen to meet our stringent demands for nutrition and stability. We then contract with food manufacturers who further develop viable new products based on our specifications. Alternatively, manufacturers may suggest items. Regardless of a given food item’s pathway through development, that food is evaluated for nutrition, compliance with our program, taste (using testing panels), and cost considerations. The number of stock keeping units, or SKUs, we introduce each year varies depending on whether we are introducing a new program or simply updating an existing one.

Our Customers

We offer weight loss programs designed for women, men, seniors as well as people with type 2 diabetes who want to lose weight. Based on our customer data, our typical customer is female, approximately 49 years of age and weighs 187 lbs. We believe that, on average, our customers want to lose approximately 44 lbs. over a period of time. Based on our customer surveys, we believe our typical customers tend to stay on our program for 10 to 11 weeks (including the one free week most customers obtain with their initial order), lose 1.0 to 2.0 pounds per week and have tried other popular diet programs. We believe that these surveys indicate a willingness to refer our program to others and that our customers value the following Nutrisystem program attributes:

•	effective weight loss;

•	direct delivery to their door;

•	easy to follow and stay on the program;

•	food can be easily prepared in minutes;

•	wide variety of food; and

•	they do not feel hungry while on the program.

Information Systems

Our ecommerce and community websites, both of which are based primarily on third party software customized to meet our business needs, are each hosted in a top tier, co-location facility. These facilities provide redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment upon which our websites rely. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we secure that transaction by using the best available encryption technologies, including secure sockets layer, or SSL. Our customer data is protected against unauthorized access by security measures and we engage a variety of industry leading technology providers including VeriSign, CyberSource and SecureWorks to further ensure the security of our credit card transactions and the safety of our customers’ personal information.

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

Employees

As of December 31, 2010, we had approximately 573 administrative, sales, counseling and customer service personnel, 23 employees dedicated to fulfillment and 51 employees in marketing. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

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

Executive Officers of the Company

The Company’s executive officers and their respective ages and positions as of December 31, 2010 are as follows:

Name	Age	Position
Joseph M. Redling	52	Chairman, President and Chief Executive Officer

David D. Clark	46	Executive Vice President, Chief Financial Officer and Treasurer

Christopher S. Terrill	43	Executive Vice President, E-Commerce and Chief Marketing Officer

Scott A. Falconer	51	Executive Vice President, Operations

Joseph M. Redling has served as our President and Chief Operating Officer since September 2007, as our Chief Executive Officer since May 2008 and as member of our Board since April 2008. In November 2008, Mr. Redling became Chairman of our Board. Before joining us, Mr. Redling held a number of executive positions at AOL, Inc., a global web services company, including Chief Marketing Officer, President of AOL Access, President of AOL Paid Services and Customer Management and Chief Executive Officer of AOL International from September 2001 through March 2007.

David D. Clark has served as our Chief Financial Officer and Treasurer since November 2007 and in July 2008, the Board promoted Mr. Clark from the position of Senior Vice President, which he had held since November 2007, to Executive Vice President. Prior to joining us, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc., a manufacturer of steel plate, from November 2006 through October 2007. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings, a publicly traded provider of digital wireless communications services, from its founding in 1997 through February 2006 and held the additional position of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000.

Christopher S. Terrill has served as our Executive Vice President, E-Commerce and Chief Marketing Officer since June 2009. He had served since January 2007 as the Company’s Senior Vice President of E-Commerce. Prior to joining the Company, from 2005 to 2006, Mr. Terrill was Vice President of Product and Marketing at Blockbuster.com, the online division of Blockbuster Inc. From 1999 to 2005, Mr. Terrill held senior level positions at Match.com, where he served as Vice President of New Brands & Verticals from 2004 to 2005, and Vice President of Offline Initiatives from 2001 to 2004.

Scott A. Falconer has served as our Executive Vice President, Operations since June 2009. Prior to that, Mr. Falconer served as our Executive Vice President, Customer Management and Product Development since May 2008. Prior to joining us, Mr. Falconer held a number of positions at AOL, Inc., a global web services company, including Executive Vice President, AOL Mobile as well as Executive Vice President and Chief Operating Officer, AOL Member Services from 2002 through 2007. Effective March 2, 2011, Mr. Falconer ceased to be an executive officer of the Company.

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

Our marketing expenditures were $145.9 million, $146.4 million and $174.9 million in 2010, 2009 and 2008, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Food Manufacturers. We rely solely on third party manufacturers to supply all of the food and other products we sell. In 2010, approximately 18%, 17% and 10%, respectively, of inventory purchases were from three suppliers. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Nutrisystem brand.

Freight and Fulfillment. In 2010, more than 95% of our orders were shipped by one third party, United Parcel Service, or UPS, and 100% of our order fulfillment was handled by another third party, Ozburn-Hessey Logistics, or OHL. Should UPS or OHL be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing UPS or OHL on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

We are dependent on certain third party agreements for a percentage of revenue.

We have contractual agreements with certain third party retailers. Under the agreements, these third parties control when and how often our products and services are offered and we are not guaranteed any minimum level of sales or transactions. Additionally some agreements contain exclusive rights in specified locations to promote our products during the contract term and for specified years thereafter. If any third party elects not to renew their agreement or reduces the promotion of our products, our operating profits will suffer. Additionally, in certain instances, we could be prohibited from selling our products through competitors of these third parties for a specified time after the termination of the agreements.

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

In view of the evolving nature of our business and the seasonality inherent in the weight loss industry, our operating results may fluctuate significantly. The market price of our common stock is subject to fluctuations in response to our operating results, general trends in the weight loss industry, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

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

Our industry is subject to federal, state and other governmental regulation. For example, some advertising practices in the weight loss industry have led to investigations from time to time by the Federal Trade Commission, or FTC, and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. We continue to be subject to these consent decrees, which restrict how we advertise the successes our customers have achieved in losing weight through the program and require us to include the phrase “results not typical” together with a statement as to what the typical weight loss a customer can expect to achieve on our program in advertisements. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising. Regulation of advertising practices in the weight loss industry may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenues and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease two locations in Horsham, Pennsylvania and one in Fort Washington, Pennsylvania. These three locations total approximately 258,280 square feet of office space. One lease in Horsham expires in the first quarter of 2011 and the second expires in 2018. The lease for our Fort Washington location expires in 2022. We have additional fulfillment capacity in Chambersburg, Pennsylvania and Sparks, Nevada through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Commencing on October 9, 2007, several putative class action suits were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215, and a consolidated amended complaint was filed on March 7, 2008 that raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The consolidated amended complaint asked the court to (1) certify a class, (2) award compensatory damages, reasonable costs and expenses and (3) grant such other and further relief as the court deemed just and proper. The defendants filed a motion to dismiss on May 6, 2008 that was granted by the Court on August 31, 2009. On September 29, 2009, plaintiff filed a notice of appeal, and on May 19, 2010, upon motion by the plaintiff/appellant, the appeal was dismissed with prejudice without costs to either party. The dismissal is final.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the same Court, which were nominally brought on behalf of Nutrisystem, Inc., and named certain of its officers and directors (including four current directors) as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and asserted claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action suits described above but added contentions regarding the Company’s stock buyback program. The two federal action suits were consolidated under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming four members of the current Board of Directors and certain current and former officers as defendants. The complaint sought (1) judgment for damages against the individual defendants, (2) declarations that certain defendants were liable for violations of the Exchange Act, (3) an order directing the Company and current director defendants to reform and improve corporate governance, (4) extraordinary equitable and/or injunctive relief, (5) an award of restitution to Nutrisystem from defendants ordering disgorgement of all profits, benefits and other compensation received, (6) an award to the plaintiff for the costs and disbursements of the action and (7) such other relief as the court deemed just and proper. Defendants filed a motion to dismiss, which the Court granted on October 26, 2009. The dismissal is final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action described above, the state court action was nominally brought on behalf of the Company and named four members of the current Board of Directors as defendants. The complaint sought (1) a determination that the case was a proper derivative action and plaintiff was an appropriate representative, (2) a declaration that each of defendants breached his or her fiduciary duties to Nutrisystem, (3) an award to Nutrisystem of damages sustained by reason of the violations and exemplary damages, (4) an award to the plaintiffs for costs and disbursements and (5) such other relief as the court deemed just and proper. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pennsylvania’s Rules of Civil Procedure for inactive cases. The plaintiff took no action and, on October 1, 2010, the Court closed this case.

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County, Pennsylvania litigation described above sent a letter relating to the same events that form the bases of the federal putative class action and derivative suits described above. Specifically, the shareholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors has appointed a special committee consisting of three independent directors to investigate this demand. The committee has engaged independent legal counsel to assist it in this investigation, and after the investigation is completed, the committee will provide its recommendation to the entire Board of Directors, who will make the final decision with respect to the Company’s response to the shareholder’s demand.

The Company also received in November 2007 correspondence from an attorney purporting to represent another Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. The complaint sought (1) judgment against all defendants, (2) equitable and/or injunctive relief as permitted by law, equity and the state statutory provisions, (3) restitution to Nutrisystem from the individual defendants, (4) an award to the plaintiffs of the costs and disbursements of the action and (5) such other relief as the court deemed just and proper. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The parties reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint described above. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pennsylvania’s Rules of Civil Procedure for inactive cases. The plaintiff took no action and, on October 1, 2010, the Court closed this case.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay him for overtime work in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who had been compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. The plaintiff sought (1) that the action be certified as a collective action pursuant to Section 216(b) of the Fair Labor Standards Act, (2) that the action be certified as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure, (3) actual damages for unpaid overtime, (4) liquidated damages, (5) attorneys’ fees and costs and (6) pre- and post-judgment interest. The Court dismissed the state-law class claim on July 25, 2008. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and to send class members notice under the Fair Labor Standards Act claim. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, sixty-eight former and current sales representatives opted-in to this litigation. On July 24, 2009, the Court heard oral argument on the motions for summary judgment that the parties had previously filed, and on July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. The plaintiffs filed an appeal of the Court’s Order, and several employee rights organizations and the U.S. Department of Labor filed amicus curiae briefs in this matter. On June 21, 2010, the United States Court of Appeals for the Third Circuit held oral argument on plaintiffs’ appeal and on September 7, 2010 affirmed the District Court’s grant of summary judgment for the Company. On October 4, 2010, the Third Circuit denied plaintiffs’ petition for rehearing by the original Third Circuit panel and a rehearing en banc. On October 12, 2010, the Third Circuit delivered its certified judgment to the District Court. On November 15, 2010, the District Court granted summary judgment in favor of the Company against all plaintiffs. This matter is now closed.

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

	High	Low
2011 First Quarter (through March 2, 2011)	$22.64	$13.13

2010 First Quarter	$31.90	$15.26
2010 Second Quarter	24.90	17.13
2010 Third Quarter	24.57	17.21
2010 Fourth Quarter	22.03	18.41

2009 First Quarter	$16.80	$10.28
2009 Second Quarter	15.92	13.20
2009 Third Quarter	18.25	13.25
2009 Fourth Quarter	33.54	14.58

Holders

As of March 2, 2011, the Company had approximately 289 record holders of its common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” to be filed in the Company’s definitive proxy statement for the 2011 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2010	—	—	—	$38,833,463
November 1 – November 30, 2010	—	—	—	$38,833,463
December 1 – December 31, 2010	—	—	—	$38,833,463

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009, but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	The period from October 1, 2010 through December 31, 2010 does not include 38,124 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 30, 2005, for our common stock, the Russell 2000 Index and the Dow Jones Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock traded on the NASDAQ National Market until May 24, 2001. It then traded on the OTC Bulletin Board under the ticker symbol THIN.OB., the American Stock Exchange under the ticker symbol NSI and now trades on the NASDAQ Global Select Market under the ticker symbol NTRI.

Comparison of Cumulative Total Return Among Nutrisystem, Inc.,

THE DOW JONES CONSUMER SERVICES INDEX AND THE RUSSELL 2000 INDEX

		12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
☐	Nutrisystem, Inc.	$100	$176	$75	$42	$88	$60
Δ	Dow Jones Consumer Services Index	100	86	102	68	82	82
à	Russell 2000 Index	100	118	117	77	98	124

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2010		2009		2008		2007		2006
Statement of Operations Data:
Revenue	$509,515		$524,618		$686,181		$776,767		$565,950

Costs and expenses:
Cost of revenue	224,806		241,163		325,172		349,891		260,059
Marketing	145,868		146,426		174,862		178,700		118,150
General and administrative	73,853		76,418		86,701		79,435		52,221
Depreciation and amortization	11,773		11,177		8,093		5,812		2,464

Operating income from continuing operations	53,215		49,434		91,353		162,929		133,056
Other (expense) income	(32)		407		(1,145)		(39)		—
Equity and impairment loss	—		(4,000	)(a)	(9,458	)(a)	(800)		—
Interest income, net	5		104		454		3,728		3,591
Income taxes	19,309		13,072		34,018		60,871		50,969
Discontinued operations, net	(242	)(b)	(4,083	)(b, c)	(933	)(b, c)	(795	)(c)	(548)

Net income	$33,637		$28,790		$46,253		$104,152		$85,130

Basic income per common share:
Continuing operations	$1.14		$1.07		$1.50		$3.05		$2.39
Discontinued operations	(0.01)		(0.14)		(0.03)		(0.02)		(0.01)

Basic	$1.13		$0.93		$1.47		$3.03		$2.38

Diluted income per common share:
Continuing operations	$1.13		$1.06		$1.48		$2.98		$2.30
Discontinued operations	(0.01)		(0.14)		(0.03)		(0.02)		(0.01)

Diluted	$1.12		$0.92		$1.45		$2.96		$2.29

Weighted average shares outstanding:
Basic	28,312		29,458		30,684		34,397		35,800
Diluted	28,686		29,769		31,172		35,171		37,122

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$41,219	$62,522	$38,309	$42,448	$80,278
Working capital	74,020	103,341	78,448	103,349	134,049
Total assets	149,953	170,787	159,471	198,560	197,867
Borrowings under credit facility	30,000	—	—	—	—
Non-current liabilities	5,313	1,550	1,298	1,006	831
Stockholders’ equity	74,976	128,963	115,825	141,502	145,302

(a)	In June 2009, we abandoned our interest in Zero Technologies, LLC (“Zero Water”) as management determined that the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4,000 was recorded during 2009 to write-off the remaining investment. During 2008, we recorded an equity loss of $2,975 for our share of Zero Water’s loss and the amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6,483 during 2008 to reduce the carrying value of the equity investment to its estimated fair value. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable. See the discussion contained in Note 7 of the Notes to the Consolidated Financial Statements.
(b)	In the first quarter of 2010, we committed to a plan to sell the business operations conducted by our subsidiary, Nutrisystem Fresh, Inc. (“NuKitchen”), as it was no longer aligned with the business direction of the Company. NuKitchen has been treated as a discontinued operation. During the third quarter of 2010, this business was shut down as we were unsuccessful in locating a buyer. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The loss on discontinued operations during 2010 was primarily from operations. During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets. See the discussion contained in Note 12 of the Notes to the Consolidated Financial Statements.
(c)	In the fourth quarter of 2007, we committed to a plan to sell our subsidiary Slim and Tone LLC (“Slim and Tone”). This subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented. In 2007, we recorded a pre-tax loss on disposal of $1,256, consisting of an impairment of goodwill and intangibles of $1,156 and a pre-tax loss of $100. See the discussion contained in Note 12 of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue consists primarily of food sales. For the year ended December 31, 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

Our mix of revenue can be divided into three categories. First, new customer revenue is all revenue within a quarter from customers joining within that quarter. New customer revenue is the main driver of revenue growth. Second, on-program revenue is all revenue from customers who joined in previous quarters but who are still within their first nine months on the program. Third, reactivation revenue is all revenue generated from customers who are more than nine months from their initial purchase.

Over the past several years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts during 2008, 2009 and 2010. The decline in new customer starts in previous years has also hampered reactivation revenue during 2010. We are continuing to see a challenging environment develop in 2011 as we experienced significantly reduced sales below the comparable 2010 period throughout the month of January. Our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and weak promotional offerings. To increase sales effectiveness we re-launched our “Rollback” pricing strategy, which increased sales traction in the month of February but had a significant negative impact on gross margins. These factors will have compounding effects through 2011 resulting in decreased revenue and net income. Additionally, we will incur additional charges during the first quarter of 2011 including severance which we expect to be more than offset by reductions in general and administrative expenses throughout 2011.

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we have overhauled our eCommerce platform, redesigned our website and initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction. Our product offerings have expanded to include fresh-frozen foods, and we entered into the retail channel and the Nutrisystem D program. Further, we have taken steps to reduce our overall operating costs.

In late December 2010, we announced that we were incorporating our fresh-frozen foods into most of our weight loss plans and offering these plans at the lowest price in our history. Additionally, we have assembled a Culinary Council of industry leading chefs from around the U.S. to act as an advisory board to guide us in developing the best tasting and most desirable foods and menus going forward. We believe our customers want great tasting, high quality foods at a low price with the ability to personalize and sustain and believe this new Select program will aid in reaching these goals.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2010, 2009 and 2008 was $24.1 million, $30.2 million and $47.5 million, respectively. The reserve for returns was $1.0 million and $1.9 million at December 31, 2010 and 2009, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Vendor Rebates. One of our suppliers provides for rebates based on purchasing levels. We accrue this rebate as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statement of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2010, 2009 and 2008, we reduced cost of revenue by $1.9 million, $2.3 million and $4.4 million, respectively, for these rebates. A receivable of $541,000 and $1.5 million at December 31, 2010 and 2009, respectively, has been recorded in receivables in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $419,000 and $1.2 million at December 31, 2010 and 2009, respectively.

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

Loss on Discontinued Operations, Net. We ceased the operations of two of our subsidiaries, Slim and Tone and NuKitchen. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations for all periods presented.

Overview of the Direct Channel

In the years ended 2010, 2009 and 2008, the direct channel represented 96%, 94% and 93%, respectively, of our revenue. Net sales through the direct channel were $490.8 million in 2010 compared to $495.4 million in 2009 and $639.0 million in 2008. The decrease in 2010 is primarily attributable to the decline in reactivation revenue partially offset by an increase in retail revenue. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Overview of Distribution through QVC

We distribute our proprietary pre-packaged food through QVC, a television home shopping network. In 2010, this channel represented 4% of our revenue as compared to 6% of our revenue in 2009 and 6% in 2008. On the QVC network, we reach a large audience in a 50-minute infomercial format that enables us to fully convey the benefits of the Nutrisystem diet programs. Under the terms of our agreement, QVC viewers purchase Nutrisystem products directly from QVC and are not directed to the Nutrisystem website. Retail prices (including shipping and handling) offered on QVC to consumers are similar to prices offered on the website. We generate a lower gross margin (as a percent of revenue) on sales through QVC relative to the direct channel, but QVC sales require no incremental advertising and marketing expense and, management believes, exposure on QVC raises consumer awareness of the Nutrisystem brand. Net sales through QVC were $18.1 million in 2010, $28.5 million in 2009 and $41.6 million in 2008. The decrease in QVC sales can be primarily attributed to a decrease in the number of shows and quality air time.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009 *	$ Change	% Change
	(in thousands)
REVENUE	$509,515	$524,618	$(15,103)	-3%

COSTS AND EXPENSES:
Cost of revenue	224,806	241,163	(16,357)	-7%
Marketing	145,868	146,426	(558)	0%
General and administrative	73,853	76,418	(2,565)	-3%
Depreciation and amortization	11,773	11,177	596	5%

Total costs and expenses	456,300	475,184	(18,884)	-4%

Operating income from continuing operations	53,215	49,434	3,781	8%
OTHER (EXPENSE) INCOME	(32)	407	(439)	-108%
EQUITY AND IMPAIRMENT LOSS	—	(4,000)	4,000	100%
INTEREST INCOME, net	5	104	(99)	-95%

Income from continuing operations before income taxes	53,188	45,945	7,243	16%
INCOME TAXES	19,309	13,072	6,237	48%

Income from continuing operations	33,879	32,873	1,006	3%
LOSS ON DISCONTINUED OPERATIONS, net	(242)	(4,083)	3,841	94%

Net income	$33,637	$28,790	$4,847	17%

% of revenue
Gross margin	55.9%	54.0%
Marketing	28.6%	27.9%
General and administrative	14.5%	14.6%
Operating income from continuing operations	10.4%	9.4%

*	2009 has been reclassified for discontinued operations. See Note 12 of the Notes to the Consolidated Financial Statements.

Revenue. Revenue decreased to $509.5 million in 2010 from $524.6 million in 2009. The revenue decrease resulted primarily from decreased reactivation revenue and a reduction in sales through QVC partially offset by an increase in retail revenue. In 2010, direct revenue accounted for 96% of total revenue compared to 4% for QVC. In 2009, the comparable percentages were 94% and 6%, respectively.

Costs and Expenses. Cost of revenue decreased to $224.8 million in 2010, from $241.2 million in 2009. Gross margin as a percent of revenue increased to 55.9% in 2010 from 54.0% in 2009. The increase in gross margin was primarily attributable to a reduced level of returns, the mix of products with higher gross margins and ongoing cost savings initiatives.

Marketing expense decreased to $145.9 million in 2010 from $146.4 million in 2009. Marketing expense as a percent of revenue increased to 28.6% in 2010 from 27.9% in 2009. Substantially all of the marketing spending in 2010 promoted the direct business. The decrease in marketing is attributable to decreased spending in the production of television advertising ($3.2 million). This decrease is offset by increased spending in advertising media ($1.5 million) and marketing consulting ($1.4 million). In total, media spending was $127.6 million in 2010 and $126.1 million in 2009.

General and administrative expense decreased to $73.9 million in 2010 from $76.4 million in 2009 and as a percent of revenue decreased to 14.5% in 2010 from 14.6% in 2009. The decrease in spending is primarily attributable to decreased professional, outside and computer services ($3.2 million) due to our focus on cost containment and charges incurred in 2009 to streamline work processes and right size our organization ($1.9 million). These decreases were partially offset by higher compensation and benefits and temporary help ($1.9 million) and increased non-cash expense for share-based payment arrangements ($1.5 million).

Depreciation and amortization expense increased to $11.8 million in 2010 from $11.2 million in 2009 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other (Expense) Income. Other (expense) income represents the impact of changes in the Canadian dollar.

Equity and Impairment Loss. In 2009, we abandoned our interest in Zero Water because the business was no longer aligned with our current strategic direction. An equity and impairment loss of $4.0 million was recorded including the write-off of the remaining investment.

Interest Income, Net. Interest income, net decreased to $5,000 in 2010 from $104,000 in 2009 primarily due to borrowings under our credit facility during 2010.

Income Taxes. In 2010, we recorded income tax expense of $19.3 million, which reflects an effective tax rate of 36.3%. In 2009, we recorded $13.1 million of income tax expense for the reporting period. The effective tax rate in 2009 was 28.5%. The increase in the effective tax rate was primarily the result of the abandonment of our investment in Zero Water in 2009 which provided an income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and reduced 2009 income tax payments by approximately $5.0 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009 *	2008 *	$ Change	% Change
	(in thousands)
REVENUE	$524,618	$686,181	$(161,563)	-24%

COSTS AND EXPENSES:
Cost of revenue	241,163	325,172	(84,009)	-26%
Marketing	146,426	174,862	(28,436)	-16%
General and administrative	76,418	86,701	(10,283)	-12%
Depreciation and amortization	11,177	8,093	3,084	38%

Total costs and expenses	475,184	594,828	(119,644)	-20%

Operating income from continuing operations	49,434	91,353	(41,919)	-46%
OTHER INCOME (EXPENSE)	407	(1,145)	1,552	136%
EQUITY AND IMPAIRMENT LOSS	(4,000)	(9,458)	5,458	58%
INTEREST INCOME, net	104	454	(350)	-77%

Income from continuing operations before income taxes	45,945	81,204	(35,259)	-43%
INCOME TAXES	13,072	34,018	(20,946)	-62%

Income from continuing operations	32,873	47,186	(14,313)	-30%
LOSS ON DISCONTINUED OPERATIONS, net	(4,083)	(933)	(3,150)	-338%

Net income	$28,790	$46,253	$(17,463)	-38%

% of revenue
Gross margin	54.0%	52.6%
Marketing	27.9%	25.5%
General and administrative	14.6%	12.6%
Operating income from continuing operations	9.4%	13.3%

*	2009 and 2008 have been reclassified for discontinued operations. See Note 12 of the Notes to the Consolidated Financial Statements.

Revenue. Revenue decreased to $524.6 million in 2009 from $686.2 million in 2008. The revenue decrease resulted primarily from a decrease in customer starts due to the weakening economy. Reactivation revenue in 2009 remained relatively flat compared to 2008. In 2009, direct revenue accounted for 94% of total revenue compared to 6% for QVC and less than 1% for other channels. In 2008, the comparable percentages were 93%, 6% and 1%, respectively.

Costs and Expenses. Cost of revenue decreased to $241.2 million in 2009, from $325.2 million in 2008. Gross margin as a percent of revenue increased to 54.0% in 2009 from 52.6% in 2008. The increase in gross margin was primarily attributable to decreased food and freight costs.

Marketing expense decreased to $146.4 million in 2009 from $174.9 million in 2008. Marketing expense as a percent of revenue increased to 27.9% in 2009 from 25.5% in 2008. Substantially all of the marketing spending in 2009 promoted the direct business with an increased concentration on the launch of Nutrisystem D. The decrease in marketing is attributable to decreased spending for advertising media ($27.5 million), the production of television advertising ($567,000) and professional fees and talent ($542,000). These decreases offset increased spending in marketing consulting ($587,000). In total, media spending was $126.1 million in 2009 and $153.6 million in 2008.

General and administrative expense decreased to $76.4 million in 2009 from $86.7 million in 2008 and as a percent of revenue increased to 14.6% in 2009 from 12.6% in 2008. The decrease in spending is primarily attributable to lower compensation and benefits and temporary help ($8.5 million) and decreased professional, outside and computer services ($1.5 million) due to our focus on cost containment. Telephone and internet costs also decreased ($1.1 million) due to lower rates. These decreases were partially offset by charges ($1.9 million) in order to streamline work processes and right size our organization.

Depreciation and amortization expense increased to $11.2 million in 2009 from $8.1 million in 2008 due to increased capital expenditures related to our website.

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

Interest Income, Net. Interest income, net decreased to $104,000 in 2009 from $454,000 in 2008 primarily due to lower interest rates.

Income Taxes. In 2009, we recorded income tax expense of $13.1 million, which reflects an effective tax rate of 28.5%. In 2008, we recorded $34.0 million of income tax expense for the reporting period. The effective tax rate in 2008 was 41.9%. The decrease is primarily related to our abandonment of our investment in Zero Water. The abandonment provided an income tax deduction for the entire original $14.3 million tax basis investment in Zero Water and reduced income tax payments by approximately $5.0 million. The reduction in income tax payments resulted in a similar decrease in income tax expense in 2009, including a reversal of a $3.7 million valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges not previously considered realizable.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures but at reduced levels from 2010.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt	$30.0	$—	$30.0	$—	$—
Fulfillment and food purchase obligations	143.5	56.2	85.4	1.9	—
Operating leases	34.9	2.4	6.1	6.2	20.2

	$208.4	$58.6	$121.5	$8.1	$20.2

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

In October 2007, the Company executed a credit agreement with a group of lenders that provides for a $200.0 million unsecured revolving credit facility. We borrowed $30.0 million against this facility during 2010. The credit agreement provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus an applicable margin. We are subject to 0.15% per annum unused fee payable quarterly. In 2010, we entered into two separate $10.0 million notional value floating to fixed interest rate swap agreements (“Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75%, with settlements occurring quarterly.

In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have become more volatile as a result of the recent global economic conditions, which has caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future.

At December 31, 2010, we had net working capital of $74.0 million, a decrease of $29.3 million from the $103.3 million net working capital balance at December 31, 2009. The decrease was primarily due to a decrease in cash, cash equivalents and marketable securities to fund the stock repurchase program. Cash and cash equivalents at December 31, 2010 were $20.4 million, a decrease of $11.8 million from the balance of $32.2 million at December 31, 2009. In addition, we had $20.8 million invested in marketable securities at December 31, 2010 as compared to $30.3 million at December 31, 2009. Our principal sources of liquidity during this period were cash flow from operations and borrowings under our credit facility.

We have a $200.0 million unsecured revolving credit facility with a group of lenders which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We borrowed $30.0 million against this facility during 2010 to utilize our low cost debt capital to retire equity capital. No amounts were borrowed during 2009.

In the year ended December 31, 2010, we generated cash flows of $66.9 million from continuing operations, an increase of $10.3 million from 2009. The increase in cash flow from operations is primarily attributable to higher net income and non-cash working capital changes primarily from reductions in inventory.

In the year ended December 31, 2010, net cash used in investing activities from continuing operations was $10.1 million, primarily due to capital expenditures of $19.6 million for the relocation of our corporate headquarters and web initiatives, partially offset by sales of marketable securities of $10.0 million.

In the year ended December 31, 2010, net cash used in financing activities was $68.6 million, primarily for the repurchase of 3,270,429 shares of our common stock for an aggregate cost of $75.0 million and the payment of dividends of $20.7 million, partially offset by the borrowings under our credit facility of $30.0 million.

Our Board of Directors has authorized stock repurchase programs under which an additional $38.8 million of our outstanding shares of common stock may be purchased through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The repurchased shares have been retired.

The Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 22, 2010, May 24, 2010, August 19, 2010 and November 22, 2010. Subsequent to December 31, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 17, 2011 to shareholders of record as of March 7, 2011. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At December 31, 2010, we had two interest rate swap agreements (the “Swaps”), with notional amounts of $10.0 million each, which mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. At December 31, 2010, we had $30.0 million of debt outstanding at a weighted average interest rate of 1.09%. A 1 percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2010 of $20.4 million were maintained in bank and money market accounts. Additionally, we invested $20.8 million in marketable securities, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 39 through 62 hereto and is incorporated by reference herein.

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

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2010. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 37.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 7, 2011

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

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 39 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 63 of this Annual Report on Form 10-K for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report on Form 10-K.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 7, 2011

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,376	$32,198
Marketable securities	20,843	30,324
Receivables	9,256	13,057
Inventories, net	28,747	52,012
Prepaid income taxes	5,513	2,420
Deferred income taxes	1,854	2,756
Supplier advances	15,240	—
Other current assets	11,855	10,682
Current assets of discontinued operation	—	166

Total current assets	113,684	143,615
FIXED ASSETS, net	34,324	21,164
IDENTIFIABLE INTANGIBLE ASSETS, net	—	250
OTHER ASSETS	1,945	5,758

	$149,953	$170,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,435	$32,488
Accrued payroll and related benefits	4,874	1,097
Deferred revenue	4,488	3,853
Other accrued expenses and current liabilities	3,867	2,653
Current liabilities of discontinued operation	—	183

Total current liabilities	39,664	40,274
BORROWINGS UNDER CREDIT FACILITY	30,000	—
NON-CURRENT LIABILITIES	5,313	1,550

Total liabilities	74,977	41,824

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,099,812 at December 31, 2010 and 30,949,784 at December 31, 2009)	26	29
Additional paid-in capital	3,088	6,515
Retained earnings	71,990	122,503
Accumulated other comprehensive loss	(128)	(84)

Total stockholders’ equity	74,976	128,963

	$149,953	$170,787

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUE	$509,515	$524,618	$686,181

COSTS AND EXPENSES:
Cost of revenue	224,806	241,163	325,172
Marketing	145,868	146,426	174,862
General and administrative	73,853	76,418	86,701
Depreciation and amortization	11,773	11,177	8,093

Total costs and expenses	456,300	475,184	594,828

Operating income from continuing operations	53,215	49,434	91,353
OTHER (EXPENSE) INCOME	(32)	407	(1,145)
EQUITY AND IMPAIRMENT LOSS (NOTE 7)	—	(4,000)	(9,458)
INTEREST INCOME, net	5	104	454

Income from continuing operations before income taxes	53,188	45,945	81,204
INCOME TAXES	19,309	13,072	34,018

Income from continuing operations	33,879	32,873	47,186

DISCONTINUED OPERATIONS (NOTE 12):
Loss on discontinued operations, net of income tax benefit of $566 in 2010, $2,398 in 2009 and $548 in 2008	(242)	(4,083)	(933)

Net income	$33,637	$28,790	$46,253

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$1.14	$1.07	$1.50
Loss on discontinued operations	(0.01)	(0.14)	(0.03)

Net income	$1.13	$0.93	$1.47

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$1.13	$1.06	$1.48
Loss on discontinued operations	(0.01)	(0.14)	(0.03)

Net income	$1.12	$0.92	$1.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,312	29,458	30,684
Diluted	28,686	29,769	31,172

Dividends declared per common share	$0.70	$0.70	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
BALANCE, January 1, 2008	33,512,671	$33	$—	$141,454	$15	$141,502
Net income	—	—	—	46,253	—	46,253
Foreign currency translation adjustment	—	—	—	—	10	10

Total comprehensive income						46,263
Share-based expense, net	119,707	—	7,793	—	—	7,793
Exercise of stock options	659,518	1	1,021	—	—	1,022
Equity compensation awards, net	—	—	2,581	—	—	2,581
Cash dividends	—	—	—	(16,251)	—	(16,251)
Purchase and retirement of common shares	(4,907,323)	(5)	(11,395)	(55,685)	—	(67,085)

BALANCE, December 31, 2008	29,384,573	29	—	115,771	25	115,825

Net income	—	—	—	28,790	—	28,790
Foreign currency translation adjustment	—	—	—	—	(96)	(96)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)

Total comprehensive income						28,681
Share-based expense, net	255,082	—	7,704	—	—	7,704
Exercise of stock options	119,806	—	563	—	—	563
Equity compensation awards, net	—	—	(450)	—	—	(450)
Cash dividends	—	—	—	(21,421)	—	(21,421)
Purchase and retirement of common shares	(132,200)	—	(1,302)	(637)	—	(1,939)

BALANCE, December 31, 2009	29,627,261	29	6,515	122,503	(84)	128,963

Net income	—	—	—	33,637	—	33,637
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(28)	(28)

Total comprehensive income						33,593
Share-based expense, net	377,235	—	7,537	—	—	7,537
Exercise of stock options	54,927	—	124	—	—	124
Equity compensation awards, net	—	—	418	—	—	418
Cash dividends	—	—	—	(20,662)	—	(20,662)
Purchase and retirement of common shares	(3,270,429)	(3)	(11,506)	(63,488)	—	(74,997)

BALANCE, December 31, 2010	26,788,994	$26	$3,088	$71,990	$(128)	$74,976

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,637	$28,790	$46,253
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	242	4,083	933
Depreciation and amortization	11,773	11,177	8,093
Loss (gain) on disposal of fixed assets	120	113	(71)
Share–based expense	10,951	9,382	7,978
Deferred income tax expense (benefit)	4,118	(2,531)	493
Equity and impairment loss	—	4,000	9,458
Changes in operating assets and liabilities:
Accrued interest	—	—	19
Receivables	3,682	4,308	1,856
Inventories, net	23,265	(929)	31,237
Supplier advances	(15,240)	—	—
Other assets	(1,086)	(2,499)	3,338
Accounts payable	(6,766)	1,221	(14,484)
Accrued payroll and related benefits	3,784	(1,029)	211
Deferred revenue	778	(1,125)	4,836
Income taxes	(2,525)	2,475	(6,664)
Other accrued expenses and liabilities	200	(824)	(1,231)

Net cash provided by operating activities of continuing operations	66,933	56,612	92,255
Net cash (used in) provided by operating activities of discontinued operations	(316)	852	34

Net cash provided by operating activities	66,617	57,464	92,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(540)	(30,344)	—
Sales of marketable securities	10,000	—	1,750
Capital additions	(19,594)	(8,184)	(11,548)
Proceeds from the sale of fixed assets	22	125	1,120

Net cash used in investing activities of continuing operations	(10,112)	(38,403)	(8,678)
Net cash provided by (used in) investing activities of discontinued operations	112	(168)	(5,793)

Net cash used in investing activities	(10,000)	(38,571)	(14,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	30,000	—	35,000
Repayments of borrowings under credit facility	—	—	(35,000)
Exercise of stock options	124	563	1,022
Equity compensation awards, net	(3,079)	(2,170)	2,184
Repurchase and retirement of common stock	(74,997)	(1,939)	(67,085)
Payment of dividends	(20,662)	(21,421)	(16,251)

Net cash used in financing activities	(68,614)	(24,967)	(80,130)

Effect of exchange rate changes on cash and cash equivalents	9	(193)	(247)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,988)	(6,267)	(2,559)
CASH AND CASH EQUIVALENTS, beginning of year	32,364	38,631	41,190
CASH AND CASH EQUIVALENTS, end of year	20,376	32,364	38,631

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, end of year	—	166	322

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of year	$20,376	$32,198	$38,309

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs based on over 35 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network. Approximately 98% of revenues for each the years ended December 31, 2010, 2009 and 2008 were generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2010 and December 31, 2009, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2010 or 2009.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $419 and $1,179 at December 31, 2010 and 2009, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,845 and $12,332 at December 31, 2010 and 2009, respectively.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2010, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at exchange rates as of the financial statement date and revenues and expenses are translated at average exchange rates prevailing during the respective periods. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are recognized as other income (expense) in the accompanying consolidated statements of operations and were $32 of expense in 2010, $407 of income in 2009 and $1,155 of expense in 2008.

Derivative Instruments

Interest rate swap agreements, a type of financial derivative instrument, are utilized by the Company to reduce interest rate risk on credit facility borrowings. The Company recognizes the interest rate swaps in the accompanying consolidated balance sheets at fair value. The Company has designated and accounted for its interest rate swaps as cash flow hedges of variable-rate debt. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets, net of tax, and reclassified into earnings in the periods during which the hedged transactions affect earnings. To the extent that the change in value of the derivative does not perfectly offset the change in value of the items being hedged, that ineffective portion is immediately recognized in earnings.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $5,763, $5,193 and $5,019 in 2010, 2009 and 2008, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2010, approximately 18%, 17% and 10%, respectively, of inventory purchases were from three suppliers. The Company has supply arrangements with certain of these vendors that require the Company to make minimum purchases. In 2009, these vendors supplied approximately 18%, 19% and 8%, respectively, of inventory purchases and in 2008, approximately 15%, 19% and 5%, respectively, of total purchases (see Note 9).

During 2010, the Company outsourced 100% of its fulfillment operations to a third party provider. During 2009 and 2008, more than 85% of its fulfillment operations was handled by this third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. A receivable of $541 and $1,478 at December 31, 2010 and 2009, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities. Media expense was $127,597, $126,117 and $153,577 in 2010, 2009 and 2008, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2010 and 2009, $7,152 and $3,529, respectively, of costs have been prepaid for future advertisements and promotions.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheets is $3,991 of a tenant improvement allowance at December 31, 2010, of which $345 is included in other accrued expenses and current liabilities and $3,646 in non-current liabilities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

	Year Ended December 31,
	2010	2009	2008
Income from continuing operations	$33,879	$32,873	$47,186
Income allocated to unvested restricted stock	(1,620)	(1,436)	(1,084)

Income from continuing operations allocated to common shares	32,259	31,437	46,102
Loss on discontinued operations allocated to common shares	(231)	(3,924)	(912)

Net income allocated to common shares	$32,028	$27,513	$45,190

Weighted average shares outstanding:
Basic	28,312	29,458	30,684
Effect of dilutive securities	374	311	488

Diluted	28,686	29,769	31,172

Basic income per common share:
Income from continuing operations	$1.14	$1.07	$1.50
Loss on discontinued operations	(0.01)	(0.14)	(0.03)

Net income	$1.13	$0.93	$1.47

Diluted income per common share:
Income from continuing operations	$1.13	$1.06	$1.48
Loss on discontinued operations	(0.01)	(0.14)	(0.03)

Net income	$1.12	$0.92	$1.45

In 2010, 2009 and 2008, common stock equivalents representing 167,158, 527,891 and 604,545 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

The cost of all share-based awards to employees, including grants of employee stock options, restricted stock and restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock and restricted stock unit awards is equal to the market price of the Company’s common stock on the date of grant.

The fair value of share-based awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options or vesting of restricted stock or restricted stock units.

Cash Flow Information

The Company made payments for income taxes of $16,660, $11,449 and $36,784 in 2010, 2009, and 2008, respectively. Interest payments in 2010, 2009 and 2008 were $283, $304 and $352, respectively. During 2010, the Company had non-cash capital additions of $3,991 through a tenant improvement allowance and $1,664 of unpaid invoices in accounts payable and accrued expenses.

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

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2010, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$15,283	$—	$—	$15,283
Money market account	5,093	—	—	5,093
U.S. government bond fund	20,877	—	34	20,843

	$41,253	$—	$34	$41,219

At December 31, 2009, cash, cash equivalents and marketable securities of continuing operations consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$32,198	$—	$—	$32,198
U.S. government bond fund	30,344	—	20	30,324

	$62,542	$—	$20	$62,522

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s cash, cash equivalents and marketable securities are based on quoted prices in active markets for identical assets. The fair values of the Company’s derivative instruments are determined using pricing models that take into account contract terms and certain observable current market information such as LIBOR interest rates.

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2010:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash	$15,283	$15,283	$—
Money market account	5,093	5,093	—
U.S. government bond fund	20,843	20,843	—

Total assets	$41,219	$41,219	$—

Interest rate swap	$(44)	$—	$(44)

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2010	2009
Furniture and fixtures	$5,767	$3,624
Computer hardware and software	41,298	32,859
Equipment	1,887	3,222
Leasehold improvements	10,524	2,726

	59,476	42,431
Accumulated depreciation	(25,152)	(21,267)

	$34,324	$21,164

The increase in fixed assets is primarily due to the relocation of our corporate headquarters during 2010. Additionally, the Company wrote-off fully depreciated assets of approximately $8,100.

Depreciation and amortization expense was $11,773, $11,177 and $8,093 in 2010, 2009 and 2008, respectively.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

On July 1, 2008, the Company acquired certain assets of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”), a provider of freshly prepared meals designed to promote weight management and healthy living. The total purchase price of $5,717 was allocated to identifiable intangible assets ($3,000) and goodwill ($2,717). As further discussed in Note 12, NuKitchen has been treated as a discontinued operation and the $5,717 purchase price has been included in net cash used in investing activities of discontinued operations in the accompanying consolidated statements of cash flows for the year ended December 31, 2008.

During the fourth quarter of 2009, a goodwill impairment charge of $2,717 was recorded as a result of the Company conducting its annual impairment test of goodwill. Additionally, the Company recorded an impairment charge of $1,824 for identifiable intangible assets. The Company used a combination of income and market based approaches to estimate the fair value. The impairment was initially recorded to depreciation and amortization in the accompanying consolidated statement of operations but has since been classified in discontinued operations (see Note 12). The impairment charge primarily resulted from management’s determination that the resources needed to grow a premium product in a down economy were unsustainable after conducting market tests during the fourth quarter of 2009, particularly with respect to the higher-end consumer segment.

7.	EQUITY INVESTMENT

On October 11, 2007, the Company purchased an approximately 27% fully diluted equity interest in Zero Technologies, LLC (“Zero Water”), at a purchase price of $10.60 per Series A unit for an aggregate purchase price of $14,258, which included acquisition costs of $259. This investment was accounted for under the equity method of accounting.

During the fourth quarter of 2008, the Company recorded an impairment charge of $6,483 to reduce the carrying value of the equity investment to its then estimated fair value of $4,000. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the current non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable. The charge was recorded as equity and impairment loss in the accompanying consolidated statements of operations. Also, an equity loss of $2,975 was recorded in 2008 for the Company’s share of Zero Water’s loss and amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date.

In June 2009, the Company abandoned its interest in Zero Water as management determined that the business was no longer aligned with the Company’s current strategic direction. An equity and impairment loss of $4,000 was recorded to write-off the remaining investment.

8.	CREDIT FACILITY AND INTEREST RATE SWAPS

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). As of December 31, 2010, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.09%. No amounts were borrowed during 2009. During 2008, the Company drew down and repaid the Credit Facility in the amount of $35,000.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During 2010, 2009 and 2008, the Company incurred $87, $0 and $49 in interest, respectively, and $294, $304 and $303 in an unused line fee, respectively. Interest payments and unused line fees are classified as interest income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of December 31, 2010, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2010, the Company had $285 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at December 31, 2010 was $170,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

The Company uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its variable-rate debt. The Company does not use interest rate derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with financial institutions that have high credit ratings.

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements (“Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The Swaps’ estimated fair value was $(44) as of December 31, 2010. The corresponding change in fair value is included in other comprehensive income. There was no cash flow hedge ineffectiveness recorded during 2010.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2010:

2011	$2,396
2012	3,042
2013	3,064
2014	3,068
2015	3,138
Thereafter	20,201

$34,909

Total rent expense for 2010, 2009 and 2008 was $3,540, $3,269 and $2,732, respectively.

Litigation

Commencing on October 9, 2007, several putative class action suits were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215, and a consolidated amended complaint was filed on March 7, 2008 that raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The consolidated amended complaint asked the court to (1) certify a class, (2) award compensatory damages, reasonable costs and expenses and (3) grant such other and further relief as the court deemed just and proper. The defendants filed a motion to dismiss on May 6, 2008 that was granted by the Court on August 31, 2009. On September 29, 2009, plaintiff filed a notice of appeal, and on May 19, 2010, upon motion by the plaintiff/appellant, the appeal was dismissed with prejudice without costs to either party. The dismissal is final.

Commencing on October 30, 2007, two shareholder derivative suits were filed in the same Court, which were nominally brought on behalf of Nutrisystem, Inc., and named certain of its officers and directors (including four current directors) as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and asserted claims for breach of fiduciary duty, waste, and unjust enrichment against all defendants and insider selling against certain defendants. The complaints were based on many of the same allegations as the putative class action suits described above but added contentions regarding the Company’s stock buyback program. The two federal action suits were consolidated under docket number 07-4565, and an amended complaint was filed on March 14, 2008 naming four members of the current Board of Directors and certain current and former officers as defendants. The complaint sought (1) judgment for damages against the individual defendants, (2) declarations that certain defendants were liable for violations of the Exchange Act, (3) an order directing the Company and current director defendants to reform and improve corporate governance, (4) extraordinary equitable and/or injunctive relief, (5) an award of restitution to Nutrisystem from defendants ordering disgorgement of all profits, benefits and other compensation received, (6) an award to the plaintiff for the costs and disbursements of the action and (7) such other relief as the court deemed just and proper. Defendants filed a motion to dismiss, which the Court granted on October 26, 2009. The dismissal is final.

A shareholder derivative action was also filed in the Common Pleas Court of Montgomery County, Pennsylvania, in November 2007. Like the federal derivative action described above, the state court action was nominally brought on behalf of the Company and named four members of the current Board of Directors as defendants. The complaint sought (1) a determination that the case was a proper derivative action and plaintiff was an appropriate representative, (2) a declaration that each of defendants breached his or her fiduciary duties to Nutrisystem, (3) an award to Nutrisystem of damages sustained by reason of the violations and exemplary damages, (4) an award to the plaintiffs for costs and disbursements and (5) such other relief as the court deemed just and proper. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pennsylvania’s Rules of Civil Procedure for inactive cases. The plaintiff took no action and, on October 1, 2010, the Court closed this case.

On April 27, 2010, counsel for the same shareholder who commenced the Montgomery County, Pennsylvania litigation described above sent a letter relating to the same events that form the bases of the federal putative class action and derivative suits described above. Specifically, the shareholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors has appointed a special committee consisting of three independent directors to investigate this demand. The committee has engaged independent legal counsel to assist it in this investigation, and after the investigation is completed, the committee will provide its recommendation to the entire Board of Directors, who will make the final decision with respect to the Company’s response to the shareholder’s demand.

The Company also received in November 2007 correspondence from an attorney purporting to represent another Nutrisystem shareholder. This correspondence requested that the Company’s Board of Directors appoint a special litigation committee to investigate unspecified breaches of fiduciary duty. The disinterested and independent board members met to discuss this issue and responded to the attorney’s correspondence. The complaint sought (1) judgment against all defendants, (2) equitable and/or injunctive relief as permitted by law, equity and the state statutory provisions, (3) restitution to Nutrisystem from the individual defendants, (4) an award to the plaintiffs of the costs and disbursements of the action and (5) such other relief as the court deemed just and proper. Following receipt of additional correspondence from the same attorney in February 2008, the Board of Directors was considering its response when the shareholder commenced a derivative lawsuit in the Court of Common Pleas of Montgomery County, Pennsylvania in the name of the Company against the entire Board of Directors at that time and certain current and former officers. The parties reached an agreement to stay this matter pending the disposition of the motion to dismiss the federal securities putative class action complaint described above. On April 30, 2010, the Court sent the plaintiff a notice to terminate pursuant to Pennsylvania’s Rules of Civil Procedure for inactive cases. The plaintiff took no action and, on October 1, 2010, the Court closed this case.

On March 28, 2008, a former Nutrisystem, Inc. sales representative filed a putative collective action complaint in the United States District Court for the Eastern District of Pennsylvania, docket no. 08-1508, alleging that the Company unlawfully failed to pay him for overtime work in violation of the Fair Labor Standards Act. The complaint purported to bring claims on behalf of a class of current and former sales representatives who had been compensated by the Company pursuant to a commission-based compensation plan, rather than on an hourly basis. The plaintiff filed an amended complaint on May 28, 2008, adding a state-law class claim under the Pennsylvania Minimum Wage Act, alleging that the Company’s compensation plan also violated state law. The plaintiff sought (1) that the action be certified as a collective action pursuant to Section 216(b) of the Fair Labor Standards Act, (2) that the action be certified as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure, (3) actual damages for unpaid overtime, (4) liquidated damages, (5) attorneys’ fees and costs and (6) pre- and post-judgment interest. The Court dismissed the state-law class claim on July 25, 2008. On September 26, 2008, the Court granted plaintiff’s motion to proceed as a collective action and to send class members notice under the Fair Labor Standards Act claim. On October 14, 2008, plaintiff’s counsel mailed notice to potential class members. Including plaintiff, sixty-eight former and current sales representatives opted-in to this litigation. On July 24, 2009, the Court heard oral argument on the motions for summary judgment that the parties had previously filed, and on July 31, 2009, the Court entered an Order granting the Company’s motion for summary judgment and denying plaintiffs’ cross-motion for summary judgment. The plaintiffs filed an appeal of the Court’s Order, and several employee rights organizations and the U.S. Department of Labor filed amicus curiae briefs in this matter. On June 21, 2010, the United States Court of Appeals for the Third Circuit held oral argument on plaintiffs’ appeal and on September 7, 2010 affirmed the District Court’s grant of summary judgment for the Company. On October 4, 2010, the Third Circuit denied plaintiffs’ petition for rehearing by the original Third Circuit panel and a rehearing en banc. On October 12, 2010, the Third Circuit delivered its certified judgment to the District Court. On November 15, 2010, the District Court granted summary judgment in favor of the Company against all plaintiffs. This matter is now closed.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. During 2010, a new pricing and food purchase agreement with a food supplier was executed which requires advance payments to the supplier. Advances through December 31, 2010 were $15,240. The Company anticipates it will meet all annual purchase obligations.

10.	STOCKHOLDERS’ EQUITY

Common Stock

In 2008, the Company issued 659,518 shares of common stock upon the exercise of stock options and received proceeds of $1,022. Additionally, 94,865 shares of restricted stock vested. Included in the number of shares vested for 2008 were 24,422 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2008, the Company issued 49,264 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $735. During the quarters ended June 30, September 30 and December 31, 2008, the Company paid a dividend of $0.175 per share to all shareholders of record.

In 2009, the Company issued 119,806 shares of common stock upon the exercise of stock options and received proceeds of $563. Additionally, 334,350 shares of restricted stock vested. Included in the number of shares vested for 2009 were 118,307 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2009, the Company issued 39,039 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $538. The fair value of the common stock issued in 2009 to board members and spokespersons was $580. During each of the four quarters of 2009, the Company paid a dividend of $0.175 per share to all shareholders of record. Subsequent to December 31, 2009, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 22, 2010 to shareholders of record as of March 11, 2010.

In 2010, the Company issued 54,927 shares of common stock upon the exercise of stock options and received proceeds of $124. Additionally, 501,120 shares of restricted stock and restricted stock units vested. Included in the number of shares vested for 2010 were 154,585 shares that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in 2010, the Company issued 30,700 shares of common stock as compensation to board members and spokespersons per their contracts. Costs recognized for these stock grants were $622. The fair value of the common stock issued in 2010 to board members and spokespersons was $705. During each of the four quarters of 2010, the Company paid a dividend of $0.175 per share to all shareholders of record. Subsequent to December 31, 2010, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 17, 2011 to shareholders of record as of March 7, 2011.

The Company and its Board of Directors have authorized stock repurchase programs of which an additional $38,833 is available as of December 31, 2010 to purchase outstanding shares of common stock through March 31, 2011. The repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. In 2010, the Company purchased and retired 3,270,429 shares of common stock for an aggregate cost of $74,997. In 2009, the Company purchased and retired 132,200 shares of common stock for an aggregate cost of $1,939. In 2008, the Company purchased and retired 4,907,323 shares of common stock for an aggregate cost of $67,085. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings.

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

11.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$14,635	$14,731	$31,368
State	405	580	2,513
Foreign	151	292	(356)

	15,191	15,603	33,525

Deferred:
Federal	4,053	607	(3,230)
State	65	611	(26)
Valuation allowance	—	(3,749)	3,749

	4,118	(2,531)	493

	$19,309	$13,072	$34,018

The income tax benefit attributable to discontinued operation consists of the following:

	Year Ended December 31,
	2010	2009	2008
Discontinued operations	$(566)	$(2,398)	$(548)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and foreign income taxes, net of federal benefit	—	1.4	2.7
Tax exempt income	—	—	(0.2)
Executive compensation limitation	3.5	2.6	1.3
Food donations	(2.2)	(2.4)	(1.0)
Other	—	(0.3)	0.1
Valuation allowance	—	(7.8)	4.0

	36.3%	28.5%	41.9%

The Company recognized an decrease/(increase) in taxes payable of $418, ($450) and $2,581 in 2010, 2009 and 2008, respectively, from the exercise of certain stock options and restricted stock and payment of certain dividends and recorded these amounts as decreases and increases to APIC in the accompanying consolidated statements of stockholders’ equity.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Reserves and accruals	$1,206	$1,710
Goodwill/Intangible assets	584	2,456
Net operating loss carryforward	1,100	661
Property and equipment	—	240
Stock-based compensation	1,048	1,016
Charitable contribution carryforward	1,977	856
Other	579	398

	6,494	7,337
Deferred tax liability:
Property and equipment	(3,839)	—

Net deferred tax asset	$2,655	$7,337

At December 31, 2010, the net deferred tax asset of $2,655 is comprised of $1,854 included in current assets and $801 included in other assets in the accompanying consolidated balance sheet. At December 31, 2009, the net deferred tax asset of $7,337 is comprised of $2,756 included in current assets and $4,581 included in other assets in the accompanying consolidated balance sheet. At December 31, 2010 and 2009, the Company had net operating loss carryforwards of approximately $13,716 and $10,163, respectively, for state tax purposes. The increase is primarily due to the closing of NuKitchen. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2020.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets. In 2008, the Company recorded a valuation allowance of $3,749 related to its impairment of its investment in Zero Water since the character of the deduction could be a capital item and there was no history of generating capital gains. In 2009, the Company abandoned its investment in Zero Water (see Note 7) which provided the Company with a current year income tax deduction for its entire original $14,258 tax basis investment in Zero Water. This reduced 2009 federal income tax payments by approximately $4,990. This reduction in ordinary income tax payments resulted in a similar decrease in income tax expense for the year ended December 31, 2009 including a reversal of a $3,749 valuation allowance established in 2008 for deferred tax assets related to prior Zero Water losses and impairment charges. These Zero Water losses and impairment charges were considered realizable during the year ended December 31, 2009 due to the terms of the abandonment which changed the tax loss from capital to ordinary which the Company believes is more likely than not to realize.

The total amount of gross unrecognized tax benefits as of December 31, 2010 and 2009 was $2,478 and $1,375, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,611 and $893, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense. During 2010, 2009 and 2008, the Company recognized $99, $70 and $61, respectively, in interest and penalties. The Company’s federal income tax returns for 2007 through 2010 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2000 through 2010. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,375	$1,193	$929
Increase related to current year tax positions	1,184	182	287
Reductions related to settlement of tax matters	(42)	—	—
Decrease due to lapse of statute of limitations	(39)	—	(23)

Balance at end of year	$2,478	$1,375	$1,193

12.	DISCONTINUED OPERATIONS

In the fourth quarter of 2007, the Company committed to a plan to sell its subsidiary, Slim and Tone, and this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The plan to sell was not completed and operations ceased as of December 31, 2009. Slim and Tone had revenues of $65 and $277 and pre-tax losses of $390 and $276 for the years ended December 31, 2009 and 2008, respectively.

In the first quarter of 2010, the Company committed to a plan to sell the business operations conducted by NuKitchen, as it was no longer aligned with the business direction of the Company. The Company was unsuccessful in locating a buyer for the NuKitchen business and, therefore, it closed the business during the three months ended September 30, 2010. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. NuKitchen had revenues of $1,707, $3,113 and $1,560 and pre-tax losses of $808, $6,091 (including impairment charge) and $1,205 for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). Under these plans, a variety of equity instruments can be granted to key employees including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2008 Long-Term Incentive Plan authorize up to 1,000,000, 5,600,000 and 2,700,000 shares of common stock, respectively, for issuance. At December 31, 2010, options to purchase 936,811 shares were available for grant under these plans.

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

The following table summarizes the Company’s stock option activity for 2008, 2009 and 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	924,084	$3.10
Exercised	(659,518)	$1.55
Forfeited	(11,500)	$23.38

Outstanding, December 31, 2008	253,066	$6.24
Exercised	(119,806)	$4.70
Forfeited	(5,500)	$23.79

Outstanding, December 31, 2009	127,760	$6.92
Exercised	(54,927)	$2.27
Forfeited	(20,000)	$6.00

Outstanding, December 31, 2010	52,833	$12.10	3.90	$568

Exercisable at December 31, 2010	52,833	$12.10	3.90	$568

In 2010 and 2009, the Company did not record any compensation charges for stock option awards as all outstanding awards were fully vested. In 2008, the Company recorded pre-tax compensation charges of $402. There were no option grants in 2010, 2009 or 2008. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $1,001, $1,352 and $10,072, respectively.

In 2010, 2009 and 2008, the Company authorized the issuance of 19,124, 30,618 and 31,794 shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $455 in each year. In addition, in 2010, 2009 and 2008, the Company issued a total of 11,576, 8,421 and 17,470 shares of common stock, respectively, to non-employees for services. The fair value of the shares issued was $250, $125 and $250 in 2010, 2009 and 2008, respectively. The stock-based compensation costs were recorded in marketing and general and administrative expenses in 2010, 2009 and 2008 in the accompanying consolidated statements of operations.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2008, 2009 and 2010:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2008	443,188	$44.91
Granted	1,131,105	$17.36
Vested	(94,865)	$44.25
Forfeited	(79,081)	$36.22

Nonvested, December 31, 2008	1,400,347	$23.19
Granted	515,653	$14.96
Vested	(334,350)	$23.32
Forfeited	(264,627)	$22.15

Nonvested, December 31, 2009	1,317,023	$20.12
Granted	569,705	$18.13
Vested	(499,287)	$19.59
Forfeited	(76,623)	$19.00

Nonvested, December 31, 2010	1,310,818	$19.52

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2010 were primarily performance-based units. The performance-based units will be settled in stock upon the Company’s achievement of specific performance goals over a specified performance period and vest over three years. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2009	—	$—
Granted	5,500	$14.84
Vested	—	$—
Forfeited	—	$—

Nonvested, December 31, 2009	5,500	$14.84
Granted	67,496	$17.53
Performance factor adjustment	(14,999)	$17.53
Vested	(1,833)	$14.84
Forfeited	—	$—

Nonvested, December 31, 2010	56,164	$17.35

The Company recorded compensation expense of $10,329, $8,844 and $6,950 in the accompanying consolidated statements of operations for 2010, 2009 and 2008, respectively, in connection with the issuance of the restricted shares and restricted stock units. As of December 31, 2010, there was $19,562 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

Certain of the Company’s share-based payment arrangements were held by non-employee consultants. These stock options were accounted for as liability awards. The fair value of these awards was estimated using the Black-Scholes option pricing model and was remeasured at each financial statement date until the award settled or expired. During 2008, the Company reduced expense by $109 based on the remeasurement of these options. Stock options to acquire 8,000 shares of common stock were exercised during 2008 resulting in the reclassification of $103 to equity. As of December 31, 2010 and 2009, no options to non-employee consultants were outstanding.

14.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Effective June 1, 2009, the Company elected to suspend its matching contribution. Effective April 1, 2010, the Company reinstated their matching contribution of 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2010, 2009 and 2008 were $528, $452 and $1,055, respectively.

15.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,850	$2,074	$2,860
Provision for estimated returns	24,114	30,169	47,452
Actual returns	(24,955)	(30,393)	(48,238)

Balance at end of year	$1,009	$1,850	$2,074

16.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter				Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2010:
Revenue	$158,830	$141,634	$121,189	$87,862	$509,515
Gross margin	$86,691	$79,842	$68,535	$49,641	$284,709
Income from continuing operations	$4,899	$12,680	$9,221	$7,079	$33,879
(Loss) gain on discontinued operations, net	$(98)	$(89)	$(66)	$11	$(242)
Net income	$4,801	$12,591	$9,155	$7,090	$33,637
Basic income per common share:
Income from continuing operations	$0.16	$0.41	$0.32	$0.25	$1.14
Loss on discontinued operations	$—	$(0.01)	$—	$—	$(0.01)

Net income	$0.16	$0.40	$0.32	$0.25	$1.13

Diluted income per common share:
Income from continuing operations	$0.16	$0.40	$0.32	$0.25	$1.13
Loss on discontinued operations	$(0.01)	$—	$—	$—	$(0.01)

Net income	$0.15	$0.40	$0.32	$0.25	$1.12

2009:
Revenue	$161,779	$131,000	$126,385	$105,454	$524,618
Gross margin	$86,307	$70,696	$69,140	$57,312	$283,455
Income from continuing operations	$9,319	$9,117	$8,649	$5,788	$32,873
Loss on discontinued operations, net	$(477)	$(338)	$(198)	$(3,070)	$(4,083)
Net income	$8,842	$8,779	$8,451	$2,718	$28,790
Basic income per common share:
Income from continuing operations	$0.31	$0.30	$0.28	$0.19	$1.07
Loss on discontinued operation	$(0.02)	$(0.01)	$(0.01)	$(0.10)	$(0.14)

Net income	$0.29	$0.29	$0.27	$0.09	$0.93

Diluted income per common share:
Income from continuing operations	$0.30	$0.29	$0.28	$0.19	$1.06
Loss on discontinued operation	$(0.01)	$(0.01)	$(0.01)	$(0.10)	$(0.14)

Net income	$0.29	$0.28	$0.27	$0.09	$0.92

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets and is currently classified in discontinued operations.

In June 2009, the Company abandoned its interest in Zero Water. An equity and impairment loss of $4,000 was recorded during the second quarter of 2009 to write-off the remaining investment.

INDEX TO EXHIBITS

No.	Description

*2.1	Agreement and Plan of Merger dated August 19, 1999 between nutrisystem.com inc. and Ansama Corp.

*2.2	Asset Purchase Agreement dated August 16, 1999 between Ansama Corp. and Nutri/System L.P.

*2.3	Stock Exchange and Purchase Agreement dated August 16, 1999 among Ansama Corp., HPF Holdings, Inc., Brian D. Haveson and Nutrisystem Direct, L.L.C. management (comprised of Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce).

*2.4	Assignments of Nutrisystem Direct, L.L.C. Membership Interests dated September 30, 1999 to nutrisystem.com inc. by each of HPF Holdings, Inc., Brian D. Haveson, Joseph Boileau, Kathleen Simone, Deborah Gallen and Frederick C. Tecce.

*2.5	Operating Agreement of Nutrisystem Direct, L.L.C. dated September 30, 1999.

*2.6	Intellectual Property Assignment from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*2.7	Assignment of Franchise Agreements from Nutri/System L.P. to nutrisystem.com inc. dated September 30, 1999.

*3.1	Certificate of Incorporation.

3.2	Amended and Restated By-laws incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

*10.1	Joint Defense and Indemnification Agreement dated September 27, 1999 between Wyeth Ayerst Laboratories Division of American Home Products Corporation and Nutri/System L.P.

*10.2	Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999.

*10.3	Second Amendment, dated September 23, 2003 to the Lease, dated December 11, 1997, between Teachers Insurance and Annuity Association and nutrisystem.com inc. as amended by First Amendment to Lease dated October 28, 1999, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 29, 2004.

*10.4	Third amendment, dated January 4, 2005 to the Lease, dated December 11, 1997 between HWI Partners, L.P. and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 12, 2005.

+10.5	Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form S-8 filed on May 13, 2008.

+**10.6	2000 Equity Incentive Plan of the Company.

+**10.7	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.8	Agreement dated April 26, 2005 between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.9	Employment Agreement, Stock Award Agreement and Nondisclosure and Noncompete Agreement dated November 30, 2007 between Nutrisystem, Inc. and Thomas Connerty, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibits of the Company’s Report on Form 8-K filed on December 14, 2007.

No.	Description

10.10	Agreement dated June 14, 2005 between Truitt Bros., Inc. and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

10.11	Agreement dated September 16, 2005 between Nutrisystem, Inc. and Oregon Freeze Dry, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 19, 2005.

+10.12	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.13	Five-Year Credit Agreement dated October 2, 2007, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.14	Employment Agreement dated September 4, 2007, between Nutrisystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 6, 2007.

+10.15	Amendment to Employment Agreement dated April 7, 2008, between Nutrisystem, Inc. and Joseph Redling, the Company’s President and Chief Operating Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 11, 2008.

+10.16	Second Amendment to Employment Agreement dated December 29, 2008, between Nutrisystem, Inc. and Joseph Redling regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.17	Third Amendment to Employment Agreement dated June 30, 2009, between Nutrisystem, Inc. and Joseph Redling incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on July 2, 2009.

+10.18	Amended and Restated Employment Agreement dated October 22, 2008, between Nutrisystem, Inc. and David Clark, the Company’s Executive Vice President and Chief Financial Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.19	Employment Agreement dated November 30, 2007, between Nutrisystem, Inc. and Thomas F. Connerty, the Company’s Executive Vice President, Program Development and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on December 14, 2007.

+10.20	Amendment to the Employment agreement dated May 14, 2008, between Nutrisystem, Inc. and Thomas F. Connerty, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.21	Second Amendment to the Employment agreement dated December 30, 2008, between Nutrisystem, Inc. and Thomas F. Connerty regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.22	Employment Agreement dated May 14, 2008, between Nutrisystem, Inc. and Scott A. Falconer, the Company’s Executive Vice President of Customer Management and Product Development, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 16, 2008.

+10.23	Amendment to the Employment Agreement dated December 30, 2008, between Nutrisystem, Inc. and Scott A. Falconer regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

No.	Description

+10.24	Employment Agreement dated July 9, 2008, between Nutrisystem, Inc. and Bruce Blair, the Company’s Executive Vice President and Chief Information Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2008.

+10.25	Amendment to the Employment Agreement dated December 30, 2008, between Nutrisystem, Inc. and Bruce Blair regarding 409A matters incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 6, 2009.

+10.26	Employment Agreement dated October 20, 2008, between Nutrisystem, Inc. and Monica Woo, the Company’s Executive Vice President eCommerce and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.29	Employment Agreement dated September 28, 2009, between Nutrisystem, Inc. and Chris Terrill, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 5, 2009.

+10.30	Form of Performance-Based Restricted Stock Unit Grant incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 6, 2010.

+10.31	Form of 2011 Performance-Based Restricted Stock Unit Grant incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 4, 2010.

+10.32	Form of 2012 Performance-Based Restricted Stock Unit Grant incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 4, 2010.

10.33	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 5, 2010.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/s/ Joseph M. Redling
Joseph M. Redling, Chairman, President and Chief Executive Officer

Dated: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ JOSEPH M. REDLING	March 7, 2011
Joseph M. Redling Chairman, President and Chief Executive Officer and Director

BY:	/S/ DAVID D. CLARK	March 7, 2011
David D. Clark Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	March 7, 2011
Robert F. Bernstock Director

BY:	/S/ MICHAEL F. DEVINE, III	March 7, 2011
Michael F. Devine, III Director

BY:	/S/ LAURA W. LANG	March 7, 2011
Laura W. Lang Director

BY:	/S/ THEODORE J. LEONSIS	March 7, 2011
Theodore J. Leonsis Director

BY:	/S/ WARREN V. (PETE) MUSSER	March 7, 2011
Warren V. (Pete) Musser Director

BY:	/S/ BRIAN P. TIERNEY	March 7, 2011
Brian P. Tierney Director

BY:	/S/ STEPHEN T. ZARRILLI	March 7, 2011
Stephen T. Zarrilli Director