Form 10-Q
period 2011-03-31
NUTRI SYSTEM INC /DE/
filed 2011-05-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2011:

Common Stock, $.001 par value	26,952,729 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,059	$20,376
Marketable securities	—	20,843
Receivables	12,597	9,256
Inventories, net	24,466	28,747
Prepaid income taxes	7,178	5,513
Deferred income taxes	2,291	1,854
Supplier advances	15,308	15,240
Other current assets	8,764	11,855

Total current assets	118,663	113,684

FIXED ASSETS, net	33,239	34,324

OTHER ASSETS	1,766	1,945

	$153,668	$149,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,395	$26,435
Accrued payroll and related benefits	3,836	4,874
Deferred revenue	4,813	4,488
Other accrued expenses and current liabilities	6,569	3,867

Total current liabilities	48,613	39,664

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000
NON-CURRENT LIABILITIES	5,374	5,313

Total liabilities	83,987	74,977

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,047,854 at March 31, 2011 and 28,099,812 at December 31, 2010)	26	26
Additional paid-in capital	6,049	3,088
Retained earnings	63,715	71,990
Accumulated other comprehensive loss	(109)	(128)

Total stockholders’ equity	69,681	74,976

	$153,668	$149,953

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUE	$132,672	$158,830

COSTS AND EXPENSES:
Cost of revenue	63,827	72,139
Marketing	49,185	56,605
General and administrative	21,843	19,255
Depreciation and amortization	3,008	2,991

Total costs and expenses	137,863	150,990

Operating (loss) income from continuing operations	(5,191)	7,840

OTHER EXPENSE	—	(35)

INTEREST (EXPENSE) INCOME, net	(287)	56

(Loss) income from continuing operations before income taxes	(5,478)	7,861

INCOME TAX (BENEFIT) EXPENSE	(2,054)	2,962

(Loss) income from continuing operations	(3,424)	4,899
DISCONTINUED OPERATION (NOTE 8):

Loss on discontinued operation, net of income tax benefit	—	(98)

Net (loss) income	$(3,424)	$4,801

BASIC (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.12)	$0.16
Loss on discontinued operation	—	—

Net (loss) income	$(0.12)	$0.16

DILUTED (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.12)	$0.16
Loss on discontinued operation	—	(0.01)

Net (loss) income	$(0.12)	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,802	29,707
Diluted	26,802	30,035

Dividends declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2011	26,788,994	$26	$3,088	$71,990	$(128)	$74,976

Net loss	—	—	—	(3,424)	—	(3,424)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Loss recognized on sales of marketable securities, net of tax	—	—	—	—	26	26
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(3)	(3)

Total comprehensive loss						(3,405)
Share-based compensation expense, net	83,406	—	2,940	—	—	2,940
Exercise of stock options	20,001	—	128	—	—	128
Equity compensation awards, net	—	—	(107)	—	—	(107)
Cash dividends	—	—	—	(4,851)	—	(4,851)

BALANCE, March 31, 2011	26,892,401	$26	$6,049	$63,715	$(109)	$69,681

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,424)	$4,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on discontinued operation	—	98
Depreciation and amortization	3,008	2,991
(Gain) loss on disposal of fixed assets	(28)	65
Share–based compensation expense	3,369	2,143
Deferred income tax expense (benefit)	287	(611)
Loss on sales of marketable securities	26	—
Changes in operating assets and liabilities:
Receivables	(3,341)	(1,455)
Inventories, net	4,281	11,462
Supplier advances, net	(68)	—
Other assets	3,012	4,468
Accounts payable	6,572	6,764
Accrued payroll and related benefits	(1,038)	1,021
Deferred revenue	325	(611)
Income taxes	(2,228)	3,701
Other accrued expenses and liabilities	2,579	2,211

Net cash provided by operating activities of continuing operations	13,332	37,048
Net cash used in operating activities of discontinued operation	—	(133)

Net cash provided by operating activities	13,332	36,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(54)	(186)
Sales of marketable securities	20,897	—
Capital additions	(1,384)	(2,964)
Proceeds from the sale of fixed assets	58	—

Net cash provided by (used in) investing activities of continuing operations	19,517	(3,150)
Net cash used in investing activities of discontinued operation	—	(52)

Net cash provided by (used in) investing activities	19,517	(3,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	128	101
Equity compensation awards, net	(443)	(1,408)
Payment of dividends	(4,851)	(5,362)

Net cash used in financing activities	(5,166)	(6,669)

Effect of exchange rate changes on cash and cash equivalents	—	19

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,683	27,063
CASH AND CASH EQUIVALENTS, beginning of period	20,376	32,364

CASH AND CASH EQUIVALENTS, end of period	48,059	59,427
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	—	304

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$48,059	$59,123

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D™ program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on over 39 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Cash Equivalents and Marketable Securities

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2011 and December 31, 2010, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

Marketable securities consisted of investments in a bond fund that held short-term U.S. government securities with original maturities of greater than three months. The Company classified these as available-for-sale securities. The marketable securities were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

At March 31, 2011, cash and cash equivalents consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$32,959	$—	$—	$32,959
Money market account	15,100	—	—	15,100

	$48,059	$—	$—	$48,059

At December 31, 2010, cash, cash equivalents and marketable securities consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,283	$—	$—	$15,283
Money market account	5,093	—	—	5,093
U.S. government bond fund	20,877	—	34	20,843

	$41,253	$—	$34	$41,219

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,313 and $12,845 at March 31, 2011 and December 31, 2010, respectively.

Revenue Recognition

Revenue from product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. The Company also sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer.

Deferred revenue consists primarily of unredeemed prepaid program cards and unshipped frozen foods. When a customer orders Nutrisystem® Select™, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment will contain the fresh-frozen foods and will be generally delivered within two weeks. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling price of both units.

Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Fresh-frozen products are non-returnable and non-refundable unless the order is canceled within seven days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2011 and 2010 was $5,434 and $9,208, respectively. The reserve for returns incurred but not received and processed

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

was $2,533 and $1,009 at March 31, 2011 and December 31, 2010, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $1,001 and $1,817 for the three months ended March 31, 2011 and 2010, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 19% and 14% of inventory purchases for the three months ended March 31, 2011 were from two suppliers. The Company has supply arrangements with certain of these vendors that require the Company to make minimum purchases. For the three months ended March 31, 2010, these vendors supplied approximately 21% and 16% of total purchases (see Note 6). Additionally, the Company is dependent on one frozen food supplier for less than 20% of its food costs for the three months ended March 31, 2011. The amount provided from this supplier for the three months ended March 31, 2010 was negligible. The Company has a supply agreement with this supplier that expires in November 2011 and the Company believes additional supply options are available.

For the three months ended March 31, 2011 and 2010 the Company outsourced 100% of its fulfillment operations to a third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2011 and 2010, the Company reduced cost of revenue by $344 and $724, respectively, for these rebates. A receivable of $883 and $541 at March 31, 2011 and December 31, 2010, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at March 31, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash	$32,959	$32,959	$—
Money market account	15,100	15,100	—

Total assets	$48,059	$48,059	$—

Interest rate swap	$(47)	$—	$(47)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2010:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash	$15,283	$15,283	$—
Money market account	5,093	5,093	—
U.S. government bond fund	20,843	20,843	—

Total assets	$41,219	$41,219	$—

Interest rate swap	$(44)	$—	$(44)

Earnings Per Share

The Company uses the two-class method to calculate earnings (loss) per share (“EPS”) as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings (loss) per common share are computed by dividing the sum of distributed earnings (loss) to common stockholders and undistributed earnings (loss) allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings (loss) are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2011	2010
(Loss) income from continuing operations	$(3,424)	$4,899
Loss (income) allocated to unvested restricted stock	147	(182)

(Loss) income from continuing operations allocated to common shares	(3,277)	4,717
Loss on discontinued operations allocated to common shares	—	(94)

Net (loss) income allocated to common shares	$(3,277)	$4,623

Weighted average shares outstanding:
Basic	26,802	29,707
Effect of dilutive securities	—	328

Diluted	26,802	30,035

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.16
Loss on discontinued operations	—	—

Net (loss) income	$(0.12)	$0.16

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.16
Loss on discontinued operations	—	(0.01)

Net (loss) income	$(0.12)	$0.15

In the three months ended March 31, 2011, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact is anti-dilutive. In the three months ended March 31, 2010, common stock equivalents from stock options and unvested restricted stock representing 141,717 shares of common stock were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $8 and $65 in the three months ended March 31, 2011 and 2010, respectively. Interest payments in the three months ended March 31, 2011 and 2010 were $126 and $76, respectively. For the three months ended March 31, 2011, the Company had non-cash capital additions of $569 of unpaid invoices in accounts payable and accrued expenses. For the three months ended March 31, 2010, the Company had non-cash additions of $4,178 purchased primarily through a tenant improvement allowance.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3. CREDIT FACILITY AND INTEREST RATE SWAPS

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). As of March 31, 2011, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.08%.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During the three months ended March 31, 2011 and 2010, the Company incurred $94 and $0 in interest, respectively, and $64 and $76 in an unused line fee, respectively. Interest payments and unused line fees are classified as interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of March 31, 2011, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2011, the Company had $244 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at March 31, 2011 was $170,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

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

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements (“Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The Swaps’ estimated fair value was $(47) and $(44) as of March 31, 2011 and December 31, 2010, respectively, and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in other comprehensive loss. There was no cash flow hedge ineffectiveness recorded during the three months ended March 31, 2011.

4. CAPITAL STOCK

Common Stock

The Company issued 20,001 and 44,159 shares of common stock in the three months ended March 31, 2011 and 2010, respectively, upon the exercise of stock options and received proceeds of $128 and $101. Additionally, 103,015 and 119,317 shares of restricted stock vested during the three months ended March 31, 2011 and 2010, respectively. Included in the number of shares vested during the three months ended March 31, 2011 and 2010 were 22,581 and 47,478 shares valued at $336 and $1,308, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the three months ended March 31, 2011 and 2010, the Company issued 2,972 and 2,006 shares of common stock, respectively, as compensation to board members and spokespersons. These shares were fully vested on date of grant. Costs recognized for these stock grants issued were $155 and $156 for the three months ended March 31, 2011 and 2010, respectively. During both the three months ended March 31, 2011 and 2010, the Company paid a dividend of $0.175 per share to all stockholders of record.

The Company and its Board of Directors had authorized stock repurchase programs of which an additional $38,833 of outstanding shares of common stock could have been purchased through March 31, 2011. The repurchase programs could have been limited or terminated at any time without prior notice. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The Company did not purchase and retire any shares during the three months ended March 31, 2011 or 2010. Subsequent to March 31, 2011, the stock repurchase programs have expired.

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

5. SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the options granted, exercised and cancelled during the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	52,833	$12.10
Granted	—	—
Exercised	(20,001)	6.38
Forfeited	(5,500)	21.66

Outstanding, March 31, 2011	27,332	$14.36	3.22	$175

Exercisable, March 31, 2011	27,332	$14.36	3.22	$175

Expected to vest at March 31, 2011	27,332	$14.36	3.22	$175

In 2011 and 2010, the Company did not record any pre-tax compensation charges for stock option awards as all outstanding awards are fully vested. There were no option grants during the three months ended March 31, 2011 or 2010. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $144 and $815, respectively.

The Company has issued restricted stock to employees generally with terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested, January 1, 2011	1,310,818	$19.52
Granted	—	—
Vested	(103,015)	16.71
Forfeited	(52,350)	19.40

Nonvested, March 31, 2011	1,155,453	$19.78

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2010 and 2011 were primarily performance-based units. The performance-based units will be settled in stock upon the Company’s achievement of specific performance goals over a specified performance period and vest over three years. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2011:

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Nonvested, January 1, 2011	56,164	$17.35
Granted	54,999	14.49
Vested	—	—
Forfeited	(13,833)	16.46

Nonvested, March 31, 2011	97,330	$15.86

The Company recorded compensation of $3,214 and $1,987, in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively, in connection with the issuance of the restricted stock and restricted stock units.

As of March 31, 2011, there was $15,513 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years. The total unrecognized compensation expense will be fully expensed through the fourth quarter of 2014.

6. COMMITMENTS AND CONTINGENCIES

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

On April 27, 2010, counsel for a shareholder sent a letter relating to the same events that form the bases of the federal putative class action described above. Specifically, the shareholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the shareholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the shareholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the shareholder’s demands.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited, in thousands except share and per share amounts)

terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. In 2010, a new pricing and food purchase agreement with a food supplier was executed which requires advance payments to the supplier. As of March 31, 2011 and December 31, 2010, advances were $15,308 and $15,240, respectively. The Company anticipates it will meet all annual purchase obligations.

7. INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.5% and 37.7% in the three months ended March 31, 2011 and 2010, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2010, the Company had net operating loss carryforwards of approximately $13,716 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2011. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of March 31, 2011 and December 31, 2010 was $2,466 and $2,478, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,603 and $1,611 for the same respective periods.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

8. DISCONTINUED OPERATION

In the first quarter of 2010, the Company committed to a plan to sell the business operations conducted by NuKitchen, as it was no longer aligned with the business direction of the Company. The Company was unsuccessful in locating a buyer for the NuKitchen business and, therefore, it closed the business during the three months ended September 30, 2010. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for 2010. NuKitchen had revenues of $719 and pre-tax losses of $157 for the three months ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on March 7, 2011 with the SEC. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The following discussion should be read in conjunction with the financial information included elsewhere in this Report on Form 10-Q.

Background

We provide weight management products and services and offer nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem D program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on over 39 years of nutrition research and on the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel and through QVC, a television shopping network. Approximately 80% of our order volumes are processed through the Internet.

Revenue consists primarily of food sales. For both the three months ended March 31, 2011 and 2010, the direct channel accounted for 95% of total revenue compared to 5% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Over the past several years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts which in turn began to hamper reactivation revenue during 2010. We are continuing to see a challenging environment develop in 2011 as we experienced significantly reduced sales below the comparable 2010 period throughout the month of January. Our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and weak promotional offerings. To increase sales effectiveness we re-launched our “Rollback” pricing strategy, which increased sales traction in the months of February and March but had a negative impact on gross margins offset by increased marketing efficiency. Additionally, we incurred severance and other related charges of $2.7 million during the first quarter of 2011, which we expect to be more than offset by reductions in general and administrative expenses throughout 2011.

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction and are continuously redesigning our eCommerce platform and website. Our product offerings have expanded to include fresh-frozen foods, and we entered into the retail channel and the Nutrisystem D program. Further, we have taken steps to reduce our overall operating costs.

In late December 2010, we announced that we were incorporating our fresh-frozen foods into most of our weight loss plans and offering these plans at our lowest prices since 2003. Additionally, we have assembled a Culinary Council of industry leading chefs from around the U.S. to act as an advisory board to guide us in developing the best tasting and most desirable foods and menus going forward. We believe our customers want great tasting, high quality foods at a low price with the ability to personalize and sustain weight loss and we believe this new program will aid in reaching these goals.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Item 7 and Note 2 of the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2010.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates we consider critical include reserves for returns, excess and obsolete inventory and income taxes. These critical accounting estimates are discussed with our audit committee quarterly.

During the three months ended March 31, 2011, we did not make any material change to our critical accounting policies.

Results of Operations

Revenue and expenses consist of the following components:

Revenue. Revenue consists primarily of food sales. Food sales include sales of food, supplements, shipping and handling charges billed to customers, net of sales credits and adjustments, including product returns. No revenue is recorded for food products provided at no charge as part of promotions.

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

Interest (Expense) Income, Net. Interest (expense) income, net consists of the net amount of interest income earned on cash balances and marketable securities and interest incurred on borrowings under a credit facility.

Income Tax (Benefit) Expense. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Loss on Discontinued Operation, Net. We ceased the operations of our subsidiary NuKitchen in 2010. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented.

Overview of the Direct Channel

In both the three months ended March 31, 2011 and 2010, the direct channel represented 95% of our revenue. Revenues through the direct channel were $126.6 million in the three months ended March 31, 2011 compared to $150.7 million in 2010. The decrease in 2011 is primarily attributable to a decline in new customers, on-program revenue and reactivation revenue. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
REVENUE	$132,672	$158,830	$(26,158)	(16)%

COSTS AND EXPENSES:
Cost of revenue	63,827	72,139	(8,312)	(12)%
Marketing	49,185	56,605	(7,420)	(13)%
General and administrative	21,843	19,255	2,588	13%
Depreciation and amortization	3,008	2,991	17	1%

Total costs and expenses	137,863	150,990	(13,127)	(9)%

Operating (loss) income from continuing operations	(5,191)	7,840	(13,031)	(166)%

OTHER EXPENSE	—	(35)	35	100%

INTEREST (EXPENSE) INCOME, net	(287)	56	(343)	(613)%

(Loss) income from continuing operations before income taxes	(5,478)	7,861	(13,339)	(170)%
INCOME TAX (BENEFIT) EXPENSE	(2,054)	2,962	(5,016)	(169)%

(Loss) income from continuing operations	(3,424)	4,899	(8,323)	(170)%
LOSS ON DISCONTINUED OPERATION, net	—	(98)	98	100%

Net (loss) income	$(3,424)	$4,801	$(8,225)	(171)%

% of revenue
Gross margin	51.9%	54.6%
Marketing	37.1%	35.6%
General and administrative	16.5%	12.1%
Operating (loss) income from continuing operations	(3.9)%	4.9%

Revenue. Revenue decreased to $132.7 million in the first quarter of 2011 from $158.8 million for the first quarter of 2010. The revenue decline occurred across all of our sales channels as our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and weak promotional offerings. In both the first quarters of 2011 and 2010, the direct channel accounted for 95% of the revenue compared to 5% for QVC.

Costs and Expenses. Cost of revenue decreased to $63.8 million in the first quarter of 2011 from $72.1 million in the first quarter of 2010. Gross margin as a percent of revenue decreased to 51.9% in the first quarter of 2011 from 54.6% for the first quarter of 2010. The decrease in gross margin was primarily attributable to our “Rollback” pricing and the introduction of our frozen foods, which have higher costs, into most of our weight loss programs during the first quarter of 2011.

Marketing expense decreased to $49.2 million in the first quarter of 2011 from $56.6 million in the first quarter of 2010. Marketing expense as a percent of revenue increased to 37.1% in the first quarter of 2011 from 35.6% for the first quarter of 2010. During the beginning of the first quarter of 2011, we experienced significant pressures on response and conversion rates across all sales channels causing a decrease in new customers and directly impacting our marketing efficiency. As a result, we reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Additionally, during the first quarter of 2010 we experienced increased media rates. Substantially all marketing spending during the first quarter of 2011 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($6.8 million) and public relations ($576,000). In total, media spending was $43.5 million in the first quarter of 2011 and $50.3 million in the first quarter of 2010.

General and administrative expense increased to $21.8 million in the first quarter of 2011 compared to $19.3 million in the first quarter of 2010. General and administrative expense as a percent of revenue increased to 16.5% in the first quarter of 2011 from 12.1% for the first quarter of 2010. The increase in spending is primarily attributable to higher compensation, benefits and temporary help ($1.5 million) and increased non-cash expense for share-based payment arrangements ($1.2 million) primarily due to severance and other related charges of $2.7 million incurred during the first quarter of 2011. In response to the poor start to 2011, we implemented a series of measures that we expect to result in reductions in our general and administrative expenses throughout the remainder of 2011.

Depreciation and amortization expense increased $17,000 due to the relocation of our corporate headquarters during 2010.

Other Expense. Other expense primarily represents the impact of changes in the Canadian dollar during 2010.

Interest (Expense) Income, Net. Interest expense, net, was $287,000 in the first quarter of 2011 compared to interest income, net, of $56,000 in the first quarter of 2010 due to the borrowings outstanding under our credit facility during 2011.

Income Tax (Benefit) Expense. In the first quarter of 2011, we recorded an income tax benefit of $2.1 million, which reflects an estimated annual effective income tax rate of 37.5%. In the first quarter of 2010, we recorded income tax expense of $3.0 million, which reflected an estimated annual effective income tax rate of 37.7%.

Contractual Obligations and Commercial Commitments

As of March 31, 2011, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures but at reduced levels from 2010.

During the three months ended March 31, 2011, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At March 31, 2011, we had net working capital of $70.1 million, compared to net working capital of $74.0 million at December 31, 2010. Cash and cash equivalents at March 31, 2011 were $48.1 million, an increase of $27.7 million from the balance of $20.4 million at December 31, 2010 as we transferred amounts from marketable securities into money market accounts. There were no amounts invested in marketable securities at March 31, 2011 as compared to $20.8 million at December 31, 2010. Our principal sources of liquidity during this period were cash flow from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We borrowed $30.0 million against this facility during 2010 to utilize our low cost debt capital to retire equity capital which remained outstanding at March 31, 2011. No additional amounts were borrowed during 2011.

In the three months ended March 31, 2011, we generated a cash flow of $13.3 million from operating activities, a decrease of $23.6 million from 2010. The decrease in cash flow from operations is primarily attributable to the net loss incurred during the three months ended March 31, 2011 and net changes in operating assets and liabilities.

In the three months ended March 31, 2011, net cash provided by investing activities was $19.5 million primarily from the $20.9 million sale of marketable securities reduced by capital additions of $1.4 million. We are continuing to invest in our ecommerce and web platform and facilities to incorporate new product initiatives.

In the three months ended March 31, 2011, net cash used in financing activities was $5.2 million primarily for the payment of dividends.

Our Board of Directors had authorized stock repurchase programs of which an additional $38.8 million of our outstanding shares of common stock could have been purchased through March 31, 2011. The repurchase programs could have been limited or terminated at any time without prior notice. The repurchased shares have been retired. Subsequent to March 31, 2011, the stock repurchase programs have expired.

Subsequent to March 31, 2011, the Board of Directors declared a quarterly dividend of $0.175 per share payable on May 19, 2011 to stockholders of record as of May 9, 2011. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At March 31, 2011, we had two interest rate swap agreements (the “Swaps”), with notional amounts of $10.0 million each, which mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. At March 31, 2011, we had $30 million of debt outstanding at a weighted average interest rate of 1.08%. A 1 percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2011 of $48.1 million were maintained in bank and money market accounts. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2010, counsel for a shareholder sent a letter relating to the same events that form the bases of the federal putative class action described above. Specifically, the shareholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the shareholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the shareholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the shareholder’s demands.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2011	—	—	—	$38,833,463
February 1 – February 28, 2011	—	—	—	$38,833,463
March 1 – March 31, 2011	—	—	—	$38,833,463

(1)	In August 2006, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions on the Nasdaq National Market. Additionally, in February 2007, a repurchase program of up to $200 million of outstanding shares of common stock was authorized and, in October 2007, an additional $100 million of outstanding shares of common stock was authorized. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs from 2007 had an expiration date of March 31, 2009 but were extended by our Board of Directors until March 31, 2011. These programs also may be limited or terminated at any time without prior notice.
(2)	The period from January 1, 2011 through March 31, 2011 does not include 22,581 shares surrendered by employees to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ JOSEPH M. REDLING	May 5, 2011
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ DAVID D. CLARK	May 5, 2011
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