Form 10-Q
period 2011-06-30
NUTRI SYSTEM INC /DE/
filed 2011-08-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value	27,915,778 shares as of July 26, 2011

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,549	$20,376
Marketable securities	0	20,843
Receivables	9,323	9,256
Inventories, net	29,295	28,747
Prepaid income taxes	1,108	5,513
Deferred income taxes	1,861	1,854
Supplier advances	1,332	15,240
Other current assets	6,591	11,855

Total current assets	115,059	113,684

FIXED ASSETS, net	31,375	34,324

OTHER ASSETS	1,923	1,945

	$148,357	$149,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,098	$26,435
Accrued payroll and related benefits	2,684	4,874
Deferred revenue	1,135	4,488
Other accrued expenses and current liabilities	5,772	3,867

Total current liabilities	35,689	39,664

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000

NON-CURRENT LIABILITIES	5,236	5,313

Total liabilities	70,925	74,977

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding – 27,927,776 at June 30, 2011 and 28,099,812 at December 31, 2010)	28	28
Additional paid-in capital	7,748	3,086
Retained earnings	69,790	71,990
Accumulated other comprehensive loss	(134)	(128)

Total stockholders’ equity	77,432	74,976

	$148,357	$149,953

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUE	$116,129	$141,634	$248,801	$300,464

COSTS AND EXPENSES:
Cost of revenue	57,627	61,792	121,454	133,931
Marketing	23,369	37,223	72,554	93,828
General and administrative	14,841	19,662	36,684	38,917
Depreciation and amortization	3,217	2,940	6,225	5,931

Total costs and expenses	99,054	121,617	236,917	272,607

Operating income from continuing operations	17,075	20,017	11,884	27,857

OTHER EXPENSE	0	0	0	(35)

INTEREST (EXPENSE) INCOME, net	(69)	48	(356)	104

Income from continuing operations before income taxes	17,006	20,065	11,528	27,926

INCOME TAXES	6,239	7,385	4,185	10,347

Income from continuing operations	10,767	12,680	7,343	17,579

DISCONTINUED OPERATION (NOTE 8):

Loss on discontinued operation, net of income tax benefit	0	(89)	0	(187)

Net income	$10,767	$12,591	$7,343	$17,392

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.39	$0.41	$0.26	$0.56

Loss on discontinued operation	0	(0.01)	0	(0.01)

Net income	$0.39	$0.40	$0.26	$0.55

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.38	$0.40	$0.26	$0.56

Loss on discontinued operation	0	0	0	(0.01)

Net income	$0.38	$0.40	$0.26	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	26,973	29,721	26,888	29,714

Diluted	27,296	30,105	27,253	30,070

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2011	28,099,812	$28	$3,086	$71,990	$(128)	$74,976

Net income	0	0	0	7,343	0	7,343
Foreign currency translation adjustment	0	0	0	0	(4)	(4)
Loss recognized on sales of marketable securities, net of tax	0	0	0	0	26	26
Unrealized loss on interest rate swaps, net of tax	0	0	0	0	(28)	(28)

Total comprehensive income						7,337
Share-based compensation expense, net	(192,037)	0	4,717	0	0	4,717
Exercise of stock options	20,001	0	128	0	0	128
Equity compensation awards, net	0	0	(183)	0	0	(183)
Cash dividends	0	0	0	(9,543)	0	(9,543)

BALANCE, June 30, 2011	27,927,776	$28	$7,748	$69,790	$(134)	$77,432

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,343	$17,392
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operation	0	187
Depreciation and amortization	6,225	5,931
(Gain) loss on disposal of fixed assets	(17)	65
Share–based compensation expense	5,386	5,379
Deferred income tax benefit	(87)	(329)
Loss on sales of marketable securities	26	0
Changes in operating assets and liabilities:
Receivables	(67)	62
Inventories, net	(548)	28,119
Supplier advances, net	13,908	0
Other assets	5,619	4,360
Accounts payable	(366)	7,558
Accrued payroll and related benefits	(2,190)	2,924
Deferred revenue	(3,353)	(2,515)
Income taxes	4,417	1,455
Other accrued expenses and liabilities	1,611	1,207

Net cash provided by operating activities of continuing operations	37,907	71,795

Net cash used in operating activities of discontinued operation	0	(243)

Net cash provided by operating activities	37,907	71,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(54)	(313)
Sales of marketable securities	20,897	0
Capital additions	(3,099)	(11,271)
Proceeds from the sale of fixed assets	58	0

Net cash provided by (used in) investing activities of continuing operations	17,802	(11,584)

Net cash used in investing activities of discontinued operation	0	(38)

Net cash provided by (used in) investing activities	17,802	(11,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	128	105
Taxes related to equity compensation awards, net	(1,121)	(1,793)
Payment of dividends	(9,543)	(10,855)
Repurchase and retirement of common stock	0	(21,262)

Net cash used in financing activities	(10,536)	(33,805)

Effect of exchange rate changes on cash and cash equivalents	0	10

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,173	26,135
CASH AND CASH EQUIVALENTS, beginning of period	20,376	32,364

CASH AND CASH EQUIVALENTS, end of period	65,549	58,499
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATION, end of period	0	205

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$65,549	$58,294

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on nearly 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Cash Equivalents and Marketable Securities

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2011 and December 31, 2010, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

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

At June 30, 2011, cash and cash equivalents consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,409	$0	$0	$15,409
Money market account	50,140	0	0	50,140

	$65,549	$0	$0	$65,549

At December 31, 2010, cash, cash equivalents and marketable securities consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,283	$0	$0	$15,283
Money market account	5,093	0	0	5,093
U.S. government bond fund	20,877	0	34	20,843

	$41,253	$0	$34	$41,219

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,188 and $12,845 at June 30, 2011 and December 31, 2010, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid program cards and unshipped frozen foods. When a customer orders Nutrisystem® Select®, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the fresh-frozen foods and is generally delivered within two weeks of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on the estimated selling price of both units.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent that the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2011 was $3,274 and $8,708, respectively, and $7,200 and $16,408 for the three and six months ended June 30, 2010. The reserve for returns incurred but not received and processed was $1,662 and $1,009 at June 30, 2011 and December 31, 2010, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $806 and $1,807 for the three and six months ended June 30, 2011, respectively, and $1,586 and $3,403 for the three and six months ended June 30, 2010, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 15% and 13% of inventory purchases for the six months ended June 30, 2011 were from two suppliers. The Company has supply arrangements with certain of these vendors that require the Company to make minimum purchases. For the six months ended June 30, 2010, these vendors supplied approximately 20% and 18% of total purchases (see Note 6). Additionally, the Company is dependent on one frozen food supplier for less than 20% of its food costs for the six months ended June 30, 2011. The amount provided from this supplier for the six months ended June 30, 2010 was negligible. The Company has a supply agreement with this supplier that expires in November 2011 and the Company is actively exploring and believes additional supply options are available.

For the six months ended June 30, 2011 and 2010, the Company outsourced 100% of its fulfillment operations to a third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2011, the Company reduced cost of revenue by $531 and $875, respectively, for these rebates. For the comparable periods of 2010, cost of revenue was reduced by $514 and $1,238, respectively. A receivable of $1,368 and $541 at June 30, 2011 and December 31, 2010, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s cash, cash equivalents and marketable securities are based on quoted prices in active markets for identical assets. The fair values of the Company’s derivative instruments are determined using pricing models that take into account contract terms and certain observable current market information such as the London Inter-Bank Offered Rate (“LIBOR”) interest rates.

The following table summarizes the Company’s financial assets and liabilities measured at fair value at June 30, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash	$15,409	$15,409	$0
Money market account	50,140	50,140	0

Total assets	$65,549	$65,549	$0

Interest rate swap	$(87)	$0	$(87)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2010:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash	$15,283	$15,283	$0
Money market account	5,093	5,093	0
U.S. government bond fund	20,843	20,843	0

Total assets	$41,219	$41,219	$0

Interest rate swap	$(44)	$0	$(44)

Earnings Per Share

The Company uses the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Income from continuing operations	$10,767	$12,680	$7,343	$17,579
Income allocated to unvested restricted stock	(382)	(638)	(235)	(821)

Income from continuing operations allocated to common shares	10,385	12,042	7,108	16,758
Loss on discontinued operation allocated to common shares	0	(85)	0	(178)

Net income allocated to common shares	$10,385	$11,957	$7,108	$16,580

Weighted average shares outstanding:
Basic	26,973	29,721	26,888	29,714
Effect of dilutive securities	323	384	365	356

Diluted	27,296	30,105	27,253	30,070

Basic income per common share:
Income from continuing operations	$0.39	$0.41	$0.26	$0.56
Loss from discontinued operation	0	(0.01)	0	(0.01)

Net income	$0.39	$0.40	$0.26	$0.55

Diluted income per common share:
Income from continuing operations	$0.38	$0.40	$0.26	$0.56
Loss from discontinued operation	0	0	0	(0.01)

Net income	$0.38	$0.40	$0.26	$0.55

In the three and six months ended June 30, 2011, common stock equivalents from stock options and unvested restricted stock representing 442,448 and 425,470 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. In the comparable periods of 2010, common stock equivalents from stock options and unvested restricted stock representing 172,136 and 156,927 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $49 and $8,983 in the six months ended June 30, 2011 and 2010, respectively. Interest payments in the six months ended June 30, 2011 and 2010 were $313 and $152, respectively. For the six months ended June 30, 2011, the Company had non-cash capital additions of $218 of unpaid invoices in accounts payable and accrued expenses. For the six months ended June 30, 2010, the Company had non-cash capital additions of $7,603, comprised of $4,163 of a tenant improvement allowance and $3,440 of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial position or results of operations.

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

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). As of June 30, 2011, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.09%.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the LIBOR for the relevant term, plus an applicable margin. The base rate will be the higher of the lenders’ base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During the three and six months ended June 30, 2011, the Company incurred $114 and $208 in interest, respectively, and $70 and $134 in unused line fees, respectively. In the comparable periods of 2010, the Company incurred $76 and $152, respectively, in unused line fees and no interest. Interest payments and unused line fees are classified as interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of June 30, 2011, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2011, the Company had $203 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at June 30, 2011 was $170,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

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

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements (“Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The Swaps’ estimated fair value was $(87) and $(44) as of June 30, 2011 and December 31, 2010, respectively, and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. There was no cash flow hedge ineffectiveness recorded during the three and six months ended June 30, 2011.

4.	CAPITAL STOCK

Common Stock

The Company issued 20,001 and 46,159 shares of common stock in the six months ended June 30, 2011 and 2010, respectively, upon the exercise of stock options and received proceeds of $128 and $105, respectively. During the six months ended June 30, 2011 and 2010 were 65,082 and 86,510 shares valued at $938 and $2,119, respectively, that employees surrendered to the Company for payment of the minimum tax withholding obligations. Also, in the six months ended June 30, 2011 and 2010, the Company issued 37,648 and 24,699 shares of common stock, respectively, as compensation to board members and spokespersons. These shares were fully vested on dates of grant. Costs recognized for these stock grants were $311 for both the six months ended June 30, 2011 and 2010, respectively. The fair value of the common stock issued in 2011 to board members and spokespersons was $580. During each of the three and six months ended June 30, 2011 and 2010, the Company paid a dividend of $0.175 per share to all stockholders of record.

Under previously authorized stock repurchase plans, the Company purchased and retired 908,300 shares of common stock for an aggregate cost of $21,262 during the six months ended June 30, 2010.

On July 20, 2011, the Board of Directors authorized a new stock repurchase program of up to $150,000 of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time without prior notice.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock issuable in series upon resolution of the Board of Directors. Unless otherwise required by law, the Board of Directors can, without stockholder approval, issue preferred stock in the future with voting and conversion rights that could adversely affect the voting power of the common stock. This issuance of preferred stock may have the effect of delaying, averting or preventing a change in control of the Company.

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the options granted, exercised and cancelled during the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	52,833	$12.10
Granted	0	0
Exercised	20,001	6.38
Forfeited	10,700	21.97

Outstanding, June 30, 2011	22,132	$12.50	2.70	$170

Exercisable, June 30, 2011	22,132	$12.50	2.70	$170

Expected to vest at June 30, 2011	22,132	$12.50	2.70	$170

In 2011 and 2010, the Company did not record any pre-tax compensation charges for stock option awards as all outstanding awards are fully vested. There were no option grants during the six months ended June 30, 2011 or 2010. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2011 was $0 and $144, respectively, and $35 and $850, respectively, for the comparable periods of 2010.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2011	1,310,818	$19.52
Granted	55,000	14.12
Vested	(234,023)	16.79
Forfeited	(219,603)	16.95

Nonvested, June 30, 2011	912,192	$20.52

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2011 and 2010 were primarily performance-based units. The performance-based units will be settled in stock upon the Company’s achievement of specific performance goals over a specified performance period and vest in March 2013. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock unit activity for the six months ended June 30, 2011:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2011	56,164	$17.35
Granted	54,999	14.49
Vested	0	0
Forfeited	(23,806)	16.37

Nonvested, June 30, 2011	87,357	$15.82

The Company recorded compensation expense of $1,861 and $5,075, in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011, respectively, and $3,081 and $5,068 for the three and six months ended June 30, 2010, respectively, in connection with the issuance of the restricted stock and restricted stock units.

As of June 30, 2011, there was $12,104 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years. The total unrecognized compensation expense will be fully expensed through the second quarter of 2015.

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

On April 27, 2010, counsel for a stockholder sent a letter relating to the same events that formed the bases of the federal putative class action described above. Specifically, the stockholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the stockholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the stockholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the stockholder’s demands.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. In 2010, a new pricing and food purchase agreement with a food supplier was executed which requires advance payments to the supplier. As of June 30, 2011 and December 31, 2010, advances were $1,332 and $15,240, respectively. The Company anticipates it will meet all annual purchase obligations in 2011.

7.	INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 36.7% and 36.3% in the three and six months ended June 30, 2011, respectively, as compared to 36.8% and 37.0% in the corresponding periods of 2010. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2010, the Company had net operating loss carryforwards of approximately $13,716 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2011. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of June 30, 2011 and December 31, 2010 was $2,554 and $2,478, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,660 and $1,611 for the same respective periods.

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

Background

We provide weight management products and services and offer nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem D program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on nearly 40 years of nutrition research and on the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network. Approximately 80% of our order volumes are processed through the Internet.

Revenue consists primarily of food sales. For both the six months ended June 30, 2011 and 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Over the past several years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts which in turn began to hamper reactivation revenue during 2010. We are continuing to see a challenging environment develop in 2011. Our plan for 2011, a year that we expect to be challenging from a revenue standpoint, is to optimize our business model to maximize profitability and cash flow, strengthen our balance sheet, return cash to stockholders, and invest in growth initiatives for 2012 and beyond. We experienced significantly reduced sales below the comparable 2010 period throughout the month of January. Our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and weak promotional offerings. To increase sales effectiveness we re-launched our “Rollback” pricing strategy, which increased sales traction in the months of February and March but had a negative impact on gross margins offset by increased marketing efficiency. Similarly, the start of the second quarter of 2011 was hampered by a weak promotional offering. We reacted with a discounted sales promotion which increased order volumes in May and June but at a lower average selling price and gross margin offset by continued increased marketing efficiency. Additionally, we incurred severance and other related charges of $2.7 million during the first quarter of 2011, which we expect to be more than offset by reductions in general and administrative expenses throughout 2011.

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction and are continuously redesigning our eCommerce platform and website. Our product offerings have expanded to include fresh-frozen foods, and we entered into the retail channel and introduced the Nutrisystem D program during the last several years. Further, we have taken steps to reduce our overall operating costs.

In late December 2010, we announced that we were incorporating our fresh-frozen foods into most of our weight loss plans and offering these plans at our lowest prices since 2003. Additionally, we have assembled a Culinary Council of industry leading chefs from around the U.S. to act as an advisory board to guide us in developing the best tasting and most desirable foods and menus going forward. We believe our customers want great tasting, high quality foods at a low price with the ability to personalize and sustain weight loss and we believe these steps will aid in reaching these goals.

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

During the six months ended June 30, 2011, we did not make any material change to our critical accounting policies.

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

Interest (Expense) Income, Net. Interest (expense) income, net consists of the net amount of interest income earned on cash and cash equivalents and marketable securities and interest incurred on borrowings under a credit facility.

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

Overview of the Direct Channel

In both the six months ended June 30, 2011 and 2010, the direct channel represented 96% of our revenue. Revenues through the direct channel were $111.1 and $237.7 million in the three and six months ended June 30, 2011, respectively, compared to $136.3 million and $287.0 million, respectively, in the comparable periods of 2010. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in 2011 is primarily attributable to a decline in new customers, on-program revenue and reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)

REVENUE	$116,129	$141,634	$(25,505)	(18)%

COSTS AND EXPENSES:
Cost of revenue	57,627	61,792	(4,165)	(7)%
Marketing	23,369	37,223	(13,854)	(37)%
General and administrative	14,841	19,662	(4,821)	(25)%
Depreciation and amortization	3,217	2,940	277	9%

Total costs and expenses	99,054	121,617	(22,563)	(19)%

Operating income from continuing operations	17,075	20,017	(2,942)	(15)%

INTEREST (EXPENSE) INCOME, net	(69)	48	(117)	(244)%

Income from continuing operations before income taxes	17,006	20,065	(3,059)	(15)%

INCOME TAXES	6,239	7,385	(1,146)	(16)%

Income from continuing operations	10,767	12,680	(1,913)	(15)%

LOSS ON DISCONTINUED OPERATION, net	0	(89)	89	100%

Net income	$10,767	$12,591	$(1,824)	(14)%

% of revenue
Gross margin	50.4%	56.4%
Marketing	20.1%	26.3%
General and administrative	12.8%	13.9%
Operating income from continuing operations	14.7%	14.1%

Revenue. Revenue decreased to $116.1 million in the second quarter of 2011 from $141.6 million for the second quarter of 2010. The revenue decline occurred across all of our sales channels due to discounted promotional offerings which led to lower average selling prices and fewer on-program customers at the start of the quarter. In the second quarter of 2011 and 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue decreased to $57.6 million in the second quarter of 2011 from $61.8 million in the second quarter of 2010. Gross margin as a percent of revenue decreased to 50.4% in the second quarter of 2011 from 56.4% for the second quarter of 2010. The decrease in gross margin was primarily attributable to our promotion pricing and the introduction of our frozen foods, which have higher costs, into most of our weight loss programs during the first quarter of 2011.

Marketing expense decreased to $23.4 million in the second quarter of 2011 from $37.2 million in the second quarter of 2010. Marketing expense as a percent of revenue decreased to 20.1% in the second quarter of 2011 from 26.3% for the second quarter of 2010. We reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Substantially all marketing spending during the second quarter of 2011 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($13.3 million), public relations ($358,000), and marketing consulting ($286,000). In total, media spending was $19.2 million in the second quarter of 2011 and $32.5 million in the second quarter of 2010.

General and administrative expense decreased to $14.8 million in the second quarter of 2011 compared to $19.7 million in the second quarter of 2010. General and administrative expense as a percent of revenue decreased to 12.8% in the second quarter of 2011 from 13.9% for the second quarter of 2010. The decrease in spending is primarily attributable to lower compensation, benefits and temporary help ($2.4 million), decreased non-cash expense for share-based payment arrangements ($1.2 million) and decreased professional, outside and computer services expenses ($882,000). We implemented a series of measures during the first quarter of 2011 that resulted in reductions in our general and administrative expenses and we expect these reductions to continue throughout the remainder of 2011.

Depreciation and amortization expense increased to $3.2 million in the second quarter of 2011 compared to $2.9 million in the second quarter of 2010 due to the relocation of our corporate headquarters during the third quarter of 2010.

Interest (Expense) Income, Net. Interest expense, net, was $69,000 in the second quarter of 2011 compared to interest income, net, of $48,000 in the second quarter of 2010 due to the borrowings outstanding under our credit facility during 2011.

Income Taxes. In the second quarter of 2011, we recorded an income tax expense of $6.2 million, which reflects an estimated annual effective income tax rate of 36.7%. In the comparable period of 2010, we recorded expense of $7.4 million which reflected an estimated annual effective income tax rate of 36.8%.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)

REVENUE	$248,801	$300,464	$(51,663)	(17)%

COSTS AND EXPENSES:
Cost of revenue	121,454	133,931	(12,477)	(9)%
Marketing	72,554	93,828	(21,274)	(23)%
General and administrative	36,684	38,917	(2,233)	(6)%
Depreciation and amortization	6,225	5,931	294	5%

Total costs and expenses	236,917	272,607	(35,690)	(13)%

Operating income from continuing operations	11,884	27,857	(15,973)	(57)%

OTHER EXPENSE	0	(35)	35	100%

INTEREST (EXPENSE) INCOME, net	(356)	104	(460)	(442)%

Income from continuing operations before income taxes	11,528	27,926	(16,398)	(59)%

INCOME TAXES	4,185	10,347	(6,162)	(60)%

Income from continuing operations	7,343	17,579	(10,236)	(58)%

LOSS ON DISCONTINUED OPERATION, net	0	(187)	187	100%

Net income	$7,343	$17,392	$(10,049)	(58)%

% of revenue
Gross margin	51.2%	55.4%
Marketing	29.2%	31.2%
General and administrative	14.7%	13.0%
Operating income from continuing operations	4.8%	9.3%

Revenue. Revenue decreased to $248.8 million in the six months ended June 30, 2011 from $300.5 million in the comparable period of 2010. The revenue decline occurred across all of our sales channels as our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and discounted promotional offerings which led to lower average selling prices. In the six months ended June 30, 2011 and 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue decreased to $121.5 million in the six months ended June 30, 2011 from $133.9 million in the comparable period of 2010. Gross margin as a percent of revenue decreased to 51.2% in the six months ended June 30, 2011 from 55.4% for the comparable period of 2010. The decrease in gross margin was primarily attributable to our promotional pricing and the introduction of our frozen foods, which have higher costs, into most of our weight loss programs during the first quarter of 2011.

Marketing expense decreased to $72.6 million in the six months ended June 30, 2011 from $93.8 million in the comparable period of 2010. Marketing expense as a percent of revenue decreased to 29.2% in the six months ended June 30, 2011 from 31.2% for the comparable period of 2010. During the beginning of the first quarter of 2011, we experienced significant pressures on response and conversion rates across all sales channels causing a decrease in new customers and directly impacting our marketing efficiency. As a result, we reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Substantially all marketing spending during the six months ended June 30, 2011 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($20.1 million), public relations ($934,000) and marketing consulting ($296,000). In total, media spending was $62.7 million in the six months ended June 30, 2011 and $82.8 million in the comparable period of 2010.

General and administrative expense decreased to $36.7 million in the six months ended June 30, 2011 compared to $38.9 million in the comparable period of 2010. General and administrative expense as a percent of revenue increased to 14.7% in the six months ended June 30, 2011 from 13.0% for the comparable period of 2010. The decrease in spending is primarily attributable to lower compensation, benefits and temporary help ($899,000), decreased professional and outside computer services ($996,000) and telephone and internet service ($375,000). We implemented a series of measures during the first quarter of 2011 that resulted in reductions in our general and administrative expenses and we expect these reductions to continue throughout the remainder of 2011.

Depreciation and amortization expense increased to $6.2 million in the six months ended June 30, 2011 compared to $5.9 million in the comparable period of 2010 due to the relocation of our corporate headquarters and capital expenditures on our website.

Other Expense. Other expense primarily represents the impact of changes in the Canadian dollar during 2010.

Interest (Expense) Income, Net. Interest expense, net, was $356,000 in the six months ended June 30, 2011 compared to interest income, net, of $104,000 in the comparable period of 2010 due to the borrowings outstanding under our credit facility during 2011.

Income Taxes. In the six months ended June 30, 2011, we recorded an income tax expense of $4.2 million, which reflects an estimated annual effective income tax rate of 36.3%. In the comparable period of 2010, we recorded income tax expense of $10.3 million, which reflected an estimated annual effective income tax rate of 37.0%.

Contractual Obligations and Commercial Commitments

As of June 30, 2011, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures but at reduced levels from 2010.

During the six months ended June 30, 2011, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At June 30, 2011, we had net working capital of $79.4 million, compared to working capital of $74.0 million at December 31, 2010. Cash and cash equivalents at June 30, 2011 were $65.5 million, an increase of $45.1 million from the balance of $20.4 million at December 31, 2010 as we transferred amounts from marketable securities into money market accounts. There were no amounts invested in marketable securities at June 30, 2011 as compared to $20.8 million at December 31, 2010. Our principal sources of liquidity during this period were cash flow from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We borrowed $30.0 million against this facility during 2010 to utilize our low cost debt capital to retire equity capital which remained outstanding at June 30, 2011. No additional amounts were borrowed during 2011.

In the six months ended June 30, 2011, we generated a cash flow of $37.9 million from operating activities, a decrease of $33.6 million from 2010. The decrease in cash flow from operations is primarily attributable to lower net income for the six months ended June 30, 2011 and net changes in operating assets and liabilities primarily driven by inventory balances.

In the six months ended June 30, 2011, net cash provided by investing activities was $17.8 million primarily from the $20.9 million sale of marketable securities reduced by capital additions of $3.1 million. We are continuing to invest in our ecommerce and web platform and facilities to incorporate new product initiatives.

In the six months ended June 30, 2011, net cash used in financing activities was $10.5 million primarily for the payment of dividends.

On July 20, 2011, the Board of Directors authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time without prior notice.

Subsequent to June 30, 2011, the Board of Directors declared a quarterly dividend of $0.175 per share payable on August 18, 2011 to stockholders of record as of August 8, 2011. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At June 30, 2011, we had two interest rate swap agreements (the “Swaps”), with notional amounts of $10.0 million each, which mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. At June 30, 2011, we had $30 million of debt outstanding at a weighted average interest rate of 1.09%. A one percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2011 of $65.5 million were maintained in bank and money market accounts. As such, a change in interest rates of one percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2010, counsel for a stockholder sent a letter relating to the same events that formed the bases of the federal putative class action described above. Specifically, the stockholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the stockholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the stockholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the stockholder’s demands.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

For the period from April 1, 2011 through June 30, 2011, employees surrendered 42,501 shares to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

As previously reported on our Form 8-K filed with the SEC on May 16, 2011, at our annual meeting of stockholders, an advisory vote was conducted on the frequency of future advisory votes on executive compensation. A majority of the shares were voted for holding such advisory votes on an annual basis. The Company has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Board of Directors in the proxy statement for our annual meeting, that the Company will hold an annual advisory vote on executive compensation.

Item 6. Exhibits

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Joseph M. Redling	August 5, 2011
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	August 5, 2011
David D. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

No.	Description

3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed on December 17, 1999.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.3	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-124561), filed on May 3, 2005.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (dated July 16, 2009), filed on July 22, 2009.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.