Form 10-Q
period 2011-09-30
NUTRI SYSTEM INC /DE/
filed 2011-11-04
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value	28,093,693 shares as of October 27, 2011

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$72,215	$20,376
Marketable securities	0	20,843
Receivables	6,390	9,256
Inventories, net	25,104	28,747
Prepaid income taxes	0	5,513
Deferred income taxes	1,912	1,854
Supplier advances	593	15,240
Other current assets	5,002	11,855

Total current assets	111,216	113,684

FIXED ASSETS, net	30,703	34,324

OTHER ASSETS	1,776	1,945

	$143,695	$149,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,031	$26,435
Accrued payroll and related benefits	2,027	4,874
Income taxes payable	1,316	0
Deferred revenue	1,174	4,488
Other accrued expenses and current liabilities	5,151	3,867

Total current liabilities	28,699	39,664

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000

NON-CURRENT LIABILITIES	5,945	5,313

Total liabilities	64,644	74,977

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding – 28,015,750 at September 30, 2011 and 28,099,812 at December 31, 2010)	28	28
Additional paid-in capital	8,138	3,086
Retained earnings	70,997	71,990
Accumulated other comprehensive loss	(112)	(128)

Total stockholders’ equity	79,051	74,976

	$143,695	$149,953

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE	$85,643	$121,189	$334,444	$421,653

COSTS AND EXPENSES:
Cost of revenue	41,257	52,654	162,711	186,585
Marketing	20,279	33,349	92,833	127,177
General and administrative	11,502	18,114	48,186	57,031
Depreciation and amortization	2,961	3,133	9,186	9,064

Total costs and expenses	75,999	107,250	312,916	379,857

Operating income from continuing operations	9,644	13,939	21,528	41,796

OTHER INCOME (EXPENSE)	0	3	0	(32)

INTEREST (EXPENSE) INCOME, net	(52)	(31)	(408)	73

Income from continuing operations before income taxes	9,592	13,911	21,120	41,837

INCOME TAXES	3,524	4,690	7,709	15,037

Income from continuing operations	6,068	9,221	13,411	26,800

DISCONTINUED OPERATION (NOTE 8):

Loss on discontinued operation, net of income tax benefit	0	(66)	0	(253)

Net income	$6,068	$9,155	$13,411	$26,547

BASIC INCOME PER COMMON SHARE:

Income from continuing operations	$0.22	$0.32	$0.48	$0.89

Loss on discontinued operation	0	0	0	(0.01)

Net income	$0.22	$0.32	$0.48	$0.88

DILUTED INCOME PER COMMON SHARE:

Income from continuing operations	$0.21	$0.32	$0.47	$0.87

Loss on discontinued operation	0	0	0	0

Net income	$0.21	$0.32	$0.47	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,092	27,106	26,948	28,835

Diluted	27,335	27,505	27,272	29,205

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2011	28,099,812	$28	$3,086	$71,990	$(128)	$74,976

Net income	0	0	0	13,411	0	13,411
Foreign currency translation adjustment	0	0	0	0	(4)	(4)
Loss recognized on sales of marketable securities, net of tax	0	0	0	0	26	26
Unrealized loss on interest rate swaps, net of tax	0	0	0	0	(6)	(6)

Total comprehensive income						13,427
Share-based compensation expense, net	(104,063)	0	5,760	0	0	5,760
Exercise of stock options	20,001	0	128	0	0	128
Equity compensation awards, net	0	0	(836)	0	0	(836)
Cash dividends	0	0	0	(14,404)	0	(14,404)

BALANCE, September 30, 2011	28,015,750	$28	$8,138	$70,997	$(112)	$79,051

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,411	$26,547
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operation	0	253
Depreciation and amortization	9,186	9,064
(Gain) loss on disposal of fixed assets	(17)	68
Share–based compensation expense	7,502	8,129
Deferred income tax (benefit) expense	(364)	630
Loss on sales of marketable securities	26	0
Changes in operating assets and liabilities:
Receivables	2,866	3,892
Inventories, net	3,643	35,281
Supplier advances, net	14,647	0
Other assets	6,971	3,882
Accounts payable	(6,496)	(6,243)
Accrued payroll and related benefits	(2,847)	3,974
Deferred revenue	(3,314)	(2,446)
Income taxes	7,296	(405)
Other accrued expenses and liabilities	1,966	1,867

Net cash provided by operating activities of continuing operations	54,476	84,493

Net cash used in operating activities of discontinued operation	0	(145)

Net cash provided by operating activities	54,476	84,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(54)	(422)
Sales of marketable securities	20,897	10,000
Capital additions	(6,570)	(16,822)
Proceeds from the sale of fixed assets	58	0

Net cash provided by (used in) investing activities of continuing operations	14,331	(7,244)

Net cash provided by investing activities of discontinued operation	0	112

Net cash provided by (used in) investing activities	14,331	(7,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	0	20,000
Exercise of stock options	128	119
Taxes related to equity compensation awards, net	(2,692)	(2,346)
Payment of dividends	(14,404)	(15,757)
Repurchase and retirement of common stock	0	(74,997)

Net cash used in financing activities	(16,968)	(72,981)

Effect of exchange rate changes on cash and cash equivalents	0	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,839	4,244

CASH AND CASH EQUIVALENTS, beginning of period	20,376	32,364

CASH AND CASH EQUIVALENTS, end of period	$72,215	$36,608

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Cash Equivalents and Marketable Securities

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2011 and December 31, 2010, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

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

At September 30, 2011, cash and cash equivalents consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$16,960	$0	$0	$16,960
Money market account	55,255	0	0	55,255

	$72,215	$0	$0	$72,215

At December 31, 2010, cash, cash equivalents and marketable securities consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,283	$0	$0	$15,283
Money market account	5,093	0	0	5,093
U.S. government bond fund	20,877	0	34	20,843

	$41,253	$0	$34	$41,219

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,718 and $12,845 at September 30, 2011 and December 31, 2010, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent that the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2011 was $2,593 and $11,301, respectively, and $5,009 and $21,417, respectively, for the three and nine months ended September 30, 2010. The reserve for returns incurred but not received and processed was $1,153 and $1,009 at September 30, 2011 and December 31, 2010, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $691 and $2,498 for the three and nine months ended September 30, 2011, respectively, and $1,424 and $4,827 for the three and nine months ended September 30, 2010, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 16% and 13% of inventory purchases for the nine months ended September 30, 2011 were from two suppliers. The Company has supply arrangements with certain of these vendors that require the Company to make minimum purchases. For the nine months ended September 30, 2010, these vendors supplied approximately 18% and 19% of total purchases (see Note 6). Additionally, the Company is dependent on one frozen food supplier for less than 20% of its food costs for the nine months ended September 30, 2011. The amount provided from this supplier for the nine months ended September 30, 2010 was negligible. The Company has a supply agreement with this supplier that expires in November 2011 and the Company has found other frozen food supply options to replace this supplier.

For the nine months ended September 30, 2011 and 2010, the Company outsourced 100% of its fulfillment operations to a third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percent determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2011, the Company reduced cost of revenue by $302 and $1,177, respectively, for these rebates. For the comparable periods of 2010, cost of revenue was reduced by $470 and $1,708, respectively. A receivable of $385 and $541 at September 30, 2011 and December 31, 2010, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Fair Value of Financial Instruments

A three-tier fair value hierarchy has been established by the Financial Accounting Standards Board to prioritize the inputs used in measuring fair value. These tiers are as follows:

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

The fair values of the Company’s cash equivalents and marketable securities are based on quoted prices in active markets for identical assets. The fair values of the Company’s derivative instruments are determined using pricing models that take into account contract terms and certain observable current market information such as the London Inter-Bank Offered Rate (“LIBOR”) interest rates.

The following table summarizes the Company’s financial assets and liabilities measured at fair value at September 30, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$55,255	$55,255	$0

Interest rate swap	$(52)	$0	$(52)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2010:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$5,093	$5,093	$0
U.S. government bond fund	20,843	20,843	0

Total assets	$25,936	$25,936	$0

Interest rate swap	$(44)	$0	$(44)

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Income from continuing operations	$6,068	$9,221	$13,411	$26,800
Income allocated to unvested restricted stock	(225)	(472)	(460)	(1,292)

Income from continuing operations allocated to common shares	5,843	8,749	12,951	25,508
Loss on discontinued operation allocated to common shares	0	(63)	0	(241)

Net income allocated to common shares	$5,843	$8,686	$12,951	$25,267

Weighted average shares outstanding:
Basic	27,092	27,106	26,948	28,835
Effect of dilutive securities	243	399	324	370

Diluted	27,335	27,505	27,272	29,205

Basic income per common share:
Income from continuing operations	$0.22	$0.32	$0.48	$0.89
Loss from discontinued operation	0	0	0	(0.01)

Net income	$0.22	$0.32	$0.48	$0.88

Diluted income per common share:
Income from continuing operations	$0.21	$0.32	$0.47	$0.87
Loss from discontinued operation	0	0	0	0

Net income	$0.21	$0.32	$0.47	$0.87

In the three and nine months ended September 30, 2011, common stock equivalents from stock options and unvested restricted stock representing 979,563 and 610,168 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive. In the comparable periods of 2010, common stock equivalents from stock options and unvested restricted stock representing 180,801 and 164,885 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $1,549 and $13,945 in the nine months ended September 30, 2011 and 2010, respectively. Interest payments in the nine months ended September 30, 2011 and 2010 were $487 and $226, respectively. For the nine months ended September 30, 2011, the Company had non-cash capital additions of $700 of unpaid invoices. For the nine months ended September 30, 2010, the Company had non-cash capital additions of $4,077 for a tenant improvement allowance.

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

On October 2, 2007, the Company executed a credit agreement with a group of lenders that provides for a $200,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $300,000 (the “Credit Facility”). As of September 30, 2011, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.09%.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the LIBOR for the relevant term, plus an applicable margin. The base rate will be the higher of the lenders’ base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to 0.15% per annum unused fee payable quarterly. During the three and nine months ended September 30, 2011, the Company incurred $91 and $299 in interest, respectively, and $76 and $210 in unused line fees, respectively. In the comparable periods of 2010, the Company incurred $21 and $21 in interest payments and $74 and $226 in unused line fees, respectively. Interest payments and unused line fees are classified as interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio, and includes limitations on, among other things, liens, certain acquisitions, consolidations and sales of assets. The Company may declare and pay cash dividends up to specified amounts if certain ratios are maintained and no events of default have occurred. As of September 30, 2011, the Company was in compliance with all covenants contained in the Credit Facility.

At September 30, 2011, the Company had $163 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at September 30, 2011 was $170,000. The Credit Facility can be drawn upon through October 2, 2012, at which time all amounts must be repaid.

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

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements (“Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The Swaps’ estimated fair value was $(52) and $(44) as of September 30, 2011 and December 31, 2010, respectively, and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. There was no cash flow hedge ineffectiveness recorded during the three and nine months ended September 30, 2011.

4.	CAPITAL STOCK

Common Stock

The Company issued 20,001 and 52,593 shares of common stock in the nine months ended September 30, 2011 and 2010, respectively, upon the exercise of stock options and received proceeds of $128 and $119, respectively. During the nine months ended September 30, 2011 and 2010, employees surrendered to the Company 141,918 and 116,461 shares of common stock, respectively, valued at $1,856 and $2,703, respectively for payment of the minimum tax withholding obligations. Also, in the nine months ended September 30, 2011 and 2010, the Company issued 37,648 and 27,409 shares of common stock, respectively, as compensation to members of our Board of Directors and spokespersons. These shares were fully vested at the time of grant. Costs recognized for these stock grants were $466 and $466 for the nine months ended September 30, 2011 and 2010, respectively. The fair value of the common stock issued in 2011 to members of our Board of Directors and spokespersons was $580. During each quarter of 2011 and 2010, the Company paid a dividend of $0.175 per share to all stockholders of record.

On July 28, 2011, the Company announced that its Board of Directors had authorized a new stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during the three or nine months ended September 30, 2011.

Under previously authorized stock repurchase plans, the Company purchased and retired 3,270,429 shares of common stock for an aggregate cost of $74,997 during the nine months ended September 30, 2010.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the options granted, exercised and cancelled during the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	52,833	$12.10
Granted	327,280	14.37
Exercised	(20,001)	6.38
Forfeited	(10,700)	21.97

Outstanding, September 30, 2011	349,412	$14.25	9.34	$145

Exercisable, September 30, 2011	22,132	$12.50	2.45	$145

Expected to vest at September 30, 2011	345,551	$14.25	9.34	$145

The Company recorded compensation expense of $60 in the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2011 in connection with the issuance of stock options. In 2010, the Company did not record any compensation charges for stock option awards as all outstanding awards were fully vested. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2011 was $0 and $144, respectively, and $107 and $957, respectively, for the comparable periods of 2010.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2011	1,310,818	$19.52
Granted	225,685	14.27
Vested	(473,182)	22.74
Forfeited	(225,478)	16.99

Nonvested, September 30, 2011	837,843	$16.97

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2011 and 2010 were primarily performance-based units. The performance-based units will be settled in shares of common stock upon the Company’s achievement of specific performance goals over a specified performance period and the continued employment of the grantee until March 2013. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2011:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2011	56,164	$17.35
Granted	54,999	14.49
Vested	0	0
Forfeited	(23,806)	16.37

Nonvested, September 30, 2011	87,357	$15.82

The Company recorded compensation expense of $1,901 and $6,976, in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011, respectively, and $2,595 and $7,663 for the three and nine months ended September 30, 2010, respectively, in connection with the issuance of the restricted stock and restricted stock units.

As of September 30, 2011, there was $12,378 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized compensation expense will be fully expensed through the third quarter of 2015.

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

On April 27, 2010, counsel for a stockholder sent a letter relating to the same events that formed the bases of the federal putative class action described above. Specifically, the stockholder has demanded, pursuant to Delaware Chancery Court

Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the stockholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the stockholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the stockholder’s demands. In May 2011, the stockholder’s counsel sent a letter to the Company’s counsel demanding to inspect and make copies of certain specified books, records, minutes and other documents of the Company for the purposes set forth in such letter. Without waiving any of its rights to challenge the propriety of such purposes under Delaware law, in early June 2011, the Company delivered to the stockholder’s counsel copies of certain minutes of the Board of Directors and the special committee according to the terms of a confidentiality agreement that the Company and the stockholder had executed. The Company has not received any further correspondence or communications from the stockholder or his counsel since that time.

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011 the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact; (2) the defendants breached their fiduciary duties in connection with the Company’s excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. In 2010, a new pricing and food purchase agreement with a food supplier was executed which requires advance payments to the supplier. As of September 30, 2011 and December 31, 2010, advances were $593 and $15,240, respectively. The Company anticipates it will meet all annual purchase obligations in 2011.

7.	INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 36.7% and 36.5% in the three and nine months ended September 30, 2011, respectively, as compared to 33.7% and 35.9% in the corresponding periods of 2010. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2010, the Company had net operating loss carryforwards of approximately $13,716 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2011. State net operating losses will begin to expire in 2020. The total amount of gross unrecognized tax benefits as of September 30, 2011 and December 31, 2010 was $2,497 and $2,478, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,623 and $1,611 for the same respective periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in “Item 1A—Risk Factors” as disclosed in our Form 10-K filed on March 7, 2011 with the SEC. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved. As used in this document, unless the context otherwise indicates, the terms “we”, “us”, “our”, “the Company”, and “Nutrisystem” mean Nutrisystem, Inc. and its consolidated subsidiaries.

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

Revenue consists primarily of food sales. For both the nine months ended September 30, 2011 and 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Over the past several years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts which in turn began to hamper reactivation revenue during 2010. We are continuing to see a challenging environment in 2011. Our plan for 2011, a year that we expected to be challenging from a revenue standpoint, was to optimize our business model to maximize profitability and cash flow, strengthen our balance sheet, return cash to stockholders, and invest in growth initiatives for 2012 and beyond. We experienced significantly reduced sales below the comparable 2010 period throughout the month of January. Our 2011 diet season launch was ineffective in light of intense competitive activity, bargain-focused consumer behavior and weak promotional offerings. To increase sales effectiveness we re-launched our “Rollback” pricing strategy, which increased sales traction in the months of February and March but had a negative impact on gross margins offset by increased marketing efficiency. Similarly, the second and third quarters of 2011 were hampered by weak promotional offerings and economic concerns. We again reacted with discounted sales promotions thus reducing average selling prices and gross margins partially offset by increased marketing efficiency. Additionally, we incurred severance and other related charges of $2.7 million during the first quarter of 2011, which we expect to be more than offset by reductions in general and administrative expenses throughout the remainder of 2011. We anticipate increased spending on marketing during the fourth quarter of 2011 to support our growth initiatives for 2012.

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction and are continuously redesigning our eCommerce platform and website. Our product offerings have expanded to include fresh-frozen foods, and we entered into the retail channel and introduced the Nutrisystem® D® program during the last several years. Further, we have taken steps to reduce our overall operating costs.

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

During the nine months ended September 30, 2011, we did not make any material change to our critical accounting policies.

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

Interest (Expense) Income, Net. Interest (expense) income, net consists of the net amount of interest income earned on cash and cash equivalents and marketable securities and interest incurred on borrowings under our credit facility.

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

Overview of the Direct Channel

In the nine months ended September 30, 2011 and 2010, the direct channel represented 96% of our revenue. Revenues through the direct channel were $83.0 million and $320.7 million in the three and nine months ended September 30, 2011, respectively, compared to $117.4 million and $404.4 million, respectively, in the comparable periods of 2010. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in 2011 is primarily attributable to a decline in new customers, on-program revenue and reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)

REVENUE	$85,643	$121,189	$(35,546)	(29)%

COSTS AND EXPENSES:
Cost of revenue	41,257	52,654	(11,397)	(22)%
Marketing	20,279	33,349	(13,070)	(39)%
General and administrative	11,502	18,114	(6,612)	(37)%
Depreciation and amortization	2,961	3,133	(172)	(5)%

Total costs and expenses	75,999	107,250	(31,251)	(29)%

Operating income from continuing operations	9,644	13,939	(4,295)	(31)%

OTHER INCOME	0	3	(3)	(100)%

INTEREST EXPENSE, net	(52)	(31)	21	68%

Income from continuing operations before income taxes	9,592	13,911	(4,319)	(31)%

INCOME TAXES	3,524	4,690	(1,166)	(25)%

Income from continuing operations	6,068	9,221	(3,153)	(34)%

LOSS ON DISCONTINUED OPERATION, net	0	(66)	66	100%

Net income	$6,068	$9,155	$(3,087)	(34)%

% of revenue
Gross margin	51.8%	56.6%
Marketing	23.7%	27.5%
General and administrative	13.4%	14.9%
Operating income from continuing operations	11.3%	11.5%

Revenue. Revenue decreased to $85.6 million in the third quarter of 2011 from $121.2 million for the third quarter of 2010. The revenue decline occurred across all of our sales channels due to discounted promotional offerings which led to lower average selling prices, decreased reactivation revenue and fewer customer starts and on-program customers. In the third quarter of 2011 and 2010, the direct channel accounted for 97% of total revenue compared to 3% for QVC.

Costs and Expenses. Cost of revenue decreased to $41.3 million in the third quarter of 2011 from $52.7 million in the third quarter of 2010. Gross margin as a percent of revenue decreased to 51.8% in the third quarter of 2011 from 56.6% for the third quarter of 2010. The decrease in gross margin was primarily attributable to our promotional pricing.

Marketing expense decreased to $20.3 million in the third quarter of 2011 from $33.3 million in the third quarter of 2010. Marketing expense as a percent of revenue decreased to 23.7% in the third quarter of 2011 from 27.5% for the third quarter of 2010. We reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Substantially all marketing spending during the third quarter of 2011 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($13.9 million), public relations and consulting ($517,000), and compensation and benefits ($338,000). These decreases were partially offset by an increase in television production ($1.5 million). In total, media spending was $15.9 million in the third quarter of 2011 and $29.8 million in the third quarter of 2010.

General and administrative expense decreased to $11.5 million in the third quarter of 2011 compared to $18.1 million in the third quarter of 2010. General and administrative expense as a percent of revenue decreased to 13.4% in the third quarter of 2011 from 14.9% for the third quarter of 2010. The decrease in spending is primarily attributable to lower compensation including the reversal of previously accrued bonus expense, benefits and temporary help ($4.2 million), decreased facilities expense ($944,000), decreased non-cash expense for share-based payment arrangements ($634,000) and decreased professional, outside and computer services expenses ($588,000). We implemented a series of measures during the first quarter of 2011 that resulted in reductions in our general and administrative expenses and we expect these reductions to continue throughout the remainder of 2011.

Depreciation and amortization expense decreased to $3.0 million in the third quarter of 2011 compared to $3.1 million in the third quarter of 2010.

Interest Expense, Net. Interest expense, net, was $52,000 in the third quarter of 2011 compared to $31,000 in the third quarter of 2010 due to increased borrowings outstanding under our credit facility during the three months ended September 30, 2011 as compared to the comparable period of 2010.

Income Taxes. In the third quarter of 2011, we recorded an income tax expense of $3.5 million, which reflects a quarterly effective income tax rate of 36.7%. In the comparable period of 2010, we recorded expense of $4.7 million which reflected a quarterly effective income tax rate of 33.7% primarily due to state income tax benefits and permanent items.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)

REVENUE	$334,444	$421,653	$(87,209)	(21)%

COSTS AND EXPENSES:
Cost of revenue	162,711	186,585	(23,874)	(13)%
Marketing	92,833	127,177	(34,344)	(27)%
General and administrative	48,186	57,031	(8,845)	(16)%
Depreciation and amortization	9,186	9,064	122	1%

Total costs and expenses	312,916	379,857	(66,941)	(18)%

Operating income from continuing operations	21,528	41,796	(20,268)	(48)%

OTHER EXPENSE	0	(32)	32	100%

INTEREST (EXPENSE) INCOME, net	(408)	73	(481)	(659)%

Income from continuing operations before income taxes	21,120	41,837	(20,717)	(50)%

INCOME TAXES	7,709	15,037	(7,328)	(49)%

Income from continuing operations	13,411	26,800	(13,389)	(50)%

LOSS ON DISCONTINUED OPERATION, net	0	(253)	253	100%

Net income	$13,411	$26,547	$(13,136)	(49)%

% of revenue
Gross margin	51.3%	55.7%
Marketing	27.8%	30.2%
General and administrative	14.4%	13.5%
Operating income from continuing operations	6.4%	9.9%

Revenue. Revenue decreased to $334.4 million in the nine months ended September 30, 2011 from $421.7 million in the comparable period of 2010. The revenue decline occurred across all of our sales channels due to bargain-focused consumer behavior and the discounted promotional offerings which have led to lower average selling prices and fewer customer starts and on-program customers. In the nine months ended September 30, 2011 and 2010, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue decreased to $162.7 million in the nine months ended September 30, 2011 from $186.6 million in the comparable period of 2010. Gross margin as a percent of revenue decreased to 51.3% in the nine months ended September 30, 2011 from 55.7% for the comparable period of 2010. The decrease in gross margin was primarily attributable to our promotional pricing and the introduction of our frozen foods, which have higher costs, into most of our weight loss programs during the first quarter of 2011.

Marketing expense decreased to $92.8 million in the nine months ended September 30, 2011 from $127.2 million in the comparable period of 2010. Marketing expense as a percent of revenue decreased to 27.8% in the nine months ended September 30, 2011 from 30.2% for the comparable period of 2010. During the beginning of the first quarter of 2011, we experienced significant pressures on response and conversion rates across all sales channels causing a decrease in new customers and directly impacting our marketing efficiency. As a result, we reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Substantially all marketing spending during the nine months ended September 30, 2011 promoted the direct business. The decrease in marketing is primarily attributable to decreased spending for advertising media ($34.0 million) and public relations and consulting ($1.7 million). These decreases were partially offset by increased television production

($1.6 million). In total, media spending was $78.6 million in the nine months ended September 30, 2011 and $112.6 million in the comparable period of 2010.

General and administrative expense decreased to $48.2 million in the nine months ended September 30, 2011 compared to $57.0 million in the comparable period of 2010. The decrease in spending is primarily attributable to lower compensation, benefits and temporary help ($5.1 million), decreased professional and outside computer services ($1.6 million), lower facilities expense ($987,000) and decreased non-cash expense for share-based payment arrangements ($627,000). We implemented a series of measures during the first quarter of 2011 that resulted in reductions in our general and administrative expenses and we expect these reductions to continue throughout the remainder of 2011.

Depreciation and amortization expense increased to $9.2 million in the nine months ended September 30, 2011 compared to $9.1 million in the comparable period of 2010.

Other Expense. Other expense primarily represents the impact of changes in the Canadian dollar during 2010.

Interest (Expense) Income, Net. Interest expense, net, was $408,000 in the nine months ended September 30, 2011 compared to interest income, net, of $73,000 in the comparable period of 2010 due to the borrowings outstanding under our credit facility during 2011.

Income Taxes. In the nine months ended September 30, 2011, we recorded an income tax expense of $7.7 million, which reflects an estimated annual effective income tax rate of 36.5%. In the comparable period of 2010, we recorded income tax expense of $15.0 million, which reflected an estimated annual effective income tax rate of 35.9%.

Contractual Obligations and Commercial Commitments

As of September 30, 2011, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures but at reduced levels from 2010.

During the nine months ended September 30, 2011, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010, as included in our Form 10-K. In addition, we have no off-balance sheet financing arrangements.

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

At September 30, 2011, we had net working capital of $82.5 million, compared to net working capital of $74.0 million at December 31, 2010. Cash and cash equivalents at September 30, 2011 were $72.2 million, an increase of $51.8 million from the balance of $20.4 million at December 31, 2010 as we transferred amounts from marketable securities into money market accounts. There were no amounts invested in marketable securities at September 30, 2011 as compared to $20.8 million at December 31, 2010. Our principal sources of liquidity during this period were cash flow from operations.

We have a $200.0 million unsecured revolving credit facility with a group of lenders, which is committed until October 2, 2012 with an expansion feature, subject to certain conditions, to increase the facility to $300.0 million. We borrowed $30.0 million against this facility during 2010 to utilize our low cost debt capital to retire equity capital which remained outstanding at September 30, 2011. No additional amounts were borrowed during 2011.

In the nine months ended September 30, 2011, we generated a cash flow of $54.5 million from operating activities, a decrease of $29.9 million from 2010. The decrease in cash flow from operations is primarily attributable to lower net income for the nine months ended September 30, 2011 and net changes in operating assets and liabilities primarily driven by inventory balances.

In the nine months ended September 30, 2011, net cash provided by investing activities was $14.3 million primarily from the $20.9 million sale of marketable securities reduced by capital additions of $6.6 million. We are continuing to invest in our ecommerce and web platform and facilities to incorporate new product initiatives.

In the nine months ended September 30, 2011, net cash used in financing activities was $17.0 million primarily for the payment of dividends.

On July 28, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time without prior notice.

Subsequent to September 30, 2011, the Board of Directors declared a quarterly dividend of $0.175 per share payable on November 25, 2011 to stockholders of record as of November 14, 2011. Although the Company intends to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by the Board of Directors following its review of the Company’s financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At September 30, 2011, we had two interest rate swap agreements (the “Swaps”), with notional amounts of $10.0 million each, which mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. At September 30, 2011, we had $30 million of debt outstanding at a weighted average interest rate of 1.09%. A one percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2011 of $72.2 million were maintained in bank and money market accounts. As such, a change in interest rates of one percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2010, counsel for a stockholder sent a letter relating to the same events that formed the bases of the federal putative class action described above. Specifically, the stockholder has demanded, pursuant to Delaware Chancery Court Rule 23.1, that the Board of Directors (1) undertake (or cause to be undertaken) an independent internal investigation into violations of Delaware law committed by Company management during the time periods described above and (2) commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties described above. The Board of Directors appointed a special committee consisting of three independent directors to investigate this demand. The special committee engaged independent legal counsel to assist it in this investigation. In April 2011, the special committee, with the assistance of independent legal counsel, completed its investigation and delivered to the Board of Directors the special committee’s recommendation that the Company refuse the demands made in the stockholder’s letter. At its April 2011 meeting, the Board of Directors, after deliberation and discussion, unanimously determined to accept the special committee’s recommendation as in the best interests of the Company and its stockholders. Promptly thereafter, the special committee’s counsel delivered to the stockholder’s counsel a letter informing counsel of the Board of Directors’ actions and the Company’s decision to refuse the stockholder’s demands. In May 2011, the stockholder’s counsel sent a letter to the Company’s counsel demanding to inspect and make copies of certain specified books, records, minutes and other documents of the Company for the purposes set forth in such letter. Without waiving any of the rights to challenge the propriety of such purposes under Delaware law, in early June 2011, the Company delivered to the stockholder’s counsel copies of certain minutes of the Board of Directors and the special committee according to the terms of a confidentiality agreement that the Company and the stockholder had executed. The Company has not received any further correspondence or communications from the stockholder or his counsel since that time.

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011 the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact; (2) the defendants breached their fiduciary duties in connection with the Company’s excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 – July 31, 2011	—	—	—	$150,000,000

August 1 – August 31, 2011	—	—	—	$150,000,000

September 1 – September 30, 2011	—	—	—	$150,000,000

(1)	On July 28, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time by the Company’s Board of Directors without prior notice.
(2)	For the period from July 1, 2011 through September 30, 2011, employees surrendered 76,836 shares of common stock to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Joseph M. Redling	November 4, 2011
Joseph M. Redling
Chairman, President and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	November 4, 2011
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