Form 10-Q
period 2012-03-31
NUTRI SYSTEM INC /DE/
filed 2012-05-10
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2012:

Common Stock, $.001 par value	28,418,581 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,115	$47,594
Marketable securities	10,061	10,013
Receivables	13,868	11,198
Inventories, net	25,870	31,514
Prepaid income taxes	5,699	3,350
Deferred income taxes	2,108	1,584
Supplier advances	1,901	2,637
Other current assets	6,794	9,011

Total current assets	122,416	116,901

FIXED ASSETS, net	30,074	29,771

OTHER ASSETS	4,992	3,682

Total assets	$157,482	$150,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,659	$32,581
Accrued payroll and related benefits	3,156	679
Deferred revenue	3,487	2,916
Other accrued expenses and current liabilities	5,365	4,486

Total current liabilities	55,667	40,662

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000

NON-CURRENT LIABILITIES	4,704	4,734

Total liabilities	90,371	75,396

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding – 28,390,018 at March 31, 2012 and 28,180,705 at December 31, 2011)	28	28
Additional paid-in capital	11,666	10,091
Retained earnings	55,513	64,931
Accumulated other comprehensive loss	(96)	(92)

Total stockholders’ equity	67,111	74,958

Total liabilities and stockholders’ equity	$157,482	$150,354

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

REVENUE	$128,517	$132,672

COSTS AND EXPENSES:
Cost of revenue	70,529	63,827
Marketing	45,468	49,185
General and administrative	16,514	21,843
Depreciation and amortization	2,836	3,008

Total costs and expenses	135,347	137,863

Operating loss	(6,830)	(5,191)

INTEREST EXPENSE, net	(274)	(287)

Loss before income taxes	(7,104)	(5,478)

INCOME TAX BENEFIT	(2,623)	(2,054)

Net loss	$(4,481)	$(3,424)

BASIC LOSS PER COMMON SHARE	$(0.16)	$(0.12)

DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,321	26,802

Diluted	27,321	26,802

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(4,481)	$(3,424)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustment	0	(5)
Change in unrealized gain on marketable securities	20	0
Loss recognized on sales of marketable securities	0	41
Unrealized loss on interest rate swaps	(26)	(4)
Tax provision (benefit) on above items	2	(13)

Other comprehensive (loss) income	(4)	19

Comprehensive loss	$(4,485)	$(3,405)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2012	28,180,705	$28	$10,091	$64,931	$(92)	$74,958

Net loss	0	0	0	(4,481)	0	(4,481)
Share-based compensation expense, net	204,645	0	1,227	0	0	1,227
Exercise of stock options	4,668	0	9	0	0	9
Equity compensation awards, net	0	0	339	0	0	339
Cash dividends	0	0	0	(4,937)	0	(4,937)
Other comprehensive loss, net of tax	0	0	0	0	(4)	(4)

BALANCE, March 31, 2012	28,390,018	$28	$11,666	$55,513	$(96)	$67,111

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,481)	$(3,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,836	3,008
Loss (gain) on disposal of fixed assets	6	(28)
Share–based compensation expense	1,845	3,369
Deferred income tax (benefit) expense	(904)	287
Realized loss on sales of marketable securities	0	26
Changes in operating assets and liabilities:
Receivables	(2,670)	(3,341)
Inventories, net	5,644	4,281
Supplier advances	(563)	(68)
Other assets	2,256	3,012
Accounts payable	9,854	6,572
Accrued payroll and related benefits	2,477	(1,038)
Deferred revenue	571	325
Income taxes	(1,916)	(2,228)
Other accrued expenses and liabilities	117	2,579

Net cash provided by operating activities	15,072	13,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(28)	(54)
Proceeds from sales of marketable securities	0	20,897
Capital additions	(1,345)	(1,384)
Proceeds from the sale of fixed assets	0	58

Net cash (used in) provided by investing activities	(1,373)	19,517

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	9	128
Taxes related to equity compensation awards, net	(250)	(443)
Payment of dividends	(4,937)	(4,851)

Net cash used in financing activities	(5,178)	(5,166)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,521	27,683
CASH AND CASH EQUIVALENTS, beginning of period	47,594	20,376

CASH AND CASH EQUIVALENTS, end of period	$56,115	$48,059

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

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Cash Equivalents and Marketable Securities

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2012 and December 31, 2011, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

Marketable securities consist of investments in an income fund that principally holds short-term municipal securities of the U.S. with original maturities of greater than three months at the time of purchase. The Company classifies these as available-for-sale securities. The marketable securities were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of related tax effects.

At March 31, 2012, cash, cash equivalents and marketable securities consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$20,918	$0	$0	$20,918
Money market account	35,197	0	0	35,197
Municipal income fund	10,041	20	0	10,061

	$66,156	$20	$0	$66,176

At December 31, 2011, cash, cash equivalents and marketable securities consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,465	$0	$0	$12,465
Money market account	35,129	0	0	35,129
Municipal income fund	10,013	0	0	10,013

	$57,607	$0	$0	$57,607

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,483 and $10,285 at March 31, 2012 and December 31, 2011, respectively.

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

Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Fresh-frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2012 and 2011 was $3,101 and $5,434, respectively. The reserve for estimated returns incurred but not received and processed was $1,314 and $726 at March 31, 2012 and December 31, 2011, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $969 and $1,001 for the three months ended March 31, 2012 and 2011, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 16% and 14% of inventory purchases for the three months ended March 31, 2012 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the three months ended March 31, 2011, these suppliers supplied approximately 19% and 14% of inventory purchases (see Note 6).

For the three months ended March 31, 2012 and 2011, the Company outsourced 100% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2012 and 2011, the Company reduced cost of revenue by $506 and $344, respectively, for these rebates. A receivable of $1,134 and $686 at March 31, 2012 and December 31, 2011, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value at March 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$35,197	$35,197	$0
Municipal income fund	10,061	10,061	0

Total assets	$45,258	$45,258	$0

Interest rate swaps	$(48)	$0	$(48)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$35,129	$35,129	$0
Municipal income fund	10,013	10,013	0

Total assets	$45,142	$45,142	$0

Interest rate swaps	$(22)	$0	$(22)

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2012	2011

Net loss	$(4,481)	$(3,424)
Net loss allocated to unvested restricted stock	0	147

Net loss allocated to common shares	$(4,481)	$(3,277)

Weighted average shares outstanding:
Basic	27,321	26,802
Effect of dilutive securities	0	0

Diluted	27,321	26,802

Basic loss per common share	$(0.16)	$(0.12)

Diluted loss per common share	$(0.16)	$(0.12)

In both the three months ended March 31, 2012 and 2011, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive.

Cash Flow Information

The Company made no payments for income taxes in the three months ended March 31, 2012 and $8 in the three months ended March 31, 2011. Interest payments in the three months ended March 31, 2012 and 2011 were $238 and $126, respectively. For the three months ended March 31, 2012, the Company had non-cash capital additions of $2,298 of unpaid invoices in accounts payable and accrued expenses. For the three months ended March 31, 2011, the Company had non-cash capital additions of $569 of unpaid invoices in accounts payable and accrued expenses.

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

On December 5, 2011, the Company executed an amended and restated credit agreement with a group of lenders that provides for a $100,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $180,000 (the “Credit Facility”). As of March 31, 2012, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.9%.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to LIBOR for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The Credit Facility is also subject to an unused fee payable quarterly. The unused fee is subject to adjustment based on the Company’s consolidated leverage ratio and ranges from 0.25 to 0.45% per year. During the three months ended March 31, 2012 and 2011, the Company incurred $194 and $94 in interest, respectively, and $53 and $64 in an unused line fee, respectively. Interest payments and unused line fees are classified within interest (expense) income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio, a minimum fixed charge ratio and a minimum consolidated earnings before interest, taxes, depreciation and amortization, and includes limitations on, among other things, liens, capital expenditures, certain acquisitions, stock repurchases, consolidations and sales of assets. As of March 31, 2012, the Company was in compliance with all covenants contained in the Credit Facility. The Company is currently working with its lenders to amend the Credit Facility to modify certain of the financial and other covenants to address, among other things, the charges discussed in Note 8.

At March 31, 2012, the Company had $1,042 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at March 31, 2012 was $70,000. The Credit Facility can be drawn upon through December 5, 2016, at which time all amounts must be repaid.

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

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements (the “Swaps”) that mature on August 3, 2012 and September 28, 2012, respectively. Under the Swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The Swaps’ estimated fair value was a liability of $27 and $22 as of March 31, 2012 and December 31, 2011, respectively, and is included in other accrued expenses and current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in other comprehensive (loss) income in the accompanying consolidated balance sheets. In January 2012, the Company entered into a third $10,000 notional value forward-starting interest rate swap with an effective date of October 1, 2012 that matures on October 1, 2014. The Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 0.6825% with settlements occurring monthly. The estimated fair value was a liability of $21 as of March

31, 2012 and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. There was no cash flow hedge ineffectiveness recorded during the three months ended March 31, 2012 or 2011.

4.	CAPITAL STOCK

Common Stock

The Company issued 4,668 and 20,001 shares of common stock upon the exercise of stock options in the three months ended March 31, 2012 and 2011, respectively, and received proceeds of $9 and $128, respectively. During the three months ended March 31, 2012 and 2011, employees surrendered to the Company 39,274 and 22,581 shares of common stock, respectively, valued at $446 and $336, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Also, in the three months ended March 31, 2012 and 2011, the Company issued no shares and 2,972 shares of common stock, respectively, as compensation to board members and spokespersons pursuant to their respective contracts. Costs recognized for these stock grants issued were $224 and $155 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, 58,594 shares of common stock issued to spokespersons remain unvested. Additional expense for these shares will be recognized upon vesting. During both the three months ended March 31, 2012 and 2011, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Company and its Board of Directors authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, limitations under the Credit Facility, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during the three months ended March 31, 2012 or 2011.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock issuable in one or more series upon resolution of the Board of Directors. Unless otherwise required by law, the Board of Directors may, without stockholder approval, issue preferred stock in the future with voting and conversion rights that could adversely affect the voting power of the common stock. The issuance of preferred stock may have the effect of delaying, averting or preventing a change in control of the Company.

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	336,307	$14.43
Granted	124,805	11.23
Exercised	(4,668)	1.91
Forfeited	0	0

Outstanding, March 31, 2012	456,444	$13.68	6.41	$35

Exercisable, March 31, 2012	10,967	$21.39	2.82	$35

Expected to vest at March 31, 2012	446,673	$13.71	6.55	$35

The Company recorded compensation expense of $89 in the accompanying consolidated statements of operations for the three months ended March 31, 2012 for stock option awards. No expense was recorded during the three months ended March 31, 2011 as all outstanding awards were fully vested. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $43 and $144, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	862,858	$16.43
Granted	243,919	11.64
Vested	(117,089)	11.34
Forfeited	0	0

Nonvested, March 31, 2012	989,688	$15.85	$11,114

Additionally, the Company grants restricted stock units. Prior to 2012, the restricted stock units were performance-based units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted which is reflected as performance factor adjustment in the table below. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. In 2012, grants of restricted stock units contained market-based conditions. Market-based awards entitle employees to vest in a number of units determined by the Company’s stock price return as compared to a set of comparator companies over a period and will range from 0% to 200% of the original units granted. The fair value is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service periods using the straight-line method regardless of the outcome of the market conditions, so long as the award holder remains an employee through the requisite service period.

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	1 Year	2 Years	3 Years
Closing stock price on grant date	$11.23	$11.23	$11.23
Performance period starting price	$12.78	$12.78	$12.78
Term of award ( in years)	1	2	3
Volatility	45.91%	50.99%	51.66%
Risk-free interest rate	0.17%	0.30%	0.47%
Expected dividend yield	6.05%	6.05%	6.05%
Fair valve	$6.68	$10.70	$12.34

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	36,316	$17.53
Granted	105,786	9.36
Vested	0	0
Forfeited	0	0

Nonvested, March 31, 2012	142,102	$10.27	$1,596

The Company recorded compensation of $1,532 and $3,214 in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2012, 949,218 shares of restricted stock and 123,194 restricted stock units were expected to vest.

As of March 31, 2012, there was $14,614 of total unrecognized compensation expense related to unvested share-based compensation arrangements including market-based units, which is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2016.

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

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011 the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to the defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and the court has scheduled a settlement conference for May 16, 2012. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, the defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because the plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to the defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied the defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. The parties are currently engaged in discovery. Plaintiff has agreed to participate in the settlement conference that has been scheduled for May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. Certain agreements with frozen food suppliers require advance payments to the supplier. As of March 31, 2012 and December 31, 2011, advances were $3,470 and $2,907, respectively. Included in these amounts are advances to a frozen food supplier whereby the Company has committed to purchase up to $10,000 of product through 2013. A portion of the supplier advances are classified as other assets in the accompanying consolidated balance sheets. The Company anticipates it will meet all annual purchase obligations in 2012.

7.	INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 36.9% and 37.5% in the three months ended March 31, 2012 and 2011, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2011, the Company had net operating loss carryforwards of approximately $12,832 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2012. State net operating loss carryforwards will begin to expire in 2024. The total amount of gross unrecognized tax benefits as of both March 31, 2012 and December 31, 2011 was $1,919. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,247.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

8.	SUBSEQUENT EVENT

On April 4, 2012, the Company entered into a letter agreement with Joseph M. Redling, the Company’s President and Chief Executive Officer. In accordance with this agreement, Mr. Redling’s employment with the Company will cease on September 30, 2012, which is the expiration date of the current term of his employment agreement, or on such earlier date requested by the Company. The Company will record approximately $5,600 in severance, including approximately $3,300 of non-cash expense related to the acceleration of previously awarded related to equity-based awards, during the three months ending June 30, 2012 relating to such cessation of employment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

From time to time, information provided by us, including but not limited to statements in this Quarterly Report on Form 10-Q, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should,” or other similar words or expressions often identify forward-looking statements.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business, of any of our food suppliers;

•	loss, or disruption in the business, of our fulfillment provider;

•	disruptions in the shipping of our food products;

•	health or advertising related claims by consumers;

•	failure to attract or negative publicity with respect to any of our spokespersons;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	general business and economic conditions, particularly the pace, continuation, and possible reversal of the recovery in the worldwide economy;

•	the seasonal nature of our business;

•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

•

uncertainties regarding our ability to recruit and retain a new chief executive officer in connection with the cessation of employment of our current chief executive officer expected to occur during this fiscal year;

•	our inability to recruit and retain other key executive officers; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2011 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Annual Report on Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

Background

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) provides weight management products and services and offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as our Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on 40 years of nutrition research and on the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network. Approximately 80% of our order volumes are processed through the Internet.

Revenue consists primarily of food sales. For the three months ended March 31, 2012, the direct channel accounted for 95% of total revenue compared to 4% for QVC and 1% for other. For the three months ended March 31, 2011, the direct channel accounted for 95% of total revenue compared to 5% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Over the past several years our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts, which in turn began to hamper reactivation revenue. We have been hampered by continued bargain-focused consumer behavior and economic concerns and reacted with discounted sales promotions thus reducing average selling prices and gross margins partially offset by increased marketing efficiency.

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

We started 2012 with fewer customers on our program than at the start of 2011 as the three months ended December 31, 2011 had fewer new customer starts than the comparable period of 2010. In addition to decreased on-program revenue, reactivation revenue also declined during the first quarter of 2012 which offset the impact of the increase in new customer starts. Additionally, gross margins have declined primarily due to the promotional inclusion of our Chef’s Table dinner entrees and protein shakes with new customer starts thus allowing a large number of customers to try these new products. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

In April 2012, we announced that the employment of our President and Chief Executive Officer will cease on September 30, 2012, which is the expiration date of the current term of his employment agreement, or on such earlier date requested by the Company. The Company will record approximately $5.6 million in severance, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards, during the three months ending June 30, 2012 relating to such cessation of employment.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Item 7 and Note 2 of the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended March 31, 2012, we did not make any material change to our critical accounting policies.

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

Interest Expense, Net. Interest expense, net consists of interest expense on our outstanding indebtedness net of interest income earned on cash balances and marketable securities.

Income Tax Benefit. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In both the three months ended March 31, 2012 and 2011, the direct channel represented 95% of our revenue. Revenues through the direct channel were $121.5 million in the three months ended March 31, 2012 compared to $126.6 million in the same period of 2011. Revenue is primarily generated through new customer starts, on-program customers, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in revenue is primarily attributable to declines in on-program and reactivation revenue and discounted promotional offerings. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)

REVENUE	$128,517	$132,672	$(4,155)	(3)%

COSTS AND EXPENSES:
Cost of revenue	70,529	63,827	6,702	11%
Marketing	45,468	49,185	(3,717)	(8)%
General and administrative	16,514	21,843	(5,329)	(24)%
Depreciation and amortization	2,836	3,008	(172)	(6)%

Total costs and expenses	135,347	137,863	(2,516)	(2)%

Operating loss	(6,830)	(5,191)	(1,639)	(32)%

INTEREST EXPENSE, net	(274)	(287)	13	5%

Loss before income taxes	(7,104)	(5,478)	(1,626)	(30)%
INCOME TAX BENEFIT	(2,623)	(2,054)	(569)	(28)%

Net loss	$(4,481)	$(3,424)	$(1,057)	(31)%

% of revenue
Gross margin	45.1%	51.9%
Marketing	35.4%	37.1%
General and administrative	12.8%	16.5%
Operating loss	(5.3)%	(3.9)%

Revenue. Revenue decreased to $128.5 million in the first quarter of 2012 from $132.7 million for the first quarter of 2011. The revenue decline occurred primarily due to decreased reactivation revenue, a smaller number of on-program customers and continued promotional pricing, which offset the impact of the increase in new customers. In the first quarter of 2012, the direct channel accounted for 95% of total revenue compared to 4% for QVC and 1% for other. In the first quarter of 2011, the direct channel accounted for 95% of total revenue compared to 5% for QVC.

Costs and Expenses. Cost of revenue increased to $70.5 million in the first quarter of 2012 from $63.8 million in the first quarter of 2011. Gross margin as a percent of revenue decreased to 45.1% in the first quarter of 2012 from 51.9% for the first quarter of 2011. The decrease in gross margin was primarily attributable to the promotional inclusion of our new Chef’s Table dinner entrees and protein shakes with new customer starts. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

Marketing expense decreased to $45.5 million in the first quarter of 2012 from $49.2 million in the first quarter of 2011. Marketing expense as a percent of revenue decreased to 35.4% in the first quarter of 2012 from 37.1% for the first quarter of 2011. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($3.2 million) and television production ($1.5 million). These decreases were offset by an increase in public relations ($1.4 million). In total, media spending was $40.3 million in the first quarter of 2012 and $43.5 million in the first quarter of 2011.

General and administrative expense decreased to $16.5 million in the first quarter of 2012 compared to $21.8 million in the first quarter of 2011. General and administrative expense as a percent of revenue decreased to 12.8% in the first quarter of 2012 from 16.5% for the first quarter of 2011. The decrease in spending was primarily attributable to lower compensation, benefits and temporary help ($2.2 million) and decreased non-cash expense for share-based payment arrangements ($1.6 million) primarily due to severance and other related charges of $2.7 million incurred during the first quarter of 2011. There were also decreased professional, outside and computer services expenses ($827,000) due to cost cutting initiatives that began in 2011 and remain in effect in 2012.

Depreciation and amortization expense decreased to $2.8 million in the first quarter of 2012 compared to $3.0 million in the first quarter of 2011.

Interest Expense, Net. Interest expense, net was $274,000 in the first quarter of 2012 compared to $287,000 in the first quarter of 2011 due to increased interest income during 2012.

Income Tax Benefit. In the first quarter of 2012, we recorded an income tax benefit of $2.6 million, which reflects an estimated annual effective income tax rate of 36.9%. In the first quarter of 2011, we recorded an income tax benefit of $2.1 million, which reflects an estimated annual effective income tax rate of 37.5%. The decrease in the effective income tax rate was due to decreases in certain executive compensation, for which the deduction is limited. Our estimated annual effective income tax rate will continue to decrease due to the nonrenewal of an executive’s employment agreement in April 2012. This decrease will result from the elimination of the limitation on executive compensation deductions until a successor is found.

Contractual Obligations and Commercial Commitments

As of March 31, 2012, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

During the three months ended March 31, 2012, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011, as included in our Annual Report on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have become more volatile as a result of the recent global economic conditions, which has caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future. As our previous credit agreement was set to expire in 2012, we entered into a $100 million amended and restated credit agreement in December 2011 that extended the commitment period and replaced our previous agreement.

At March 31, 2012, we had net working capital of $66.7 million, compared to net working capital of $76.2 million at December 31, 2011. Cash and cash equivalents at March 31, 2012 were $56.1 million, an increase of $8.5 million from the balance of $47.6 million at December 31, 2011. In addition, we had $10.1 million invested in marketable securities at March 31, 2012 as compared to $10.0 million at December 31, 2011. Our principal sources of liquidity during this period were cash flow from operations.

On December 5, 2011, we executed an amended and restated credit agreement with a group of lenders that provides for a $100.0 million unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $180.0 million ( the “ Credit Facility”). As of March 31, 2012, we had $30.0 million in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.9%.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio, a minimum fixed charge ratio and a minimum consolidated earnings before interest, taxes, depreciation and amortization, and includes limitations on, among other things, liens, capital expenditures, certain acquisitions, stock repurchases, consolidations and sales of assets. As of March 31, 2012, the Company was in compliance with all covenants contained in the Credit Facility. We are currently working with our lenders to amend the Credit Facility to modify certain of the financial and other covenants to address, among other things, the charges discussed in Note 8 of the consolidated financial statements in Item 1.

In the three months ended March 31, 2012, we generated cash flow of $15.1 million from operating activities, an increase of $1.7 million from 2011. The increase in cash flow from operations was primarily attributable to the net changes in operating assets and liabilities.

In the three months ended March 31, 2012, net cash used in investing activities was $1.4 million primarily for capital additions of $1.3 million. We are continuing to invest in our eCommerce and web platform to incorporate new product initiatives.

In the three months ended March 31, 2012, net cash used in financing activities was $5.2 million primarily for the payment of dividends.

Our Board of Directors has authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, limitations under our credit facility, alternative investment opportunities and other market conditions. The stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time without prior notice.

Subsequent to March 31, 2012, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 21, 2012 to stockholders of record as of May 11, 2012. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At March 31, 2012, we had three interest rate swap agreements. Two of the swaps have notional amounts of $10.0 million each and mature on August 3, 2012 and September 28, 2012, respectively. We receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. In January 2012, we entered into a third $10.0 million notional value forward-starting interest rate swap with an effective date of October 1, 2012 that matures on October 1, 2014. We receive interest equivalent to the one-month LIBOR and pay a fixed rate of interest of 0.6825% with settlements occurring monthly. At March 31, 2012, we had $30 million of debt outstanding at a weighted average interest rate of 1.9%. A one percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2012 of $56.1 million were maintained in bank and money market accounts. As such, a change in interest rates of one percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Commencing on October 9, 2007, several putative class action suits were filed in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc. and certain of its officers and directors as defendants and alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The complaints purported to bring claims on behalf of a class of persons who purchased the Company’s common stock between February 14, 2007 and October 3, 2007 or October 4, 2007. The complaints alleged that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities. These actions were consolidated in December 2007 under docket number 07-4215, and a consolidated amended complaint was filed on March 7, 2008 that raised the same claims but alleged a class period of February 14, 2007 through February 19, 2008. The consolidated amended complaint asked the court to (1) certify a class, (2) award compensatory damages, reasonable costs and expenses and (3) grant such other and further relief as the court deemed just and proper. The defendants filed a motion to dismiss on May 6, 2008 that was granted by the Court on August 31, 2009. On September 29, 2009, plaintiff filed a notice of appeal, and on May 19, 2010, upon motion by the plaintiff/appellant, the appeal was dismissed with prejudice without costs to either party. The dismissal is final.

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

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011 the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to the defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and the court has scheduled a settlement conference for May 16, 2012. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5)

award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, the defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because the plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to the defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied the defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. The parties are currently engaged in discovery. Plaintiff has agreed to participate in the settlement conference that has been scheduled for May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We are dependent on our key executive officers for future success. If we lose the services of any of our key executive officers and we are unable to timely retain a qualified replacement, our business could be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. We have not obtained life insurance on any key executive officers. If any key executive officers leave us or are seriously injured and became unable to work, our business could be harmed.

On April 4, 2012, we entered into an agreement with Joseph M. Redling, our current President and Chief Executive Officer and a current director, which provides that Mr. Redling’s employment with the Company will cease on September 30, 2012 or such earlier date as may be requested by the Company. We are conducting a search for a new Chief Executive Officer. We are unable to determine how long it will take us to find a permanent replacement for our Chief Executive Officer with the skills and industry experience that we need. A prolonged search to fill this position could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2012, provided however that 39,274 shares were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Joseph M. Redling	May 10, 2012
Joseph M. Redling
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	May 10, 2012
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document