Form 10-Q
period 2012-06-30
NUTRI SYSTEM INC /DE/
filed 2012-08-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2012:

Common Stock, $.001 par value	28,557,776 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,982	$47,594
Short term investments	18,543	10,013
Receivables	9,372	11,198
Inventories, net	23,158	31,514
Prepaid income taxes	0	3,350
Deferred income taxes	3,975	1,584
Supplier advances	3,509	2,637
Other current assets	5,128	9,011

Total current assets	115,667	116,901

FIXED ASSETS, net	31,064	29,771

OTHER ASSETS	5,194	3,682

Total assets	$151,925	$150,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,991	$32,581
Accrued payroll and related benefits	3,735	679
Income taxes payable	569	0
Deferred revenue	2,283	2,916
Other accrued expenses and current liabilities	5,719	4,486

Total current liabilities	46,297	40,662

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000

NON-CURRENT LIABILITIES	4,717	4,734

Total liabilities	81,014	75,396

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued and outstanding – 28,542,029 at June 30, 2012 and 28,180,705 at December 31, 2011)	28	28
Additional paid-in capital	16,269	10,091
Retained earnings	54,671	64,931
Accumulated other comprehensive loss	(57)	(92)

Total stockholders’ equity	70,911	74,958

Total liabilities and stockholders’ equity	$151,925	$150,354

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE	$124,560	$116,129	$253,077	$248,801

COSTS AND EXPENSES:
Cost of revenue	66,419	57,627	136,948	121,454
Marketing	28,283	23,369	73,751	72,554
General and administrative	20,234	14,841	36,748	36,684
Depreciation and amortization	2,706	3,217	5,542	6,225

Total costs and expenses	117,642	99,054	252,989	236,917

Operating income	6,918	17,075	88	11,884

OTHER EXPENSE	(78)	0	(78)	0

INTEREST EXPENSE, net	(236)	(69)	(510)	(356)

Income (loss) before income taxes	6,604	17,006	(500)	11,528

INCOME TAXES (BENEFIT)	2,489	6,239	(134)	4,185

Net income (loss)	$4,115	$10,767	$(366)	$7,343

BASIC INCOME (LOSS) PER COMMON SHARE	$0.14	$0.39	$(0.01)	$0.26

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.14	$0.38	$(0.01)	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,441	26,973	27,381	26,888

Diluted	27,622	27,296	27,381	27,253

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$4,115	$10,767	$(366)	$7,343

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	78	0	78	(5)
Unrealized (losses) gains on short term investments
Unrealized (losses) gains on short term investments	(17)	0	3	0
Loss recognized on sales of short term investments	0	0	0	41

Unrealized (losses) gains on short term investments, net	(17)	0	3	41
Unrealized loss on interest rate swaps	(43)	(40)	(69)	(44)

Other comprehensive income (loss), before tax	18	(40)	12	(8)
Tax benefit on above items	21	15	23	2

Other comprehensive income (loss), net of tax	39	(25)	35	(6)

Comprehensive income (loss)	$4,154	$10,742	$(331)	$7,337

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2012	28,180,705	$28	$10,091	$64,931	$(92)	$74,958

Net loss	0	0	0	(366)	0	(366)
Share-based compensation expense, net	356,656	0	6,056	0	0	6,056
Exercise of stock options	4,668	0	9	0	0	9
Equity compensation awards, net	0	0	113	0	0	113
Cash dividends	0	0	0	(9,894)	0	(9,894)
Other comprehensive income, net of tax	0	0	0	0	35	35

BALANCE, June 30, 2012	28,542,029	$28	$16,269	$54,671	$(57)	$70,911

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(366)	$7,343
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,542	6,225
Loss (gain) on disposal of fixed assets	6	(17)
Share–based compensation expense	6,574	5,386
Deferred income tax benefit	(3,162)	(87)
Realized loss on sales of marketable securities	0	26
Realized loss on foreign currency translation adjustment	57	0
Changes in operating assets and liabilities:
Receivables	1,826	(67)
Inventories, net	8,356	(548)
Supplier advances	(602)	13,908
Other assets	4,398	5,619
Accounts payable	726	(366)
Accrued payroll and related benefits	3,056	(2,190)
Deferred revenue	(633)	(3,353)
Income taxes	2,859	4,417
Other accrued expenses and liabilities	486	1,611

Net cash provided by operating activities	29,123	37,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(8,527)	(54)
Proceeds from sales of short term investments	0	20,897
Capital additions	(5,496)	(3,099)
Proceeds from the sale of fixed assets	0	58

Net cash (used in) provided by investing activities	(14,023)	17,802

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(200)	0
Exercise of stock options	9	128
Taxes related to equity compensation awards, net	(627)	(1,121)
Payment of dividends	(9,894)	(9,543)

Net cash used in financing activities	(10,712)	(10,536)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,388	45,173
CASH AND CASH EQUIVALENTS, beginning of period	47,594	20,376

CASH AND CASH EQUIVALENTS, end of period	$51,982	$65,549

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network. In May 2012, the Company has also introduced a new in-store retail line, Nutrisystem® Everyday™ products, comprised of nutritionally balanced bars, smoothies and bakery and breakfast items targeted to consumers who aspire to eat healthier.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2012 and December 31, 2011, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

Short term investments consist of investments in municipal securities of the U.S., corporate debt securities and time deposits with original maturities of greater than three months at the time of purchase. The Company classifies these as available-for-sale securities. These investments were reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of related tax effects.

At June 30, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$25,236	$0	$0	$25,236
Money market account	26,746	0	0	26,746
Municipal income fund	10,063	20	0	10,083
Corporate debt securities	1,388	0	10	1,378
Time deposits	7,089	0	7	7,082

	$70,522	$20	$17	$70,525

At December 31, 2011, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,465	$0	$0	$12,465
Money market account	35,129	0	0	35,129
Municipal income fund	10,013	0	0	10,013

	$57,607	$0	$0	$57,607

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,365 and $10,285 at June 30, 2012 and December 31, 2011, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2012 was $3,056 and $6,157, respectively, and $3,274 and $8,708 for the three and six months ended June 30, 2011, respectively. The reserve for estimated returns incurred but not received and processed was $1,296 and $726 at June 30, 2012 and December 31, 2011, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $751 and $1,720 for the three and six months ended June 30, 2012, respectively, and $806 and $1,807 for the three and six months ended June 30, 2011, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 16% and 13% of inventory purchases for the six months ended June 30, 2012 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the six months ended June 30, 2011, these suppliers supplied approximately 15% and 13% of inventory purchases (see Note 6).

For the six months ended June 30, 2012 and 2011, the Company outsourced 100% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2012, the Company reduced cost of revenue by $441 and $947, respectively, for these rebates. For the comparable periods of 2011, cost of revenue was reduced by $531 and $875, respectively. A receivable of $1,513 and $686 at June 30, 2012 and December 31, 2011, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value at June 30, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$26,746	$26,746	$0
Municipal income fund	10,083	10,083	0
Corporate debt securities	1,378	0	1,378
Time deposits	7,082	0	7,082

Total assets	$45,289	$36,829	$8,460

Interest rate swaps	$(91)	$0	$(91)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$35,129	$35,129	$0
Municipal income fund	10,013	10,013	0

Total assets	$45,142	$45,142	$0

Interest rate swaps	$(22)	$0	$(22)

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$4,115	$10,767	$(366)	$7,343
Net income allocated to unvested restricted stock	(144)	(382)	0	(235)

Net income (loss) allocated to common shares	$3,971	$10,385	$(366)	$7,108

Weighted average shares outstanding:
Basic	27,441	26,973	27,381	26,888
Effect of dilutive securities	181	323	0	365

Diluted	27,622	27,296	27,381	27,253

Basic income (loss) per common share	$0.14	$0.39	$(0.01)	$0.26

Diluted income (loss) per common share	$0.14	$0.38	$(0.01)	$0.26

In the three months ended June 30, 2012, common stock equivalents representing 746,751 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the six months ended June 30, 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive. In the comparable periods of 2011, common stock equivalents representing 442,448 and 425,470 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made no payments for income taxes in the six months ended June 30, 2012 and $49 in the six months ended June 30, 2011. Interest payments in the six months ended June 30, 2012 and 2011 were $469 and $313, respectively. For the six months ended June 30, 2012, the Company had non-cash capital additions of $1,843 of unpaid invoices in accounts payable and accrued expenses. For the six months ended June 30, 2011, the Company had non-cash capital additions of $218 of unpaid invoices in accounts payable and accrued expenses.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company has added separate consolidated statements of comprehensive income (loss) to the accompanying financial statements.

3.	CREDIT FACILITY AND INTEREST RATE SWAPS

On December 5, 2011, the Company executed an amended and restated credit agreement with a group of lenders that provides for a $100,000 unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $180,000 (the “Credit Facility”). As of June 30, 2012, the Company had $30,000 in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.9%.

The Credit Facility provides for interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to LIBOR for the relevant term, plus an applicable margin. The base rate will be the higher of the lender’s base rate or one-

half of one percent above the Federal Funds Rate. The Credit Facility is also subject to an unused fee payable quarterly. The unused fee is subject to adjustment based on the Company’s consolidated leverage ratio and ranges from 0.25% to 0.45% per year. During the three and six months ended June 30, 2012, the Company incurred $129 and $323 in interest, respectively, and $53 and $106 in an unused line fee, respectively. In the comparable periods of 2011, the Company incurred $114 and $208 in interest, respectively, and $70 and $134 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio, a minimum fixed charge ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization and minimum cash requirements, and includes limitations on, among other things, liens, capital expenditures, certain acquisitions, stock repurchases, consolidations and sales of assets. As of June 30, 2012, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2012, the Company had $1,193 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility. The amount of unused Credit Facility at June 30, 2012 was $70,000. The Credit Facility can be drawn upon through December 5, 2016, at which time all amounts must be repaid.

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

In November 2010, the Company entered into two separate $10,000 notional value floating to fixed interest rate swap agreements that mature on August 3, 2012 and September 28, 2012, respectively. Under these swaps, the Company receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 0.75%, with settlements occurring quarterly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The swaps’ estimated fair value was a liability of $15 and $22 as of June 30, 2012 and December 31, 2011, respectively, and is included in other accrued expenses and current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. In January and June 2012, respectively, the Company entered into a third and fourth $10,000 notional value forward-starting interest rate swap. Both of these swaps have effective dates of October 1, 2012 and mature on October 1, 2014. Under these swaps, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 0.6825% and 0.535%, respectively, with settlements occurring monthly. The estimated fair value for these two swaps was a liability of $76 as of June 30, 2012, and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. There was no cash flow hedge ineffectiveness recorded during the three and six months ended June 30, 2012 or 2011.

4.	CAPITAL STOCK

Common Stock

The Company issued 4,668 and 20,001 shares of common stock upon the exercise of stock options in the six months ended June 30, 2012 and 2011, respectively, and received proceeds of $9 and $128, respectively. During the six months ended June 30, 2012 and 2011, employees surrendered to the Company 66,205 and 65,082 shares of common stock, respectively, valued at $745 and $938, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Also, in the six months ended June 30, 2012 and 2011, the Company issued 42,882 and 37,648 shares of common stock, respectively, as compensation to board members and third-party marketing vendors pursuant to their respective contracts. Costs recognized for these stock grants issued were $359 and $311 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, 51,269 shares of common stock issued to third-party marketing vendors remain unvested. Additional expense for these shares will be recognized upon vesting. During each of the three and six months ended June 30, 2012 and 2011, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Company and its Board of Directors authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, limitations under the Credit Facility, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during the six months ended June 30, 2012 or 2011.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	336,307	$14.43
Granted	124,805	11.23
Exercised	(4,668)	1.91
Forfeited	0	0

Outstanding, June 30, 2012	456,444	$13.68	6.16	$77

Exercisable, June 30, 2012	10,967	$21.39	2.57	$36

Expected to vest at June 30, 2012	446,673	$13.71	6.16	$75

The Company recorded compensation expense of $979 and $1,068 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012, respectively, for stock option awards. No expense was recorded during the three and six months ended June 30, 2011 as all outstanding awards were fully vested. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2012 was $0 and $43, respectively, and $0 and $144, respectively, for the comparable periods of 2011.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	862,858	$16.43
Granted	390,617	11.38
Vested	(198,982)	12.70
Forfeited	(10,638)	16.12

Nonvested, June 30, 2012	1,043,855	$15.25	$12,067

Additionally, the Company grants restricted stock units. Prior to 2012, the restricted stock units were performance-based units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted which is reflected as performance factor adjustment in the table below. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense is amortized ratably over the vesting period. In 2012, grants of restricted stock units contained market-based conditions. Market-based awards entitle employees to vest in a number of units determined by the Company’s stock price return as compared to a set of comparator companies over a period and will range from 0% to 200% of the original units granted. The fair value is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service periods using the straight-line method regardless of the outcome of the market conditions so long as the award holder remains an employee through the requisite service period.

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	1 Year	2 Years	3 Years
Closing stock price on grant date	$11.23	$11.23	$11.23
Performance period starting price	$12.78	$12.78	$12.78
Term of award (in years)	1	2	3
Volatility	45.91%	50.99%	51.66%
Risk-free interest rate	0.17%	0.30%	0.47%
Expected dividend yield	6.05%	6.05%	6.05%
Fair value	$6.68	$10.70	$12.34

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	36,316	$17.53
Granted	105,786	9.36
Vested	0	0
Forfeited	0	0

Nonvested, June 30, 2012	142,102	$11.45	$1,643

The Company recorded compensation of $3,615 and $5,147 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012, respectively, and $1,861 and $5,075, respectively, for the comparable periods of 2011 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2012, 998,593 shares of restricted stock and 129,582 restricted stock units were expected to vest.

As of June 30, 2012, there was $11,357 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.6 years. The total unrecognized compensation expense will be fully expensed through the second quarter of 2016.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to the defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. While the Company continues to believe that the claims are without merit, it has reached an agreement-in-principle to settle the claims. Final resolution of the action is subject to the execution of a definitive settlement agreement and court approval.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, the defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because the plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to the defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied the defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. While the Company continues to believe that the claims are without merit, it has reached an agreement-in-principle to settle such claims together with the claims set forth in the preceding paragraph. Final resolution of the action is subject to the execution of a definitive settlement agreement and court approval.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. Certain agreements with frozen food suppliers require advance payments to the supplier. As of June 30, 2012 and December 31, 2011, advances were $3,509 and $2,907, respectively. Included in these amounts are advances to a frozen food supplier whereby the Company has committed to purchase up to $10,000 of product through 2013. A portion of the supplier advances as of December 31, 2011 was classified as other assets in the accompanying consolidated balance sheets. The Company anticipates it will meet all annual purchase obligations in 2012.

7.	INCOME TAXES

The Company recorded income taxes at an estimated annual effective income tax rate applied to income before income taxes of 37.7% and 26.8% in the three and six months ended June 30, 2012, respectively, as compared to 36.7% and 36.3% in the comparable periods of 2011. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2011, the Company had net operating loss carryforwards of approximately $12,832 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2012. State net operating loss carryforwards will begin to expire in 2024. The total amount of gross unrecognized tax benefits as of both June 30, 2012 and December 31, 2011 was $1,919. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,247.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business, of any of our food suppliers;

•	loss, or disruption in the business, of our fulfillment provider;

•	disruptions in the shipping of our food products;

•	health or advertising related claims by consumers;

•	failure to attract or negative publicity with respect to any of our third-party marketing vendors;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	general business and economic conditions, particularly the pace, continuation, and possible reversal of the recovery in the worldwide economy;

•	the seasonal nature of our business;

•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

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

Background

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) provides weight management products and services and offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as our Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on 40 years of nutrition research and on the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network. Approximately 80% of our order volumes are processed through the Internet.

Revenue consists primarily of food sales. For the six months ended June 30, 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other. For the six months ended June 30, 2011, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

In December 2011, we launched SUCCESS, our most comprehensive program to date and teamed with new celebrities for new national ad campaigns. The SUCCESS program is designed to help take the weight off and keep it off through frequent, portion-controlled, balanced nutrition and low Glycemic Index eating. It offers our largest ever assortment of signature fresh-frozen meals including new artisanal Chef’s Table™ dinner entrees, developed by Nutrisystem’s Celebrity Chef Culinary Council using revolutionary advanced steamer technology; new chocolate, vanilla, strawberry and coffee advanced protein shakes; the introduction of a personalized “My Daily 3®” physical activity program; and increased personalization and flexibility through transition and maintenance plans that help consumers manage their weight on their own.

We started 2012 with fewer customers on our program than at the start of 2011 as the three months ended December 31, 2011 had fewer new customer starts than the comparable period of 2010. New customer starts during the six months ended June 30, 2012 increased as compared to the comparable period in 2011 which led to increased on-program revenue which offset declines in reactivation revenue. Additionally, in May 2012, a new in-store retail line, Nutrisystem® Everyday™ products, comprised of nutritionally balanced bars, smoothies and bakery and breakfast items was introduced and targeted to consumers who aspire to eat healthier. This introduction had a minimal impact on revenue. Gross margins have declined during the six months ended June 30, 2012 as compared to the comparable period in 2011 primarily due to the promotional inclusion of our Chef’s Table dinner entrees and protein shakes with new customer starts, thus allowing a large number of customers to try these new products. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins. We have experienced improving gross margins since April 2012 and expect continued improvement throughout the remainder of the year with the introduction of our new rate card that offers customers different options and value at various price points.

In April 2012, we announced that the employment of our President and Chief Executive Officer will cease on September 30, 2012, which is the expiration date of the current term of his employment agreement, or on such earlier date requested by the Company. During the six months ended June 30, 2012, the Company recorded approximately $5.6 million in severance, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards, relating to such cessation of employment.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Taxes (Benefit). We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the six months ended June 30, 2012 and 2011, the direct channel represented 95% and 96%, respectively, of our revenue. Revenues through the direct channel were $118.8 million and $240.3 million in the three and six months ended June 30, 2012 compared to $111.1 million and $237.7 million in the comparable periods of 2011. Revenue is primarily generated through new customer starts, on-program customers, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The increase in revenue is primarily attributable to increases in new customers and on-program and reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)

REVENUE	$124,560	$116,129	$8,431	7%

COSTS AND EXPENSES:
Cost of revenue	66,419	57,627	8,792	15%
Marketing	28,283	23,369	4,914	21%
General and administrative	20,234	14,841	5,393	36%
Depreciation and amortization	2,706	3,217	(511)	(16)%

Total costs and expenses	117,642	99,054	18,588	19%

Operating income	6,918	17,075	(10,157)	(59)%

OTHER EXPENSE	(78)	0	(78)	(100)%

INTEREST EXPENSE, net	(236)	(69)	(167)	(242)%

Income before income taxes	6,604	17,006	(10,402)	(61)%
INCOME TAXES	2,489	6,239	(3,750)	(60)%

Net income	$4,115	$10,767	$(6,652)	(62)%

% of revenue
Gross margin	46.7%	50.4%
Marketing	22.7. %	20.1%
General and administrative	16.2%	12.8%
Operating income	5.6%	14.7%

Revenue. Revenue increased to $124.6 million in the second quarter of 2012 from $116.1 million for the second quarter of 2011. The revenue increase occurred primarily due to increased new customers, increased reactivation and on-program revenue. In the second quarter of 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other. In the second quarter of 2011, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue increased to $66.4 million in the second quarter of 2012 from $57.6 million in the second quarter of 2011. Gross margin as a percent of revenue decreased to 46.7% in the second quarter of 2012 from 50.4% for the second quarter of 2011. The decrease in gross margin was primarily attributable to continued price promotions and the promotional inclusion of our protein shakes with customer starts. The sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also negatively impacted gross margins.

Marketing expense increased to $28.3 million in the second quarter of 2012 from $23.4 million in the second quarter of 2011. Marketing expense as a percent of revenue increased to 22.7% in the second quarter of 2012 from 20.1% for the second quarter of 2011. Substantially all marketing spending promoted the direct business and reflected our aggressive spending to drive customer demand in April 2012 and build a customer base for the remainder of the year. The increase in marketing expense was primarily attributable to increased spending for advertising media ($3.7 million), as well as increased spending for public relations ($600,000) and television production ($457,000). In total, media spending was $22.9 million in the second quarter of 2012 and $19.2 million in the second quarter of 2011.

General and administrative expense increased to $20.2 million in the second quarter of 2012, which includes $6.6 million of severance and related charges, compared to $14.8 million in the second quarter of 2011. General and administrative expense as a percent of revenue increased to 16.2% in the second quarter of 2012 from 12.8% for the second quarter of 2011. The increase was primarily attributable to increased compensation, benefits and temporary help ($920,000) as well as increased non-cash expense for share-based payment arrangements ($2.2 million) and recruiting costs ($458,000) primarily relating to Mr. Redling’s cessation of employment. There were also increased professional, outside and computer services expenses ($1.1 million) primarily due to increased legal fees.

The Company has entered into a supply agreement with a frozen food supplier and, in connection therewith, has made certain advance payments to the supplier. As of June 30, 2012 and December 31, 2011, advances were $2.9 million and $2.3 million, respectively. The Company has been notified that this supplier is in default with its bank lender and is in the process of negotiating a work out plan and exploring other strategic alternatives. If this supplier is unsuccessful in negotiating a work out plan or consummating a strategic alternative, its bank lender may take a number of actions, including foreclosing on the assets of this supplier, which may adversely impact our ability to receive repayment of our advance payments to this supplier.

Depreciation and amortization expense decreased to $2.7 million in the second quarter of 2012 compared to $3.2 million in the second quarter of 2011 due to the normal retirement of certain assets in 2011.

Interest Expense, Net. Interest expense, net was $236,000 in the second quarter of 2012 compared to $69,000 in the second quarter of 2011 due to increased rates and unused line fees.

Income Taxes. In the second quarter of 2012, we recorded an income tax expense of $2.5 million, which reflects an estimated effective income tax rate of 37.7%. In the second quarter of 2011, we recorded an income tax expense of $6.2 million, which reflects an estimated effective income tax rate of 36.7%. The increase in the effective income tax rate was due to decreased food donations by the Company.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)

REVENUE	$253,077	$248,801	$4,276	2%

COSTS AND EXPENSES:
Cost of revenue	136,948	121,454	15,494	13%
Marketing	73,751	72,554	1,197	2%
General and administrative	36,748	36,684	64	0%
Depreciation and amortization	5,542	6,225	(683)	(11)%

Total costs and expenses	252,989	236,917	16,072	7%

Operating income	88	11,884	(11,796)	(99)%

OTHER EXPENSE	(78)	0	(78)	(100)%

INTEREST EXPENSE, net	(510)	(356)	(154)	(43)%

(Loss) income before income taxes	(500)	11,528	(12,028)	(104)%
INCOME TAX (BENEFIT) EXPENSE	(134)	4,185	(4,319)	(103)%

Net (loss) income	$(366)	$7,343	$(7,709)	(105)%

% of revenue
Gross margin	45.9%	51.2%
Marketing	29.1%	29.2%
General and administrative	14.5%	14.7%
Operating income	0.0%	4.8%

Revenue. Revenue increased to $253.1 million in the six months ended June 30, 2012 from $248.8 million in the comparable period of 2011. The revenue increase occurred primarily due to increased new customers and increased on-program revenue, which offset decreases in average selling prices. In the six months ended June 30, 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other. In the six months ended June 30, 2011, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue increased to $136.9 million in the six months ended June 30, 2012 from $121.5 million in the comparable period of 2011. Gross margin as a percent of revenue decreased to 45.9% in the six months ended June 30, 2012 from 51.2% for the comparable period of 2011. The decrease in gross margin was primarily attributable to the promotional inclusion of our new Chef’s Table dinner entrees and protein shakes with customer starts. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

Marketing expense increased to $73.8 million in the six months ended June 30, 2012 from $72.6 million in the comparable period of 2011. Marketing expense as a percent of revenue decreased to 29.1% in the six months ended June 30, 2012 from 29.2% for the comparable period of 2011. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($525,000) and public relations ($2.0 million). These increases were partially offset by decreases in marketing consulting ($334,000) and television production ($1.1 million). In total, media spending was $63.2 million in the six months ended June 30, 2012 and $62.7 million in the six months ended June 30, 2011.

General and administrative expense was $36.7 million in both the six months ended June 30, 2012 and June 30, 2011. Included in general and administrative expense for the six months ended June 30, 2012 was $6.9 million of severance and related charges. General and administrative expense as a percent of revenue decreased to 14.5% in the six months ended June 30, 2012 from 14.7% for the second quarter of 2011. Spending remained constant year over year due to lower compensation, benefits and temporary help ($1.3 million) offset by increased recruiting costs ($506,000) and non-cash expense for share-based payment arrangements ($480,000). There were also increased professional, outside and computer services expenses ($306,000) primarily due to increased legal fees which partially offset reductions in outside consulting expenses.

The Company has entered into a supply agreement with a frozen food supplier and, in connection therewith, has made certain advance payments to the supplier. As of June 30, 2012 and December 31, 2011, advances were $2.9 million and $2.3 million, respectively. The Company has been notified that this supplier is in default with its bank lender and is in the process of negotiating a work out plan and exploring other strategic alternatives. If this supplier is unsuccessful in negotiating a work out plan or consummating a strategic alternative, its bank lender may take a number of actions, including foreclosing on the assets of this supplier, which may adversely impact our ability to receive repayment of our advance payments to this supplier.

Depreciation and amortization expense decreased to $5.5 million in the six months ended June 30, 2012 compared to $6.2 million in the six months ended June 30, 2011 due to the normal retirement of certain assets during 2011.

Interest Expense, Net. Interest expense, net was $510,000 in the six months ended June 30, 2012 compared to $356,000 in the comparable period of 2011 due to increased rates and unused line fees.

Income Tax (Benefit) Expense. In the six months ended June 30, 2012, we recorded an income tax benefit of $134,000, which reflects an estimated annual effective income tax rate of 26.8%. In the comparable period of 2011, we recorded an income tax expense of $4.2 million, which reflects an estimated annual effective income tax rate of 36.3%. Our estimated annual effective income tax rate decreased due to the nonrenewal of an executive’s employment agreement in April 2012. This decrease resulted from the elimination of the limitation on executive compensation deductions until a successor is found.

Contractual Obligations and Commercial Commitments

As of June 30, 2012, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

During the six months ended June 30, 2012, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011, as included in our Annual Report on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have become more volatile as a result of the recent global economic conditions, which have caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future. As our previous credit agreement was set to expire in 2012, we entered into a $100 million amended and restated credit agreement in December 2011 that extended the commitment period and replaced our previous agreement.

At June 30, 2012, we had net working capital of $69.4 million, compared to net working capital of $76.2 million at December 31, 2011. Cash and cash equivalents at June 30, 2012 were $52.0 million, an increase of $4.4 million from the balance of $47.6 million at December 31, 2011. In addition, we had $18.5 million of short term investments at June 30, 2012 as compared to $10.0 million at December 31, 2011. Our principal source of liquidity during this period was cash flow from operations.

On December 5, 2011, we executed an amended and restated credit agreement with a group of lenders that provides for a $100.0 million unsecured revolving credit facility with an expansion feature, subject to certain conditions, to increase the facility to $180.0 million (the “Credit Facility”). As of June 30, 2012, we had $30.0 million in borrowings outstanding under the Credit Facility at a weighted average interest rate of 1.9%.

The Credit Facility contains financial and other covenants, including a maximum leverage ratio, a minimum fixed charge ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization and a minimum cash requirement and includes limitations on, among other things, liens, capital expenditures, certain acquisitions, stock repurchases, consolidations and sales of assets. As of June 30, 2012, the Company was in compliance with all covenants contained in the Credit Facility.

In the six months ended June 30, 2012, we generated cash flow of $29.1 million from operating activities, a decrease of $8.8 million from 2011. The decrease in cash flow from operations was primarily attributable to the net loss incurred during the six months ended June 30, 2012 and changes in operating assets and liabilities.

In the six months ended June 30, 2012, net cash used in investing activities was $14.0 million for purchases of marketable securities and capital additions. We are continuing to invest in our eCommerce and web platform to incorporate new product initiatives.

In the six months ended June 30, 2012, net cash used in financing activities was $10.7 million primarily for the payment of dividends.

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

Subsequent to June 30, 2012, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 16, 2012 to stockholders of record as of August 6, 2012. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. At June 30, 2012, we had four interest rate swap agreements. Two of the swaps have notional amounts of $10.0 million each and mature on August 3, 2012 and September 28, 2012, respectively. We receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 0.75% with settlements occurring quarterly. In January and June 2012, respectively, we entered into a third and fourth $10.0 million notional value forward-starting interest rate swap. Both of these swaps have effective dates of October 1, 2012 and mature on October 1, 2014. We receive interest equivalent to the one-month LIBOR and pay a fixed rate of interest of 0.6825% and 0.535%, respectively, with settlements occurring monthly. At June 30, 2012, we had $30 million of debt outstanding at a weighted average interest rate of 1.9%. A one percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2012 of $52.0 million were maintained in bank and money market accounts. As such, a change in interest rates of one percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing the defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, the defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to the defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that the defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. While the Company continues to believe that the claims are without merit, it has reached an agreement-in-principle to settle the claims. Final resolution of the action is subject to the execution of a definitive settlement agreement and court approval.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) the defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) the defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against the defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, the defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because the plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to the defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied the defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. While the Company continues to believe that the claims are without merit, it has reached an agreement-in-principle to settle such claims together with the claims set forth in the preceding paragraph. Final resolution of the action is subject to the execution of a definitive settlement agreement and court approval.

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

On April 4, 2012, we entered into an agreement with Joseph M. Redling, our current President and Chief Executive Officer and a current director, which provided that Mr. Redling’s employment with the Company will cease on September 30, 2012 or such earlier date as may be requested by the Company. We are conducting a search for a new Chief Executive Officer. We are unable to determine how long it will take us to find a permanent replacement for our Chief Executive Officer with the skills and industry experience that we need. A prolonged search to fill this position could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2012, provided however that 26,931 shares were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Joseph M. Redling	August 6, 2012
Joseph M. Redling
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	August 6, 2012
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document