Form 10-Q
period 2012-09-30
NUTRI SYSTEM INC /DE/
filed 2012-11-09
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2012:

Common Stock, $.001 par value	28,538,917 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,674	$47,594
Short term investments	20,135	10,013
Receivables	4,977	11,198
Inventories, net	16,708	31,514
Prepaid income taxes	430	3,350
Deferred income taxes	3,609	1,584
Supplier advances	1,308	2,637
Other current assets	5,630	9,011

Total current assets	101,471	116,901

FIXED ASSETS, net	29,515	29,771

OTHER ASSETS	5,082	3,682

Total assets	$136,068	$150,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,297	$32,581
Accrued payroll and related benefits	3,606	679
Deferred revenue	2,286	2,916
Other accrued expenses and current liabilities	5,394	4,486

Total current liabilities	32,583	40,662

BORROWINGS UNDER CREDIT FACILITY	30,000	30,000

NON-CURRENT LIABILITIES	4,017	4,734

Total liabilities	66,600	75,396

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,553,225 at September 30, 2012 and 28,180,705 at December 31, 2011)	28	28
Additional paid-in capital	17,302	10,091
Treasury stock, at cost, 7,691 shares at September 30, 2012 and 0 shares at December 31, 2011	(83)	0
Retained earnings	52,273	64,931
Accumulated other comprehensive loss	(52)	(92)

Total stockholders’ equity	69,468	74,958

Total liabilities and stockholders’ equity	$136,068	$150,354

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE	$81,276	$85,643	$334,353	$334,444

COSTS AND EXPENSES:
Cost of revenue	43,835	41,257	180,783	162,711
Marketing	18,176	20,279	91,927	92,833
General and administrative	14,772	11,502	51,520	48,186
Depreciation and amortization	2,570	2,961	8,112	9,186

Total costs and expenses	79,353	75,999	332,342	312,916

Operating income	1,923	9,644	2,011	21,528
OTHER EXPENSE	0	0	(78)	0
INTEREST EXPENSE, net	(244)	(52)	(754)	(408)

Income before income taxes	1,679	9,592	1,179	21,120
INCOME TAX (BENEFIT) EXPENSE	(911)	3,524	(1,045)	7,709

Net income	$2,590	$6,068	$2,224	$13,411

BASIC INCOME PER COMMON SHARE	$0.09	$0.22	$0.07	$0.48

DILUTED INCOME PER COMMON SHARE	$0.09	$0.21	$0.07	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,562	27,092	27,442	26,948
Diluted	27,801	27,335	27,642	27,272

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$2,590	$6,068	$2,224	$13,411

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	0	0	78	(5)
Short term investments:
Unrealized gains on short term investments	55	0	58	0
Loss recognized on sales of short term investments	0	0	0	41

Short term investments, net	55	0	58	41
Unrealized (losses) gains on interest rate swaps	(46)	35	(115)	(9)

Other comprehensive income, before tax	9	35	21	27
Tax (provision) benefit on above items	(4)	(13)	19	(11)

Other comprehensive income	5	22	40	16

Comprehensive income	$2,595	$6,090	$2,264	$13,427

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Outstanding Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2012	28,180,705	$28	$10,091	$0	$64,931	$(92)	$74,958

Net income	0	0	0	0	2,224	0	2,224
Share-based compensation expense, net	365,752	0	7,341	0	0	0	7,341
Exercise of stock options	6,768	0	10	0	0	0	10
Equity compensation awards, net	0	0	(140)	0	0	0	(140)
Cash dividends	0	0	0	0	(14,882)	0	(14,882)
Purchases of common stock	(7,691)	0	0	(83)	0	0	(83)
Other comprehensive income, net of tax	0	0	0	0	0	40	40

BALANCE, September 30, 2012	28,545,534	$28	$17,302	$(83)	$52,273	$(52)	$69,468

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,224	$13,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,112	9,186
Loss (gain) on disposal of fixed assets	6	(17)
Share–based compensation expense	8,181	7,502
Deferred income tax benefit	(4,229)	(364)
Realized loss on sales of marketable securities	0	26
Realized loss on foreign currency translation adjustment	57	0
Changes in operating assets and liabilities:
Accrued interest	(11)	0
Receivables	6,221	2,866
Inventories, net	14,806	3,643
Supplier advances	1,599	14,647
Other assets	3,608	6,971
Accounts payable	(11,052)	(6,496)
Accrued payroll and related benefits	2,927	(2,847)
Deferred revenue	(630)	(3,314)
Income taxes	3,063	7,296
Other accrued expenses and liabilities	288	1,966

Net cash provided by operating activities	35,170	54,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(10,298)	(54)
Proceeds from sales of short term investments	245	20,897
Capital additions	(8,306)	(6,570)
Proceeds from the sale of fixed assets	0	58

Net cash (used in) provided by investing activities	(18,359)	14,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	10	128
Taxes related to equity compensation awards, net	(859)	(2,692)
Payment of dividends	(14,882)	(14,404)

Net cash used in financing activities	(15,731)	(16,968)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,080	51,839
CASH AND CASH EQUIVALENTS, beginning of period	47,594	20,376

CASH AND CASH EQUIVALENTS, end of period	$48,674	$72,215

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem programs are based on 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, and through QVC, a television shopping network. In May 2012, the Company introduced a new in-store retail line, Nutrisystem® Everyday™ products, comprised of nutritionally balanced bars, smoothies and bakery and breakfast items targeted to consumers who aspire to eat healthier.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2012 and December 31, 2011, demand accounts and money market accounts comprised all of the Company’s cash equivalents.

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

At September 30, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,429	$0	$0	$23,429
Money market account	25,245	0	0	25,245
Municipal income fund	10,080	42	0	10,122
Corporate debt securities	1,703	17	(10)	1,710
Time deposits	8,294	11	(2)	8,303

	$68,751	$70	$(12)	$68,809

At December 31, 2011, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,465	$0	$0	$12,465
Money market account	35,129	0	0	35,129
Municipal income fund	10,013	0	0	10,013

	$57,607	$0	$0	$57,607

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,964 and $10,285 at September 30, 2012 and December 31, 2011, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid program cards and unshipped frozen foods. When a customer orders the Nutrisystem® Select® program, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the fresh-frozen foods and is generally delivered within a week of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling price of both units.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2012 was $2,511 and $8,668, respectively, and $2,593 and $11,301 for the three and nine months ended September 30, 2011, respectively. The reserve for estimated returns incurred but not received and processed was $957 and $726 at September 30, 2012 and December 31, 2011, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges were $355 and $2,075 for the three and nine months ended September 30, 2012, respectively, and $691 and $2,498 for the three and nine months ended September 30, 2011, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 16% and 13% of inventory purchases for both the nine months ended September 30, 2012 and 2011 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases (see Note 6).

For the nine months ended September 30, 2012 and 2011, the Company outsourced 100% of its fulfillment operations to a third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2012, the Company reduced cost of revenue by $310 and $1,257, respectively, for these rebates. For the comparable periods of 2011, cost of revenue was reduced by $302 and $1,177, respectively. A receivable of $339 and $686 at September 30, 2012 and December 31, 2011, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The fair values of the Company’s Level 2 instruments are based on quoted prices in less active markets. The fair values of the Company’s derivative instruments are determined using pricing models that take into account contract terms and certain observable current market information such as London Inter-Bank Offered Rate (“LIBOR”) interest rates. The Company had no Level 3 instruments at September 30, 2012 and December 31, 2011.

The following table summarizes the Company’s financial assets and liabilities measured at fair value at September 30, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$25,245	$25,245	$0
Municipal income fund	10,122	10,122	0
Corporate debt securities	1,710	0	1,710
Time deposits	8,303	0	8,303

Total assets	$45,380	$35,367	$10,013

Interest rate swaps	$(137)	$0	$(137)

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$35,129	$35,129	$0
Municipal income fund	10,013	10,013	0

Total assets	$45,142	$45,142	$0

Interest rate swaps	$(22)	$0	$(22)

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,590	$6,068	$2,224	$13,411
Net income allocated to unvested restricted stock	(91)	(225)	(235)	(460)

Net income allocated to common shares	$2,499	$5,843	$1,989	$12,951

Weighted average shares outstanding:
Basic	27,562	27,092	27,442	26,948
Effect of dilutive securities	239	243	200	324

Diluted	27,801	27,335	27,642	27,272

Basic income per common share	$0.09	$0.22	$0.07	$0.48

Diluted income per common share	$0.09	$0.21	$0.07	$0.47

In the three and nine months ended September 30, 2012, common stock equivalents representing 953,515 and 854,158 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three and nine months ended September 30, 2011, common stock equivalents representing 979,563 and 610,168 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $50 and $1,549 in the nine months ended September 30, 2012 and 2011, respectively. Interest payments in the nine months ended September 30, 2012 and 2011 were $700 and $487, respectively. For the nine months ended September 30, 2012, the Company had non-cash capital additions of $404 of unpaid invoices in accounts payable and accrued expenses. For the nine months ended September 30, 2011, the Company had non-cash capital additions of $700 of unpaid invoices in accounts payable and accrued expenses.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company has added separate consolidated statements of comprehensive income to the accompanying financial statements.

3.	CREDIT FACILITY AND INTEREST RATE SWAPS

On November 8, 2012, the Company entered into a new $40,000 secured credit facility (the “$40,000 Facility”) with a new lender to replace the existing amended and restated credit agreement that provided for a $100,000 unsecured revolving credit facility (the “$100,000 Facility”). The $40,000 Facility provides for interest at a floating rate equal to one month LIBOR or one month LIBOR plus an applicable margin or a floating rate at the lender’s prime rate plus an applicable margin, and is also subject to an unused fee payable quarterly. The $40,000 Facility contains financial and other covenants including a minimum fixed charge ratio, a minimum tangible net worth and a minimum liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and stock repurchases. The $40,000 Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. The Company will incur approximately $1,245 in expense during the three months ended December 31, 2012 to write off the unamortized debt issuance costs and the interest rate swaps associated with the $100,000 Facility.

As of September 30, 2012, the Company had $30,000 in borrowings outstanding under the $100,000 Facility at a weighted average interest rate of 1.9%.

The $100,000 Facility provided for interest at either a floating rate, which was a base rate, or a Eurocurrency rate equal to LIBOR for the relevant term, plus an applicable margin. The base rate was the higher of the lender’s base rate or one-half of one percent above the Federal Funds Rate. The $100,000 Facility was also subject to an unused fee payable quarterly. The unused fee was subject to adjustment based on the Company’s consolidated leverage ratio and ranged from 0.25% to 0.45% per year. During the three and nine months ended September 30, 2012, the Company incurred $234 and $557 in interest, respectively, and $53 and $159 in an unused line fee, respectively. In the comparable periods of 2011, the Company incurred $91 and $299 in interest, respectively, and $76 and $210 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

At September 30, 2012, the Company had $1,108 of unamortized debt issuance costs associated with the $100,000 Facility that were being amortized over the term of the $100,000 Facility.

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

In January and June 2012, respectively, the Company entered into two separate $10,000 notional value forward-starting interest rate swaps. Both of these swaps have effective dates of October 1, 2012 and mature on October 1, 2014. Under these swaps, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 0.6825% and 0.535%, respectively, with settlements occurring monthly. The objective of the hedges is to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The estimated fair value for these two swaps was a liability of $137 as of September 30, 2012, and is included in non-current liabilities, net of tax in the accompanying consolidated balance sheets. The corresponding change in fair value is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. There was no cash flow hedge ineffectiveness recorded during the three and nine months ended September 30, 2012 or 2011. The swaps will terminate and be expensed during the three months ended December 31, 2012 upon the inception of the new $40,000 Facility. In addition, the Company had two separate $10,000 notional values floating to fixed interest rate swap agreements that matured on August 3, 2012 and September 28, 2012, respectively.

4.	CAPITAL STOCK

Common Stock

The Company issued 6,768 and 20,001 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2012 and 2011, respectively, and received proceeds of $10 and $128, respectively. During the nine months ended September 30, 2012 and 2011, employees surrendered to the Company 92,801 and 141,918 shares of common stock, respectively, valued at $1,036 and $1,856, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. In connection with the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, these shares will now be included in treasury stock. Previously, these shares were retired. Included in the 92,801 shares surrendered were 7,691 shares of common stock which are held in treasury. Also, in the nine months ended September 30, 2012 and 2011, the Company issued 64,508 and 37,648 shares of common stock, respectively, as compensation to board members and third-party marketing vendors pursuant to their respective contracts. Costs recognized for these stock grants issued were $552 and $466 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, 65,571 shares of common stock issued to third-party marketing vendors remain unvested. Additional expense for these shares will be recognized upon vesting. During each of the quarters in the periods ended September 30, 2012 and 2011, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ National Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, limitations under the credit facility, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013 but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during the nine months ended September 30, 2012 or 2011.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	336,307	$14.43
Granted	124,805	11.23
Exercised	(6,768)	1.50
Forfeited	0	0

Outstanding, September 30, 2012	454,344	$13.74	5.94	$12

Exercisable, September 30, 2012	89,035	$15.56	5.50	$12

Expected to vest at September 30, 2012	436,081	$13.76	5.93	$12

The Company recorded compensation expense of $41 and $1,109 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, for stock option awards. During both the three and nine months ended September 30, 2011, the Company recorded compensation expense of $60. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2012 was $21 and $64, respectively, and $0 and $144, respectively, for the comparable periods of 2011.

The Company has issued restricted stock to employees generally with vesting terms ranging from three to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	862,858	$16.43
Granted	400,617	11.38
Vested	(305,435)	14.57
Forfeited	(14,263)	15.33

Nonvested, September 30, 2012	943,777	$14.90	$9,938

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

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	1 Year	2 Years	3 Years
Closing stock price on grant date	$11.23	$11.23	$11.23
Performance period starting price	$12.78	$12.78	$12.78
Term of award (in years)	1	2	3
Volatility	45.91%	50.99%	51.66%
Risk-free interest rate	0.17%	0.30%	0.47%
Expected dividend yield	6.05%	6.05%	6.05%
Fair value	$6.68	$10.70	$12.34

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	36,316	$17.53
Granted	105,786	9.36
Vested	0	0
Forfeited	0	0

Nonvested, September 30, 2012	142,102	$11.45	$1,496

The Company recorded compensation of $1,373 and $6,520 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, and $1,901 and $6,976, respectively, for the comparable periods of 2011 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2012, 903,193 shares of restricted stock and 135,622 restricted stock units were expected to vest.

As of September 30, 2012, there was $10,058 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.5 years. The total unrecognized compensation expense will be fully expensed through the second quarter of 2016.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. Although the Company continues to believe that the claims are without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the court issued an order preliminarily approving the settlement. The court has scheduled a settlement hearing for November 15, 2012 to finally approve the settlement. If the settlement is not approved by the court, or if the settlement agreement is terminated for any reason, the settlement will be vacated, plaintiff, defendants and the plaintiff in the related state court lawsuit will be restored to their respective positions as of September 5, 2012, and the Company will continue to defend the litigation vigorously. The Company’s entire exposure for these matters has been expensed through September 30, 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. Although the Company continues to believe that the claims are without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the federal court issued an order preliminarily approving the settlement. The federal court has scheduled a settlement hearing for November 15, 2012 to finally approve the settlement. Additionally, the state court asked the parties to the state action to submit a proposed order dismissing the state action for the state court to sign upon the federal court’s dismissal of the federal action. The parties to the state action submitted the proposed order to settle, discontinue, and end on October 2, 2012, which the parties expect the state court to enter upon final approval of the settlement by the federal court. If the settlement is not approved by the federal court, or if the settlement agreement is terminated for any reason, the settlement will be vacated, plaintiff, defendants and the plaintiff in the related federal court lawsuit will be restored to their respective positions as of September 5, 2012, and the Company will continue to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase obligations in 2012. Certain agreements with frozen food suppliers require advance payments to the supplier. As of September 30, 2012 and December 31, 2011, advances were $1,308 and $2,907, respectively. A portion of the supplier advances as of December 31, 2011 was classified as other assets in the accompanying consolidated balance sheets. Included in these amounts are advances to a frozen food supplier whereby the Company has committed to purchase up to $10,000 of product through 2013. As of September 30, 2012 and December 31, 2011, advances to this frozen food supplier were $690 and $2,313, respectively. The Company has been notified that this supplier is in default with its bank lender and is in the process of negotiating a work out plan and exploring other strategic alternatives. During the three months ended September 30, 2012, the Company recorded an impairment charge of $2,100 related to this advance. The impairment was recorded in general and administrative expense in the accompanying statement of operations. If this supplier continues to be unsuccessful in negotiating a work out plan or consummating a strategic alternative, its bank lender may take a number of actions, including foreclosing on the assets of this supplier, which may adversely impact the Company’s ability to receive repayment of the remaining advance payments to this supplier. The Company has a first priority security interest in certain equipment of the supplier and that interest has been consented to by the bank. The Company believes other frozen food supply options are available to replace this supplier and has been actively exploring those options.

7.	INCOME TAXES

Generally accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of income tax expense. As a small variation in expected income leads to wide variations in annual effective tax rates, the Company believes that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the quarter ended September 30, 2012 has been presented using the discrete method. The Company recorded income taxes at an income tax rate applied to income before income taxes of (54.3)% and (88.6)% in the three and nine months ended September 30, 2012, respectively, as compared to 36.7% and 36.5% in the comparable periods of 2011. The decrease in the income tax rate was due to the elimination of the limitation on executive compensation deductions, lower income levels, reductions in tax reserves and increased food donations. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2011, the Company had net operating loss carryforwards of approximately $12,832 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2012. State net operating loss carryforwards will begin to expire in 2024. The total amount of gross unrecognized tax benefits as of September 30, 2012 and December 31, 2011 was $1,761 and $1,919, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,145 and $1,247, respectively.

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

Revenue consists primarily of food sales. For the nine months ended September 30, 2012, the direct channel accounted for 96% of total revenue compared to 3% for QVC and 1% for other. For the nine months ended September 30, 2011, the direct channel accounted for 96% of total revenue compared to 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, the Internet, social media and public relations. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Over the past several years our financial performance has been adversely impacted by a number of factors, including the economic downturn and declines in consumers’ discretionary spending. We believe these factors have primarily driven the decline in the number of new customer starts, which in turn began to hamper reactivation revenue. We have been hampered by continued bargain-focused consumer behavior and economic concerns and reacted with discounted sales promotions, thus reducing average selling prices and gross margins which have been partially offset by increased marketing efficiency.

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

We started 2012 with fewer customers on our program than at the start of 2011 as the three months ended December 31, 2011 had fewer new customer starts than the comparable period of 2010. During the first six months of 2012, the number of new customer starts increased as compared to the comparable period of 2011. This trend has not continued and new customer starts during the three months ended September 30, 2012 have decreased as compared to the comparable period of 2011, but the increases during the first six months of 2012 helped offset the gap from the start of 2012. Revenue during the nine months ended September 30, 2012 was consistent with the comparable period of 2011. Sales of products in a new in-store retail line, Nutrisystem® Everyday™ consisting of nutritionally balanced bars, smoothies and bakery and breakfast items was introduced in May 2012 and targeted to consumers who aspire to eat healthier. These sales helped offset decreased sales from QVC during the nine months ended September 30, 2012 as compared to the comparable period in 2011. Gross margins have declined during the nine months ended September 30, 2012 as compared to the comparable period in 2011 primarily due to the promotional inclusion of our Chef’s Table dinner entrees and protein shakes with new customer starts, thus allowing a large number of customers to try these new products. Continued price promotions and the sale of our Nutrisystem® Advanced® inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

In April 2012, we announced that the employment of our President and Chief Executive Officer would cease on September 30, 2012, which was the expiration date of the current term of his employment agreement. This date was subsequently extended until November 9, 2012. During the nine months ended September 30, 2012, the Company recorded approximately $5.7 million in severance, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards, relating to such cessation of employment.

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

Income Tax (Benefit) Expense. We are subject to corporate level income taxes and record a provision for income taxes based on an estimate of the income tax rate for the period or year.

Overview of the Direct Channel

In both the nine months ended September 30, 2012 and 2011, the direct channel represented 96% of our revenue. Revenues through the direct channel were $79.6 million and $319.9 million in the three and nine months ended September 30, 2012 compared to $83.0 million and $320.7 million in the comparable periods of 2011. Revenue is primarily generated through new customer starts, on-program customers, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable to decreases in new customers which offset increases in on-program and reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)

REVENUE	$81,276	$85,643	$(4,367)	(5)%

COSTS AND EXPENSES:
Cost of revenue	43,835	41,257	2,578	6%
Marketing	18,176	20,279	(2,103)	(10)%
General and administrative	14,772	11,502	3,270	28%
Depreciation and amortization	2,570	2,961	(391)	(13)%

Total costs and expenses	79,353	75,999	3,354	4%

Operating income	1,923	9,644	(7,721)	(80)%

INTEREST EXPENSE, net	(244)	(52)	(192)	(369)%

Income before income taxes	1,679	9,592	(7,913)	(82)%
INCOME TAX (BENEFIT) EXPENSE	(911)	3,524	(4,435)	(126)%

Net income	$2,590	$6,068	$(3,478)	(57)%

% of revenue
Gross margin	46.1%	51.8%
Marketing	22.4%	23.7%
General and administrative	18.2%	13.4%
Operating income	2.4%	11.3%

Revenue. Revenue decreased to $81.3 million in the third quarter of 2012 from $85.6 million for the third quarter of 2011. The revenue decrease occurred primarily due to decreased new customer starts and declines in average selling prices, partially offset by increased reactivation and on-program revenue. In the third quarter of 2012, the direct channel accounted for 98% of total revenue compared to 2% for QVC. In the third quarter of 2011, the direct channel accounted for 97% of total revenue compared to 3% for QVC.

Costs and Expenses. Cost of revenue increased to $43.8 million in the third quarter of 2012 from $41.3 million in the third quarter of 2011. Gross margin as a percent of revenue decreased to 46.1% in the third quarter of 2012 from 51.8% for the third quarter of 2011. The decrease in gross margin was primarily attributable to continued price promotions, which led to declines in average selling prices, and the promotional inclusion of additional higher cost items with new customer starts.

Marketing expense decreased to $18.2 million in the third quarter of 2012 from $20.3 million in the third quarter of 2011. Marketing expense as a percent of revenue decreased to 22.4% in the third quarter of 2012 from 23.7% for the third quarter of 2011. Substantially all marketing spending during both periods promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($1.1 million), as well as decreased spending for television production ($1.8 million). These decreases were partially offset by an increased spending for public relations ($339,000) and marketing compensation and benefits ($284,000). In total, media spending was $14.8 million in the third quarter of 2012 and $15.9 million in the third quarter of 2011.

General and administrative expense increased to $14.8 million in the third quarter of 2012 compared to $11.5 million in the third quarter of 2011. Included in general and administrative expense for the three months ended September 30, 2012 was $758,000 of severance and related charges. General and administrative expense as a percent of revenue increased to 18.2% in the third quarter of 2012 from 13.4% for the third quarter of 2011. The increase was primarily attributable to increased compensation, benefits and temporary help ($1.1 million). There were also increased professional, outside, and computer services ($178,000) primarily due to increased legal fees and increased packaging expenses ($177,000). These increases were partially offset by a decreased non-cash expense for share-based payment arrangements ($547,000) primarily due to the acceleration of Mr. Redling’s arrangements in prior quarters.

We have entered into a supply agreement with a frozen food supplier and, in connection therewith, have made certain advance payments to the supplier. As of September 30, 2012 and December 31, 2011, advances were $690,000 and $2.3 million, respectively. We have been notified that this supplier is in default with its bank lender and is in the process of negotiating a work out plan and exploring other strategic alternatives. During the three months ended September 30, 2012, we recorded an impairment charge of $2.1 million. The impairment was recorded in general and administrative expense in the accompanying statement of operations. If this supplier continues to be unsuccessful in negotiating a work out plan or consummating a strategic alternative, its bank lender may take a number of actions, including foreclosing on the assets of this supplier, which may adversely impact our ability to receive repayment of the remaining advance payments to this supplier. We have a first priority security interest in certain equipment of the supplier and that interest has been consented to by the bank. We believe other frozen food supply options are available to replace this supplier and have been actively exploring those options.

Depreciation and amortization expense decreased to $2.6 million in the third quarter of 2012 compared to $3.0 million in the third quarter of 2011 due to the normal retirement of assets in 2011.

Interest Expense, Net. Interest expense, net was $244,000 in the third quarter of 2012 compared to $52,000 in the third quarter of 2011 due to increased rates and unused line fees.

Income Tax (Benefit) Expense. In the third quarter of 2012, we recorded an income tax benefit of $911,000, which reflects an income tax rate of (54.3)%. In the third quarter of 2011, we recorded an income tax expense of $3.5 million, which reflects an estimated effective income tax rate of 36.7%. The decrease in the effective income tax rate was due to favorable book to tax differences including the elimination of the limitation on executive compensation deductions and increased food donations combined with lower pre-tax income levels which resulted in income tax benefits.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)

REVENUE	$334,353	$334,444	$(91)	0%

COSTS AND EXPENSES:
Cost of revenue	180,783	162,711	18,072	11%
Marketing	91,927	92,833	(906)	(1)%
General and administrative	51,520	48,186	3,334	7%
Depreciation and amortization	8,112	9,186	(1,074)	(12)%

Total costs and expenses	332,342	312,916	19,426	6%

Operating income	2,011	21,528	(19,517)	(91)%

OTHER EXPENSE	(78)	0	(78)	NA

INTEREST EXPENSE, net	(754)	(408)	(346)	(85)%

Income before income taxes	1,179	21,120	(19,941)	(94)%
INCOME TAX (BENEFIT) EXPENSE	(1,045)	7,709	(8,754)	(114)%

Net income	$2,224	$13,411	$(11,187)	(83)%

% of revenue
Gross margin	45.9%	51.3%
Marketing	27.5%	27.8%
General and administrative	15.4%	14.4%
Operating income	0.6%	6.4%

Revenue. Revenue in both the nine months ended September 30, 2012 and 2011 remained constant at $334.4 million. In the nine months ended September 30, 2012, the direct channel accounted for 96% of total revenue compared to 3% for QVC and 1% for other. In the nine months ended September 30, 2011, the direct channel accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue increased to $180.8 million in the nine months ended September 30, 2012 from $162.7 million in the comparable period of 2011. Gross margin as a percent of revenue decreased to 45.9% in the nine months ended September 30, 2012 from 51.3% for the comparable period of 2011. The decrease in gross margin was primarily attributable to the promotional inclusion of additional higher cost items with customer starts. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

Marketing expense decreased to $91.9 million in the nine months ended September 30, 2012 from $92.8 million in the comparable period of 2011. Marketing expense as a percent of revenue decreased to 27.5% in the nine months ended September 30, 2012 from 27.8% for the comparable period of 2011. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($581,000) and television production ($2.8 million), partially offset by increases in public relations ($2.3 million) and marketing compensation and benefits ($217,000). In total, media spending was $78.0 million in the nine months ended September 30, 2012 and $78.6 million in the nine months ended September 30, 2011.

General and administrative expense increased to $51.5 million in the nine months ended September 30, 2012 compared to $48.2 million in the comparable period of 2011. Included in general and administrative expense for the nine months ended September 30, 2012 was $7.7 million of severance and related charges. General and administrative expense as a percent of revenue increased to 15.4% in the nine months ended September 30, 2012 from 14.4% for the comparable period of 2011. The increase is primarily attributed to increased recruiting fees ($572,000) and non-cash expense for share-based payment arrangements ($593,000) primarily relating to Mr. Redling’s cessation of employment. There were also increased new packaging expense ($261,000) and increased professional, outside and computer services expenses ($480,000) mainly due to increased legal fees. These increases were partially offset by decreased compensation, benefits and temporary help ($158,000) and building related expenses ($390,000) due to the expiration of a lease agreement entered into before the corporate office consolidation.

We have entered into a supply agreement with a frozen food supplier and, in connection therewith, have made certain advance payments to the supplier. As of September 30, 2012 and December 31, 2011, advances were $690,000 and $2.3 million, respectively. We have been notified that this supplier is in default with its bank lender and is in the process of negotiating a work out plan and exploring other strategic alternatives. During the three months ended September 30, 2012, we recorded impairment charges of $2.1 million. The impairment was recorded in general and administrative expense in the accompanying statement of operations. If this supplier continues to be unsuccessful in negotiating a work out plan or consummating a strategic alternative, its bank lender may take a number of actions, including foreclosing on the assets of this supplier, which may adversely impact our ability to receive repayment of the remaining advance payments to this supplier. We have a first priority security interest in certain equipment of the supplier and that interest has been consented to by the bank. We believe other frozen food supply options are available to replace this supplier and have been actively exploring those options.

Depreciation and amortization expense decreased to $8.1 million in the nine months ended September 30, 2012 compared to $9.2 million in the nine months ended September 30, 2011 due to the normal retirement of assets during 2011.

Interest Expense, Net. Interest expense, net was $754,000 in the nine months ended September 30, 2012 compared to $408,000 in the comparable period of 2011 due to increased rates and unused line fees.

Income Tax (Benefit) Expense. In the nine months ended September 30, 2012, we recorded an income tax benefit of $1.0 million, which reflects an income tax rate of (88.6)%. In the comparable period of 2011, we recorded an income tax expense of $7.7 million, which reflects an estimated annual effective income tax rate of 36.5%. The decrease in the income tax rate was due to favorable book to tax differences including the elimination of the limitation on executive compensation deductions, reductions in tax reserves and increased food donations combined with lower pre-tax income levels which resulted in income tax benefits.

Contractual Obligations and Commercial Commitments

As of September 30, 2012, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

During the nine months ended September 30, 2012, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011, as included in our Annual Report on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

The capital and credit markets have continued to be volatile as a result of the recent global economic conditions, which have caused a general tightening in the credit markets, lower levels of liquidity and increased financing costs. Despite these factors, we believe that available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future. As our previous credit agreement was set to expire in 2012, we entered into a $100.0 million amended and restated credit agreement in December 2011 that extended the commitment period and replaced our previous agreement.

At September 30, 2012, we had net working capital of $68.9 million, compared to net working capital of $76.2 million at December 31, 2011. Cash and cash equivalents at September 30, 2012 were $48.7 million, an increase of $1.1 million from the balance of $47.6 million at December 31, 2011. In addition, we had $20.1 million of short term investments at September 30, 2012 as compared to $10.0 million at December 31, 2011. Our principal source of liquidity during this period was cash flow from operations.

On November 8, 2012, we entered into a new $40.0 million secured credit facility with a new lender. The $40.0 million facility provides for interest at a floating rate equal to one month LIBOR or one month LIBOR plus an applicable margin, or a floating rate at the lender’s prime rate plus an applicable margin, and is also subject to an unused fee payable quarterly. The $40.0 million facility contains financial and other covenants, including a minimum fixed charge ratio, a minimum tangible net worth and a minimum liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and stock repurchases. The $40.0 million facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. We will incur approximately $1.2 million in expense during the three months ended December 31, 2012 to write off the unamortized debt issuance costs and the interest rate swaps associated with the $100.0 million facility.

As of September 30, 2012, we had $30.0 million in borrowings outstanding under the old $100.0 million credit facility at a weighted average interest rate of 1.9%.

In the nine months ended September 30, 2012, we generated cash flow of $35.2 million from operating activities, a decrease of $19.3 million from 2011. The decrease in cash flow from operations was primarily attributable to lower net income incurred during the nine months ended September 30, 2012, increased deferred income tax benefit and changes in operating assets and liabilities.

In the nine months ended September 30, 2012, net cash used in investing activities was $18.4 million primarily for purchases of marketable securities and capital additions. We are continuing to invest in our eCommerce and web platform to incorporate new product initiatives.

In the nine months ended September 30, 2012, net cash used in financing activities was $15.7 million primarily for the payment of dividends.

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

Subsequent to September 30, 2012, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 29, 2012 to stockholders of record as of November 19, 2012. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of variable-rate debt and fixing the interest rate of certain variable-rate debt through the use of interest rate swaps. In January and June 2012, respectively, we entered into two separate $10.0 million notional value forward-starting interest rate swaps. Both of these swaps have effective dates of October 1, 2012 and mature on October 1, 2014. We receive interest equivalent to the one-month LIBOR and pay a fixed rate of interest of 0.6825% and 0.535%, respectively, with settlements occurring monthly. The swaps will terminate upon the inception of the new $40,000 Facility. In addition, we had two separate $10.0 million notional values floating to fixed interest rate swap agreements that matured on August 3, 2012 and September 28, 2012, respectively. At September 30, 2012, we had $30.0 million of debt outstanding at a weighted average interest rate of 1.9%. A one percentage point change in the weighted average rate would affect annual interest by approximately $300,000.

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2012 of $48.7 million were maintained in bank and money market accounts. As such, a change in interest rates of one percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleges that (1) defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. Although the Company continues to believe that the claims are without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the court issued an order preliminarily approving the settlement. The court has scheduled a settlement hearing for November 15, 2012 to finally approve the settlement. If the settlement is not approved by the court, or if the settlement agreement is terminated for any reason, the settlement will be vacated, plaintiff, defendants and the plaintiff in the related state court lawsuit will be restored to their respective positions as of September 5, 2012, and the Company will continue to defend the litigation vigorously. The Company’s entire exposure for these matters has been expensed through September 30, 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleges that (1) defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asks the court to (1) determine that the action is a proper derivative action maintainable under the law and that demand is excused; (2) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. On November 10, 2011, defendants filed preliminary objections to the complaint asserting (1) the court should decline to exercise subject matter jurisdiction over the action pursuant to Pennsylvania Rule of Civil Procedure 1028(a)(1) and (a)(4) under Pennsylvania’s internal affairs doctrine; (2) failure to state a claim upon which relief may be granted under Pennsylvania Rule of Civil Procedure 1028(a)(4); and (3) lack of capacity to sue under Pennsylvania Rule of Civil Procedure 1028(a)(5) because plaintiff did not make a demand on the Company’s directors and failed to adequately allege that such demand was excused. On November 21, 2011, defendants filed a praecipe for argument in which they requested oral argument. On December 23, 2011, plaintiff filed his opposition to defendants’ preliminary objections and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. On January 23, 2012, defendants filed their reply brief in support of their preliminary objections to the complaint. Oral argument was heard by the court on February 8, 2012, and on February 13, 2012, the court denied defendants’ preliminary objections. On March 14, 2012, defendants filed an answer and new matter in response to the complaint, and on April 10, 2012 plaintiff filed its reply to defendants’ new matter. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. Although the Company continues to believe that the claims are without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the federal court issued an order preliminarily approving the settlement. The federal court has scheduled a settlement hearing for November 15, 2012 to finally approve the settlement. Additionally, the state court asked the parties to the state action to submit a proposed order dismissing the state action for the state court to sign upon the federal court’s dismissal of the federal action. The parties to the state action submitted the proposed order to settle, discontinue, and end on October 2, 2012, which the parties expect the state court to enter upon final approval of the settlement by the federal court. If the settlement is not approved by the federal court, or if the settlement agreement is terminated for any reason, the settlement will be vacated, plaintiff, defendants and the plaintiff in the related federal court lawsuit will be restored to their respective positions as of September 5, 2012, and the Company will continue to defend the litigation vigorously.

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

Our credit agreement contains certain financial and other covenants, including, a minimum fixed charge ratio, a minimum tangible net worth and a minimum liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and stock repurchases. Any failure to comply with the restrictions of the credit agreement may result in an event of default under the agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 1, 2012, we issued 21,626 shares of common stock to Dan Marino Enterprises in consideration for marketing services. In granting the shares, we relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended September 30, 2012, provided; however, that 26,596 shares were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Letter Agreement Amendment between Nutrisystem, Inc. and Joseph M. Redling, dated September 27, 2012 (incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 27, 2012)

10.2	Amended and Restated Nutrisystem, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 6, 2012)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Joseph M. Redling	November 9, 2012
Joseph M. Redling
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ David D. Clark	November 9, 2012
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

10.1	Letter Agreement Amendment between Nutrisystem, Inc. and Joseph M. Redling, dated September 27, 2012 (incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 27, 2012)

10.2	Amended and Restated Nutrisystem, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 6, 2012)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document