Form 10-K
period 2012-12-31
NUTRI SYSTEM INC /DE/
filed 2013-03-12
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center
600 Office Center Drive
Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Large Accelerated Filer   ☐        Accelerated Filer   ☒         Non-accelerated filer   ☐        Smaller reporting company   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, was $319,431,157. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Stock Market on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 28, 2013: 28,581,109 shares

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

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a leading provider of a weight management system based on a low-calorie, portion-controlled, prepared meal program. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners and desserts, which they supplement with dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a month’s food supply on an ongoing basis until notified by the customer to stop our shipments. We offer personalized plans where customers can hand pick their entire menu or go with our pre-selected favorites pack. Our Basic Plan contains the pre-selected favorites pack while our Core Plan allows customers the ability to customize their menu and provides access to trained counselors. All foods for the Basic and Core programs are shelf-stable at room temperature and will last for up to two years, making the packages relatively inexpensive to ship and store. Our Select program includes a fully customizable combination of the ready-to-go food as well as our frozen line of menu items and access to trained counselors.

Our program is based on the following cornerstones that represent who we are to our customers:

Results. We believe our program enables our customers to lose weight successfully. The Nutrisystem program is based on 40 years of nutrition research and the science of the low Glycemic Index, and offers over 150 portion-controlled items that include relatively higher amounts of fiber, contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the Glycemic Index are generally considered “good” carbohydrates. We also offer transition and maintenance plans, which include support tools and desired meal occasions that customers wish to continue to receive from Nutrisystem. These plans are designed to help our customers keep the weight off.

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

We have also sponsored clinical trials at leading academic centers in patients with type 2 diabetes. Statistically significant and clinically meaningful weight loss and improvements in glycemic control were observed, in addition to improvements in secondary endpoints such as waist circumference, total plasma cholesterol and blood pressure.

Strong Brand Recognition. We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for 40 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, we generate revenue in our direct channel through the Internet and telephone (including the redemption of prepaid program cards). Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource 100% of our fulfillment operations to a third party provider.

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers place their orders through the Internet or over the telephone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with a month of food, including daily breakfast, lunch, dinner and dessert, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors do.

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. The 2009-2010 National Health and Nutrition Examination Study estimated that over 78 million U.S. adults were obese in 2009-2010 and the World Health Organization projects that by 2015, 2.3 billion people will be overweight and 700 million of these will be obese. Obesity is increasingly prevalent in children and studies have shown for the first time significant emergence of diseases such as type 2 diabetes in adolescents and young adults.

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

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and other medically supervised programs. Our identified peers and competitors include, but are not limited to, eDiets.com, Jenny Craig, Medifast, Inc. and Weight Watchers International, Inc.

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

Our Products and Services

For 40 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program, online tools and counseling. Trained counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information through hosted Internet chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and physical activity, which is provided on our community website and emailed to our customers bi-weekly. Additionally, online and smart phone weight management tools are available to our customers. These tools include the interactive Mindset Makeover® guide, a behavior modification program that was co-authored by an international leader in the field of obesity research and is offered to our customers free of charge. This insightful and motivational guide walks customers through the program and can serve as an interactive tool for our counselors to use to facilitate communication and enhance weight loss success for our customers.

Our Nutrisystem® program consists of over 150 portion-controlled items that serve as the foundation of a low Glycemic Index diet. The Glycemic Index is a measure of the quality of carbohydrates in foods and foods on the lower end of the index are generally considered “good” carbohydrates. Our program is portioned for weight loss and offers a balance of carbohydrate, protein and fat that meets national dietary guidelines. We have also worked to reduce the sodium content of our meal program. Including grocery additions to supplement our meals, our plans contain 1800-2200 milligrams of sodium per day, consistent with national guidelines, and tailored versions of the plans are available that deliver as low as 1500 mg/day. In contrast, the average American consumes 2800-4000 milligrams of sodium per day. We constantly strive to meet or exceed nutritional guidelines as they are updated.

In December 2011, we launched SUCCESS, our most comprehensive program to date. It is designed to help take the weight off and keep it off through frequent, portion-controlled, balanced nutrition and low Glycemic

Index eating. The SUCCESS program offers our largest ever assortment of signature frozen meals including artisanal Chef’s Table® dinner entrees; chocolate, vanilla, strawberry and coffee advanced protein shakes; the introduction of a personalized “My Daily 3®” physical activity program; and increased personalization and flexibility through transition and maintenance plans that help customers manage their weight on their own.

Our Nutrisystem® Select® program incorporates both our ready-to-go and frozen foods to enhance Nutrisystem’s tradition of effective weight loss and weight management. Most of our weight plans offer these frozen foods. The program provides customers with premium frozen foods that complement Nutrisystem’s prepared food weight loss programs and still adheres to Nutrisystem’s nutritional guidelines. When a customer orders Nutrisystem Select, two separate shipments are delivered directly to the customer’s home. The first shipment will contain Nutrisystem’s standard ready-to-go food and the second shipment will contain the frozen foods.

The Nutrisystem® D® Program is a weight loss program specifically designed to produce gradual weight loss in overweight patients diagnosed with type 2 diabetes. Results from a 2009 clinical study conducted at the Temple University School of Medicine and published in the journal Postgraduate Medicine show that the Nutrisystem D Program, in combination with weekly counseling sessions, helped overweight individuals with type 2 diabetes lose more weight and experience greater reductions in their A1C levels (a key measure of blood glucose control) as compared to those in the control group. This weight loss was also associated with reductions in blood pressure, cholesterol and waist circumference. A follow up study at the University of Pennsylvania and Temple University School of Medicine was completed in July 2011 and initial findings were presented at the Obesity Society’s annual conference in October 2011, confirming and extending the key findings of the first diabetes trial. In addition, the subjects randomized to Nutrisystem D achieved a significant reduction in the requirement for diabetes medications relative to the control group. A third trial in type 2 diabetes employed continuous glucose monitoring to determine the effect of Nutrisystem D versus a self-selected diet on blood glucose levels and variability in the first two weeks of use. The study, conducted at the University of Pennsylvania, found that Nutrisystem D resulted in lower mean blood glucose and decreased variability in blood glucose. The decreased variability was due to a decrease in the incidence of high blood glucose, with no significant increase in low blood glucose. Multiple trials involving the other Nutrisystem programs are recently completed or ongoing. One of these, conducted at Florida State University, looked at weight loss, changes in body composition and changes in cardiovascular health in postmenopausal women randomized to receive the Nutrisystem D Program alone, low intensity resistance exercise alone, or the combination, for 12 weeks. Key findings were presented at the 2012 annual conference of the American College of Sport Medicine. The Nutrisystem D Program, alone or with exercise, resulted in weight loss, smaller waist circumference, decreased body fat, improved arterial elasticity and improved cardiac perfusion. Several of these trials have received third party funding, with Nutrisystem’s financial contribution limited to the provision of program food.

In May 2012, we introduced a new in-store retail line, Nutrisystem® Everyday®, comprised of nutritionally balanced bars, smoothies and bakery and breakfast items targeted to consumers who aspire to eat healthier. During 2013, we will be refining the products and distribution channels for the retail line. Also, we continue to offer our program at Costco through the use of prepaid program cards and gift cards. The Nutrisystem program has also been offered at other large retailers. We are continually exploring other major retailers where we may potentially offer our program in the future.

Typically, our customers purchase monthly food packages of ready-to-go and frozen food containing 28 days of breakfasts, lunches, dinners and desserts, which they supplement with dairy, fruit, salad, vegetables and low-glycemic carbohydrate items. In certain instances, depending on the promotional offers available, customers can receive more than the typical 28 days of food. Most customers order through our Auto-Delivery feature. By offering a variety of ready-to-go and frozen foods, we help our customers sustain their weight loss efforts. On our website, customers can order food 24 hours a day, seven days a week. The transition and maintenance plans included in the SUCCESS launch, along with the previously developed Flex program, allow customers the means to gradually increase their responsibility for grocery shopping and food preparation while adhering to the principles of the Nutrisystem approach. These lower cost programs help extend the supportive relationship and allow time to reinforce the dietary changes that produced the initial weight loss. These plans include recipes and portion-control tools in addition to a reduced number of Nutrisystem® entrees delivered each month.

The features of our weight loss program address many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program with limited weighing and measuring of foods and no need to count calories, carbohydrates or points. We believe that the convenience of home delivery, reduced grocery shopping time and rapid food preparation also aid customer compliance with our weight loss program.

Our food items have accounted for 99% of our revenues for each of the years ended December 31, 2012, 2011 and 2010. No other product or service has accounted for more than 1% of our revenue in any of the last three years. In 2012, 100% of our revenues were generated in the United States. Approximately 99% and 98% of our revenues for the years ended December 31, 2011 and 2010, respectively, were generated in the United States.

Marketing

Marketing is a core competency that drives sales and builds the Nutrisystem brand. We have strong expertise in all facets of both offline and online marketing and utilize an integrated marketing process designed to drive profitable revenue in an efficient, effective way.

Offline Marketing. We believe Nutrisystem is one of the leading and most efficient offline direct response advertisers in the industry. We deploy a hybrid of proven direct response techniques to: 1) build brand equity and awareness; 2) encourage qualified customers to call or visit our website; and 3) deliver profitable sales. We track response to each advertisement through unique toll-free numbers and URLs and we deploy multi-channel campaigns to target potential new customers that include television, print, direct mail and telemarketing efforts. To reactivate lapsed customers and upsell to those already on our program, we utilize a combination of direct mail and telemarketing efforts which complements our other media advertising.

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

Public Relations. The consumer and business media outreach programs accentuate Nutrisystem as a leader and innovator in the weight loss category. Our public relations strategically complement offline and online marketing to increase top-of-mind awareness for Nutrisystem, as well as to foster positive word-of-mouth, in order to enhance purchase consideration of our product. The Nutrisystem brand, our marketing and product innovations, as well as success stories from celebrities and everyday people who have lost weight on our program are regularly featured in top-tier media outlets such as: The Today Show, Good Morning America, The Tonight Show, USA TODAY, People Magazine, Access Hollywood, E! News, Entertainment Tonight and Forbes.com. We typically compensate our celebrity third-party marketing vendors based on the initial weight loss of the particular spokesperson on our program and maintenance of the weight loss over time.

In addition to traditional public relations, we seek to leverage social media platforms such as Facebook, Twitter, Pinterest, YouTube, blogs and our own active online community to engage potential customers; acquire new customers and leads; listen and learn from our customers, as well as those who do not become a customer; and motivate those on-program to greater success. Overall, we seek to create “true believers” who will provide social proof to others of the effectiveness of our program.

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

Sales and Counseling

A majority of our direct business sales occur on our website. The remaining sales are by telephone, and our call center processes all of them. Our weight loss program is also sold through QVC, a television home shopping network and, in 2012, we introduced a new in-store retail line.

As of December 31, 2012, we employed approximately 68 weight loss counselors and 159 sales agents. Staffing levels for counselors and sales agents are largely a function of the volume of revenue and orders. Sales agents are responsible for in-bound sales calls and will initiate out-bound sales calls to our leads and other targeted potential customers. Additionally, certain sales agents assist in retaining customers. Counselors initiate some out-bound sales calls but primarily focus on in-bound calls and email. Counselors also handle online web conversations from new visitors and appointments with existing customers. Sales agents are paid primarily on commission while counselors receive an hourly wage.

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

Customer Service

As of December 31, 2012, we employed approximately 77 customer service representatives. Customer service representatives are trained to handle in-bound calls and emails from customers who have questions or problems with an order after the sale transaction is completed. Typical customer inquiries relate to the arrival date of the customer’s order shipment, reporting of missing or damaged items and credits and exchanges. For email inquiries, we have a software system that scans the customer’s email message for key words and automatically supplies the representative with a form response that is reviewed, edited and sent back to the customer. Customer service representatives are paid an hourly wage.

Fulfillment

An integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third party components is utilized for our orders. This system integrates the front end, or website customer interface, with order processing and shipping, and allows customers to access shippers’ order tracking numbers online. Our computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities. In 2012, we expanded our capabilities to support the distribution of products to multiple retailers.

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. Over the past several years, these initiatives resulted in realized cost improvements, enhanced vendor productivity and warehouse efficiencies and helped increase our perfect order index which is a key metric supporting customer satisfaction and quality. In addition, these initiatives resulted in improved inventory management and allowed us to reduce our overall warehouse footprint. We currently utilize five outsourced distribution facilities located in Chambersburg, Pennsylvania, Allentown, Pennsylvania, Edwardsville, Illinois and two in Sparks, Nevada. As of December 31, 2012, all fulfillment was being handled by one outsourced provider.

We have a service agreement with our outside fulfillment provider, which provides for storage, handling of frozen and ready-to-go foods and other services, including pricing and minimum space commitments. The current contract expires on April 30, 2015, but may be terminated sooner upon 180 days written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2012, approximately 99% of all direct customer initial orders were shipped within three business days of the date the order was received. In addition, we can deliver to approximately 99% of the domestic population within five business days using standard ground transportation.

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

In 2012, approximately 17% and 13%, respectively, of inventory purchases were from two suppliers. We have a supply arrangement with one of these vendors that requires us to make certain minimum purchases. In 2011, these vendors supplied approximately 16% and 15%, respectively, of inventory purchases and in 2010, approximately 17% and 18%, respectively, of inventory purchases. Additionally, we were dependent on one frozen food supplier for less than 20% of our food costs in 2011. We had a supply agreement with this supplier that expired in November 2011, and we have found other frozen food supply options to replace this supplier. The amount provided from this supplier in 2010 was negligible.

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

Employees

As of December 31, 2012, we had approximately 398 administrative, sales, counseling and customer service personnel, 21 employees dedicated to fulfillment and 47 employees in marketing. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising is based on the price and availability of certain media at such times.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”), are available free of charge through our investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	48	President and Chief Executive Officer

David D. Clark	48	Executive Vice President and Chief Financial Officer

Keira Krausz	47	Executive Vice President and Chief Marketing Officer

Dawn M. Zier has served as our President and Chief Executive Officer and as a member of our Board since November 2012. Before joining us, Ms. Zier served as the President of International at RDA Holding Co., the holding company and parent of The Reader’s Digest Association, Inc., a global media and direct marketing company (the “Reader’s Digest Association”), since April 2011, as an Executive Vice President of the Reader’s Digest Association since February 2011 and as President, Europe of the Reader’s Digest Association since October 2009. Prior to serving in these roles, Ms. Zier served as the President of Global Consumer Marketing for the Reader’s Digest Association from June 2008 to October 2009 and as the President and Chief Executive Officer of Direct Holdings U.S. Corp., a marketer of audio and video products and at such time a subsidiary of the Reader’s Digest Association, from June 2009 to October 2009. From August 2005 to June 2008, Ms. Zier served as the President of North American Consumer Marketing for the Reader’s Digest Association.

David D. Clark has served as our Chief Financial Officer since November 2007 and in July 2008, the Board promoted Mr. Clark from the position of Senior Vice President, which he had held since November 2007, to Executive Vice President. Prior to joining us, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc., a manufacturer of steel plate, from November 2006 through October 2007. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings, a publicly traded provider of digital wireless communications services, from its founding in 1997 through February 2006 and held the additional position of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000. On February 6, 2013, Mr. Clark tendered his resignation effective on or about April 1, 2013.

Keira Krausz has served as our Executive Vice President and Chief Marketing Officer since February 11, 2013. Prior to joining the Company, Ms. Krausz served as Vice President of Marketing for QSP, a subsidiary of

Time, Inc. from 2005 to 2012. Following the sale of QSP, Inc. in 2012, Ms. Krausz became head of new business development for Animated Storyboards, a global independent provider of television test spots to the advertising industry. Ms. Krausz started her career at Reader’s Digest Association in 1992, and held a number of progressively-responsible positions in product management, marketing, and business management, ultimately ascending to Vice President, Marketing and General Manager, of Reader’s Digest Association’s Books & Music Business.

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

Our marketing expenditures were $111.1 million, $110.9 million and $145.9 million in 2012, 2011 and 2010, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

We rely on third parties to provide us with adequate food supply, freight and fulfillment, Internet, networking and call center services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers. We rely solely on third party manufacturers to supply all of the food and other products we sell. In 2012, approximately 17% and 13%, respectively, of inventory purchases were from two suppliers. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Nutrisystem brand.

Freight and Fulfillment. In 2012, more than 90% of our orders were shipped by one third party provider and 100% of our order fulfillment was handled by one third party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

We have contractual agreements with certain third party retailers. Under the agreements, these third parties control when and how often our products and services are offered and we are not guaranteed any minimum level of sales or transactions. Additionally, some agreements contain exclusive rights in specified locations to promote our products during the contract term and for a specified period thereafter. If any third party elects not to renew their agreement or reduces the promotion of our products, our revenues will suffer. Additionally, in certain instances, we could be prohibited from selling our products through competitors of these third parties for a specified time after the termination of the agreements.

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

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing stockholders.

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

We use third-party marketing vendors to promote our products. If the spokespersons affiliated with the third-party marketing vendors suffer adverse publicity, our revenue could be adversely affected.

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

Our credit agreement contains certain financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. Any failure to comply with the restrictions of the credit agreement may result in an event of default under the agreement.

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

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the Nutrisystem® weight loss program in use at that time led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our predecessor businesses in 1993. More recently, our predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our predecessor businesses to close all of their company-owned weight loss centers.

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

We currently lease one location in Horsham, Pennsylvania and one in Fort Washington, Pennsylvania. These two locations total approximately 171,157 square feet of office space. The lease in Horsham expires in 2018. The lease for our Fort Washington location expires in 2022. In 2012, we entered into a lease for an additional office location in Hoboken, New Jersey. The lease is for approximately 1,665 square feet of office space and expires in 2014. We have additional fulfillment capacity in Chambersburg, Pennsylvania, Allentown, Pennsylvania, Edwardsville, Illinois and Sparks, Nevada through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

On August 4, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claimed the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleged that (1) defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asked the court to (1) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. Although the Company believed that the claims were without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the court issued an order preliminarily approving the settlement. On November 15, 2012, the court held a hearing on the final approval of the settlement, and on December 12, 2012, the court issued a final order and judgment approving the settlement. The Company’s entire exposure for these matters has been expensed as of December 31, 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stemmed from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleged that (1) defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asked the court to (1) determine that the action was a proper derivative action maintainable under the law and that demand was excused; (2) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. Although the Company believed that the claims were without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the federal court issued an order preliminarily approving the settlement. The federal court held a settlement hearing on November 15, 2012 to finally approve the settlement. Additionally, the state court asked the parties to the state action to submit a proposed order dismissing the state action for the state court to sign upon the federal court’s dismissal of the federal action. The parties to the state action submitted the proposed order to settle, discontinue, and end on October 2, 2012. On December 12, 2012, the federal court issued a final order and judgment approving the settlement. On December 20, 2012 the state court judge issued an order to settle, discontinue, and end, and dismissed the state action with prejudice.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been traded on the NASDAQ Stock Market since June 22, 2005, under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ Stock Market.

	High	Low
2013 First Quarter (through February 28, 2013)	$9.25	$8.06

2012 First Quarter	$15.55	$10.21
2012 Second Quarter	11.89	10.07
2012 Third Quarter	11.75	10.06
2012 Fourth Quarter	10.84	7.21

2011 First Quarter	$22.64	$13.05
2011 Second Quarter	16.11	12.37
2011 Third Quarter	15.74	10.46
2011 Fourth Quarter	13.80	10.61

Holders

As of February 28, 2013, the Company had approximately 245 record holders of its common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” to be filed in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2012	—	—	—	$150,000,000
November 1 – November 30, 2012	—	—	—	$150,000,000
December 1 – December 31, 2012	—	—	—	$150,000,000

(1)	On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program has an expiration date of June 30, 2013, but may be limited or terminated at any time by our Board of Directors without prior notice.
(2)	For the period from October 1, 2012 through December 31, 2012, employees surrendered 64,870 shares of common stock, at an average purchase price of $8.52 per share, to the Company for payment of the minimum tax withholding obligations upon the vesting of shares of restricted common stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2007, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the NASDAQ Stock Market under the ticker symbol NTRI.

	12/07	12/08	12/09	12/10	12/11	12/12
Nutrisystem, Inc.	$100	$56	$125	$88	$57	$39
Russell 2000	100	66	84	107	102	119
Dow Jones US Specialized Consumer Services	100	67	81	80	86	112

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2012(a)	2011	2010		2009		2008
Statement of Operations Data:
Revenue	$396,878	$401,336	$509,515		$524,618		$686,181

Costs and expenses:
Cost of revenue	213,095	198,405	224,806		241,163		325,172
Marketing	111,095	110,922	145,868		146,426		174,862
General and administrative	66,332	60,812	73,853		76,418		86,701
Depreciation and amortization	10,724	12,068	11,773		11,177		8,093

Operating (loss) income from continuing operations	(4,368)	19,129	53,215		49,434		91,353
Other (expense) income	(78)	0	(32)		407		(1,145)
Equity and impairment loss	0	0	0		(4,000	)(b)	(9,458	)(b)
Interest (expense) income, net	(2,034)	(468)	5		104		454
Income tax (benefit) expense	(3,675)	6,400	19,309		13,072		34,018
Discontinued operations, net	0	0	(242	)(b)	(4,083	)(c, d)	(933	)(c, d)

Net (loss) income	$(2,805)	$12,261	$33,637		$28,790		$46,253

Basic (loss) income per common share:
Continuing operations	$(0.10)	$0.44	$1.14		$1.07		$1.50
Discontinued operations	0.00	0.00	(0.01)		(0.14)		(0.03)

Basic	$(0.10)	$0.44	$1.13		$0.93		$1.47

Diluted (loss) income per common share:
Continuing operations	$(0.10)	$0.43	$1.13		$1.06		$1.48
Discontinued operations	0.00	0.00	(0.01)		(0.14)		(0.03)

Diluted	$(0.10)	$0.43	$1.12		$0.92		$1.45

Weighted average shares outstanding:
Basic	27,499	27,033	28,312		29,458		30,684
Diluted	27,499	27,325	28,686		29,769		31,172

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and short term investments	$19,391	$57,607	$41,219	$62,522	$38,309
Working capital	31,403	76,239	74,020	103,341	78,448
Total assets	98,406	150,354	149,953	170,787	159,471
Borrowings under credit facility	0	30,000	30,000	0	0
Non-current liabilities	3,525	4,734	5,313	1,550	1,298
Stockholders’ equity	60,109	74,958	74,976	128,963	115,825

(a)	During 2012, approximately $5.7 million in severance was recorded in general and administrative expense, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards, for our former President and Chief Executive Officer’s cessation of employment. Additionally, we recorded an impairment charge of $2.1 million related to advances paid to a frozen food supplier as the supplier was in default with its bank lender and negotiating a work out plan and a charge of $2.0 million to vacate a facility. We also recorded a charge of $2.5 million to restructure certain third party marketing vendor contracts and a charge of $1.1 million to write off unamortized debt issuance costs.
(b)	In June 2009, we abandoned our interest in Zero Technologies, LLC (“Zero Water”) as management determined that the business was no longer aligned with our strategic direction. An equity and impairment loss of $4,000 was recorded during 2009 to write-off the remaining investment. During 2008, we recorded an equity loss of $2,975 for our share of Zero Water’s loss and the amortization expense for the difference between the cost and the underlying equity in net assets of Zero Water at the investment date. Additionally, we recorded an impairment charge of $6,483 during 2008 to reduce the carrying value of the equity investment to its estimated fair value. The impairment charge primarily resulted from lower-than-expected operating results and projections of future performance coupled with the non-strategic business direction of Zero Water and the overall general economic decline which indicated that the full carrying value of the equity investment was not recoverable.
(c)	In the first quarter of 2010, we committed to a plan to sell the business operations conducted by our subsidiary, Nutrisystem Fresh, Inc. (“NuKitchen”), as it was no longer aligned with the business direction of the Company. During the third quarter of 2010, this business was shut down as we were unsuccessful in locating a buyer. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The loss on discontinued operations during 2010 was primarily from operations. During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets. See the discussion contained in Note 10 of the Notes to the Consolidated Financial Statements.
(d)	In the fourth quarter of 2007, we committed to a plan to sell our subsidiary Slim and Tone LLC (“Slim and Tone”). Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue consists primarily of food sales. For 2012, 2011 and 2010, the direct channel accounted for 96%, 95% and 96%, respectively, of total revenue compared to 3%, 4% and 4%, respectively, for QVC. During both 2012 and 2011, 1% of total revenue came from other channels. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction and are continuously redesigning our eCommerce platform and website. Our product offerings have expanded to include frozen foods, and we entered into the retail channel and introduced the Nutrisystem® D® program during the last several years. Further, we have taken steps to reduce our overall operating costs.

Over the past several years our financial performance has been adversely impacted by a number of factors, including the economic downturn, declines in consumers’ discretionary spending and increased competitive activity. We believe these factors have primarily driven the decline in the number of new customer starts. We have been hampered by continued bargain-focused consumer behavior and economic concerns and reacted with discounted sales promotions, thus reducing average selling prices and gross margins which have been partially offset by increased marketing efficiency.

In December 2011, we launched SUCCESS, our most comprehensive program to date and teamed with new celebrities for new national ad campaigns. The SUCCESS program is designed to help take the weight off and keep it off through frequent, portion-controlled, balanced nutrition and low Glycemic Index eating. It offers our largest ever assortment of signature frozen meals including artisanal Chef’s Table® dinner entrees; chocolate, vanilla, strawberry and coffee advanced protein shakes; the introduction of a personalized “My Daily 3®” physical activity program; and increased personalization and flexibility through transition and maintenance plans that help consumers manage their weight on their own.

We started 2012 with fewer customers on our program than at the start of 2011 as the three months ended December 31, 2011 had fewer new customer starts than the comparable period of 2010. During the first six months of 2012, the number of new customer starts increased as compared to the comparable period of 2011. This trend did not continue and new customer starts for the full year 2012 decreased as compared to full year 2011. Gross margins declined during 2012 as compared to 2011 primarily due to the promotional inclusion of our Chef’s Table dinner entrees and protein shakes with new customer starts, thus allowing a large number of customers to try these new products. Continued price promotions and the sale of our Nutrisystem® Advanced® inventory to a closeout retailer as we transitioned to the SUCCESS program also impacted gross margins.

During 2012, the Company recorded approximately $5.7 million in severance, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards, for our former President and Chief Executive Officer’s cessation of employment. Additionally, we recorded an impairment charge of $2.1 million related to advances paid to a frozen food supplier, a charge of $2.5 million to restructure certain third party marketing vendor contracts, a charge of $2.0 million to vacate a facility and a charge of $1.1 million to write off unamortized debt issuance costs.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2012, 2011 and 2010 was $10.4 million, $12.9 million and $24.1 million, respectively. The decrease in the provision over the past several years was due to the decrease in revenue and a decrease in the return rate due to system improvements which offset the additional reserve for the new program launch. The reserve for returns incurred but not received and processed was $652,000 and $726,000 at December 31, 2012 and 2011, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $636,000 and $769,000 at December 31, 2012 and 2011, respectively.

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

Interest (Expense) Income, Net. Interest (expense) income, net consists of interest expense on our outstanding indebtedness net of interest income earned on cash balances and short term investments.

Income Tax (Benefit) Expense. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Loss on Discontinued Operation, Net. We ceased the operations of our subsidiary, NuKitchen. Accordingly, the operating results of NuKitchen have been presented separately from continuing operations for all periods presented.

Overview of the Direct Channel

In 2012, 2011 and 2010, the direct channel represented 96%, 95% and 96%, respectively, of our revenue. Revenues through the direct channel were $380.8 million in 2012 compared to $382.8 million in 2011 and $490.8 million in 2010. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2012 was primarily attributable to declines in new customer starts, decreased on-program revenue and lower average selling prices partially offset by increased reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
REVENUE	$396,878	$401,336	$(4,458)	(1)%

COSTS AND EXPENSES:
Cost of revenue	213,095	198,405	14,690	7%
Marketing	111,095	110,922	173	0%
General and administrative	66,332	60,812	5,520	9%
Depreciation and amortization	10,724	12,068	(1,344)	(11)%

Total costs and expenses	401,246	382,207	19,039	5%

Operating (loss) income	(4,368)	19,129	(23,497)	(123)%
OTHER EXPENSE	(78)	0	(78)	NA
INTEREST EXPENSE, net	(2,034)	(468)	(1,566)	(335)%

(Loss) income before income taxes	(6,480)	18,661	(25,141)	(135)%
INCOME TAX (BENEFIT) EXPENSE	(3,675)	6,400	(10,075)	(157)%

Net (loss) income	$(2,805)	$12,261	$(15,066)	(123)%

% of revenue
Gross margin	46.3%	50.6%
Marketing	28.0%	27.6%
General and administrative	16.7%	15.2%
Operating (loss) income	(1.1)%	4.8%

Revenue. Revenue decreased to $396.9 million in 2012 from $401.3 million in 2011. The revenue decline occurred primarily due to declines in new customer starts, decreased on-program revenue and lower average selling prices partially offset by increased reactivation revenue. QVC revenue also decreased due to fewer shows and air time. In 2012, direct revenue accounted for 96% of total revenue compared to 3% for QVC and 1% for other channels. In 2011, direct revenue accounted for 95% of total revenue compared to 4% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue increased to $213.1 million in 2012 from $198.4 million in 2011. Gross margin as a percent of revenue decreased to 46.3% in 2012 from 50.6% in 2011. The decrease in gross margin was primarily attributable to the promotional inclusion of additional higher cost items with customer starts. Continued price promotions and the sale of our Nutrisystem Advanced inventory to a closeout retailer as we transitioned to the SUCCESS program also negatively impacted gross margins.

Marketing expense increased to $111.1 million in 2012 from $110.9 million in 2011. Marketing expense as a percent of revenue increased to 28.0% in 2012 from 27.6% in 2011. Substantially all of the marketing spending in 2012 promoted the direct business. The increase in marketing expense was attributable to increased spending for public relations ($3.2 million) primarily due to the restructuring of certain third-party marketing vendor contracts partially offset by decreased spending in media ($1.9 million) and for the production of television advertising ($2.6 million). In total, media spending was $86.9 million in 2012 and $88.8 million in 2011.

General and administrative expense increased to $66.3 million in 2012 from $60.8 million in 2011 and as a percent of revenue increased to 16.7% in 2012 from 15.2% in 2011. The increase was primarily attributable to higher compensation, benefits and temporary help ($879,000) and increased recruiting fees ($581,000) due to the cessation of Mr. Redling’s employment. In total, we recorded approximately $5.7 million in severance for Mr. Redling, including approximately $3.3 million of non-cash expense related to the acceleration of previously awarded equity-based awards. The increase in compensation, benefits and temporary help was partially offset by savings achieved from the workforce reduction in 2011. Also, there were increased professional and outside computer services expenses ($998,000) due to increased legal fees and increased facilities expense ($1.5 million) due mainly to charges incurred to vacate a facility. Additionally, we recorded an impairment charge ($2.1 million) related to advances paid to a frozen food supplier as the supplier was in default with its bank lender and was in the process of negotiating a work out plan and exploring other strategic alternatives.

Depreciation and amortization expense decreased to $10.7 million in 2012 from $12.1 million in 2011 due to the normal retirement of assets during 2012.

Interest Expense, Net. Interest expense, net, was $2.0 million in 2012 compared to $468,000 in 2011. In November 2012, we terminated and replaced our then existing credit facility. In connection with the termination, we wrote off the remaining unamortized debt issuance costs and also terminated the outstanding interest rate swap agreements resulting in a combined charge of $1.2 million. Additionally, interest rates increased during 2012 as compared to 2011.

Income Tax (Benefit) Expense. In 2012, we recorded an income tax benefit of $3.7 million, which reflects an effective tax rate of 56.7% as compared to $6.4 million of income tax expense in 2011 with an effective tax rate of 34.3%. The change in the effective income tax rate was due to favorable book to tax differences including the elimination of the limitation on executive compensation deductions, reductions in tax reserves and increased food donations combined with lower pre-tax income levels which resulted in income tax benefits.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
REVENUE	$401,336	$509,515	$(108,179)	(21)%

COSTS AND EXPENSES:
Cost of revenue	198,405	224,806	(26,401)	(12)%
Marketing	110,922	145,868	(34,946)	(24)%
General and administrative	60,812	73,853	(13,041)	(18)%
Depreciation and amortization	12,068	11,773	295	3%

Total costs and expenses	382,207	456,300	(74,093)	(16)%

Operating income from continuing operations	19,129	53,215	(34,086)	(64)%
OTHER EXPENSE	0	(32)	32	100%
INTEREST (EXPENSE) INCOME, net	(468)	5	(473)	(9460)%

Income from continuing operations before income taxes	18,661	53,188	(34,527)	(65)%
INCOME TAXES	6,400	19,309	(12,909)	(67)%

Income from continuing operations	12,261	33,879	(21,618)	(64)%
LOSS ON DISCONTINUED OPERATION, net	0	(242)	242	100%

Net income	$12,261	$33,637	$(21,376)	(64)%

% of revenue
Gross margin	50.6%	55.9%
Marketing	27.6%	28.6%
General and administrative	15.2%	14.5%
Operating income from continuing operations	4.8%	10.4%

Revenue. Revenue decreased to $401.3 million in 2011 from $509.5 million in 2010. The revenue decline occurred across all of our sales channels primarily due to lower average selling prices and fewer customer starts and on-program customers as a result of bargain-focused consumer behavior and discounted promotional offerings. In 2011, direct revenue accounted for 95% of total revenue compared to 4% for QVC and 1% for other channels. In 2010, direct revenue accounted for 96% of total revenue compared to 4% for QVC.

Costs and Expenses. Cost of revenue decreased to $198.4 million in 2011 from $224.8 million in 2010. Gross margin as a percent of revenue decreased to 50.6% in 2011 from 55.9% in 2010. The decrease in gross margin was primarily attributable to our promotional pricing and to an increase in the sales of our frozen food programs, which have a higher cost per sales dollar.

Marketing expense decreased to $110.9 million in 2011 from $145.9 million in 2010. Marketing expense as a percent of revenue decreased to 27.6% in 2011 from 28.6% in 2010. During the beginning of the first quarter of 2011, we experienced significant pressures on response and conversion rates across all sales channels causing a decrease in new customers and directly impacting our marketing efficiency. As a result, we reduced the spending for advertising media but increased our promotional incentives to increase demand and leverage marketing efficiency. Substantially all of the marketing spending in 2011 promoted the direct business. The decrease in marketing expense was attributable to decreased spending in media ($38.8 million) partially offset by increased spending for the production of television advertising ($3.7 million). In total, media spending was $88.8 million in 2011 and $127.6 million in 2010.

General and administrative expense decreased to $60.8 million in 2011 from $73.9 million in 2010 and as a percent of revenue increased to 15.2% in 2011 from 14.5% in 2010. The decrease was primarily attributable to lower compensation, benefits and temporary help ($7.8 million), decreased professional and outside computer services ($2.1 million), lower facilities expense ($1.3 million) and decreased non-cash expense for share-based payment arrangements ($1.9 million). We implemented a series of measures, including reductions in headcount and outside professional services during the first quarter of 2011 that resulted in reductions in our general and administrative expenses.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2012, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations. We have no other commercial commitments.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Fulfillment and food purchase obligations	$46.6	$44.8	$1.8	$0	$0
Operating leases	27.9	4.0	5.2	5.4	13.3

	$74.5	$48.8	$7.0	$5.4	$13.3

We have entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. Additionally, we have entered into an agreement with our outside fulfillment provider which contains minimum space requirements. We anticipate that we will meet all annual purchase and space obligations.

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

At December 31, 2012, we had working capital of $31.4 million, a decrease of $44.8 million from the $76.2 million working capital balance at December 31, 2011. Cash and cash equivalents at December 31, 2012 were $16.2 million, a decrease of $31.4 million from the balance of $47.6 million at December 31, 2011. In addition, we had $3.2 million invested in short term investments at December 31, 2012 as compared to $10.0 million at December 31, 2011. The decrease in cash and cash equivalents was primarily due to the repayment of $30.0 million outstanding under our previous $100.0 million credit facility in November 2012. Our principal sources of liquidity during 2012 were cash flows from operations.

On November 8, 2012, we entered into a new $40.0 million secured revolving credit facility, as amended, with a new lender. The $40.0 million credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The $40.0 million credit facility contains financial and other covenants, including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The $40.0 million credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. All outstanding amounts under the previous $100.0 million credit facility were paid. In connection with the termination of the previous $100.0 million credit facility, we wrote off the remaining unamortized debt issuance costs and also terminated the outstanding interest rate swap agreements resulting in a combined charge of $1.2 million. As of December 31, 2012, no amounts were outstanding under the $40.0 million credit facility.

In 2012, we generated cash flow of $22.8 million from operating activities, a decrease of $24.5 million from 2011. The decrease in cash flow from operations was primarily attributable to the net loss in 2012 compared to net income in 2011 and changes in operating assets and liabilities.

In 2012, net cash used in investing activities was $2.8 million primarily from capital additions of $9.6 million which offset $6.8 million of net proceeds from sales of short term investments. We are continuing to invest in our ecommerce and web platform to incorporate new product initiatives.

In 2012, net cash used in financing activities was $51.4 million, an increase of $28.4 million from 2011. During 2012, we repaid $30.0 million outstanding under our previous $100.0 million credit facility.

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

Our Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 26, 2012, May 21, 2012, August 16, 2012 and November 29, 2012. Subsequent to December 31, 2012, our Board of Directors declared a quarterly dividend of $0.175 per share payable on March 25, 2013 to stockholders of record as of March 15, 2013. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2012 of $16.2 million were maintained in bank and money market accounts. Additionally, we invested $3.2 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 42 through 66 hereto.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2012. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 39.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2013

ITEM 9B.	OTHER INFORMATION

As previously disclosed, the employment of Mike Amburgey, our former Chief Marketing Officer, ceased on March 6, 2013. In connection with the cessation of Mr. Amburgey’s service, the Company and Mr. Amburgey entered into a Separation and Release Agreement effective as of March 6, 2013 (the “Separation Agreement”). The Separation Agreement confirms Mr. Amburgey’s previously disclosed severance rights under his employment agreement and his outstanding equity incentive award agreements and also includes mutual release and non-disparagement provisions.

The description of the Separation Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.

As previously disclosed, on February 6, 2013, David Clark, our Chief Financial Officer tendered his resignation which was to be effective on or about March 15, 2013. This date has been extended until on or about April 1, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2013 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2013 annual meeting of stockholders.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2013

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,186	$47,594
Short term investments	3,205	10,013
Receivables	8,487	11,198
Inventories	23,637	31,514
Prepaid income taxes	4,531	3,350
Deferred income taxes	2,969	1,584
Supplier advances	715	2,637
Other current assets	6,445	9,011

Total current assets	66,175	116,901
FIXED ASSETS, net	28,003	29,771
OTHER ASSETS	4,228	3,682

Total assets	$98,406	$150,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,192	$32,581
Accrued payroll and related benefits	1,326	679
Deferred revenue	3,343	2,916
Other accrued expenses and current liabilities	6,911	4,486

Total current liabilities	34,772	40,662
BORROWINGS UNDER CREDIT FACILITY	0	30,000
NON-CURRENT LIABILITIES	3,525	4,734

Total liabilities	38,297	75,396

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,631,464 at December 31, 2012 and 28,180,705 at December 31, 2011)	29	28
Additional paid-in capital	18,466	10,091
Treasury stock, at cost, 72,561shares at December 31, 2012 and 0 shares at December 31, 2011	(636)	0
Retained earnings	42,254	64,931
Accumulated other comprehensive loss	(4)	(92)

Total stockholders’ equity	60,109	74,958

Total liabilities and stockholders’ equity	$98,406	$150,354

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUE	$396,878	$401,336	$509,515

COSTS AND EXPENSES:
Cost of revenue	213,095	198,405	224,806
Marketing	111,095	110,922	145,868
General and administrative	66,332	60,812	73,853
Depreciation and amortization	10,724	12,068	11,773

Total costs and expenses	401,246	382,207	456,300

Operating (loss) income from continuing operations	(4,368)	19,129	53,215
OTHER EXPENSE	(78)	0	(32)
INTEREST (EXPENSE) INCOME, net	(2,034)	(468)	5

(Loss) income from continuing operations before income taxes	(6,480)	18,661	53,188
INCOME TAX (BENEFIT) EXPENSE	(3,675)	6,400	19,309

(Loss) income from continuing operations	(2,805)	12,261	33,879

DISCONTINUED OPERATION (Note 10):
Loss on discontinued operation, net of income tax benefit of $566 in 2010	0	0	(242)

Net (loss) income	$(2,805)	$12,261	$33,637

BASIC (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.10)	$0.44	$1.14
Loss on discontinued operation	0.00	0.00	(0.01)

Net (loss) income	$(0.10)	$0.44	$1.13

DILUTED (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.10)	$0.43	$1.13
Loss on discontinued operation	0.00	0.00	(0.01)

Net (loss) income	$(0.10)	$0.43	$1.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,499	27,033	28,312
Diluted	27,499	27,325	28,686

DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(2,805)	$12,261	$33,637

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	78	(4)	(3)

Short term investments:
Unrealized gain (loss) on short term investments, net of income tax expense (benefit) of $9 in 2012 and $(8) in 2010	16	0	(13)
Reclassification adjustments, net of income tax (benefit) expense of $(11) in 2012 and $15 in 2011	(20)	26	0

Short term investments, net	(4)	26	(13)

Interest rate swaps:
Unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of $(37) in 2012, $20 in 2011 and $16 in 2010	(73)	14	(28)
Reclassification adjustments, net of income tax benefit of $45 in 2012	87	0	0

Interest rate swaps, net	14	14	(28)

Other comprehensive income (loss), net of tax	88	36	(44)

Comprehensive (loss) income	$(2,717)	$12,297	$33,593

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2010	30,944,284	$31	$6,515	$0	$122,501	$(84)	$128,963
Net income	0	0	0	0	33,637	0	33,637
Share-based compensation expense, net	371,030	0	7,537	0	0	0	7,537
Exercise of stock options	54,927	0	124	0	0	0	124
Equity compensation awards, net	0	0	418	0	0	0	418
Cash dividends	0	0	0	0	(20,662)	0	(20,662)
Purchase and retirement of common stock	(3,270,429)	(3)	(11,506)	0	(63,488)	0	(74,997)
Other comprehensive loss, net of tax	0	0	0	0	0	(44)	(44)

BALANCE, December 31, 2010	28,099,812	28	3,088	0	71,988	(128)	74,976
Net income	0	0	0	0	12,261	0	12,261
Share-based compensation expense, net	55,892	0	7,793	0	0	0	7,793
Exercise of stock options	25,001	0	129	0	0	0	129
Equity compensation awards, net	0	0	(919)	0	0	0	(919)
Cash dividends	0	0	0	0	(19,318)	0	(19,318)
Other comprehensive income, net of tax	0	0	0	0	0	36	36

BALANCE, December 31, 2011	28,180,705	28	10,091	0	64,931	(92)	74,958
Net loss	0	0	0	0	(2,805)	0	(2,805)
Share-based compensation expense, net	443,691	1	8,958	0	0	0	8,959
Exercise of stock options	7,068	0	10	0	0	0	10
Equity compensation awards, net	0	0	(593)	0	0	0	(593)
Cash dividends	0	0	0	0	(19,872)	0	(19,872)
Purchases of common stock	0	0	0	(636)	0	0	(636)
Other comprehensive income, net of tax	0	0	0	0	0	88	88

BALANCE, December 31, 2012	28,631,464	$29	$18,466	$(636)	$42,254	$(4)	$60,109

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,805)	$12,261	$33,637
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on discontinued operation	0	0	242
Depreciation and amortization	10,724	12,068	11,773
Charge to vacate a facility	1,980	0	0
Loss (gain) on disposal of fixed assets	8	(62)	120
Share–based compensation expense	9,912	9,758	10,951
Deferred income tax (benefit) expense	(4,125)	(384)	4,118
Impairment of supplier advance	2,100	0	0
Write-off of debt issuance costs	1,079	0	0
Other non-cash charges	179	41	0
Changes in operating assets and liabilities:
Receivables	2,711	(1,942)	3,682
Inventories	7,877	(2,767)	23,265
Supplier advances	92	12,333	(15,240)
Other assets	2,374	2,980	(1,086)
Accounts payable	(9,213)	6,777	(6,766)
Accrued payroll and related benefits	647	(4,195)	3,784
Deferred revenue	427	(1,572)	778
Income taxes	(764)	2,144	(2,525)
Other accrued expenses and liabilities	(413)	(111)	200

Net cash provided by operating activities of continuing operations	22,790	47,329	66,933
Net cash used in operating activities of discontinued operation	0	0	(316)

Net cash provided by operating activities	22,790	47,329	66,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(10,549)	(10,067)	(540)
Proceeds from sales of short term investments	17,382	20,897	10,000
Capital additions	(9,601)	(8,041)	(19,594)
Proceeds from the sale of fixed assets	0	122	22

Net cash (used in) provided by investing activities of continuing operations	(2,768)	2,911	(10,112)
Net cash provided by investing activities of discontinued operation	0	0	112

Net cash (used in) provided by investing activities	(2,768)	2,911	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	0	30,000	30,000
Repayments of borrowings under credit facility	(30,000)	(30,000)	0
Debt issuance costs	(207)	(991)	0
Exercise of stock options	10	129	124
Taxes related to equity compensation awards, net	(1,361)	(2,842)	(3,079)
Repurchase and retirement of common stock	0	0	(74,997)
Payment of dividends	(19,872)	(19,318)	(20,662)

Net cash used in financing activities	(51,430)	(23,022)	(68,614)

Effect of exchange rate changes on cash and cash equivalents	0	0	9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,408)	27,218	(11,988)
CASH AND CASH EQUIVALENTS, beginning of year	47,594	20,376	32,364

CASH AND CASH EQUIVALENTS, end of year	$16,186	$47,594	$20,376

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and a new retail line. Approximately 100%, 99% and 98% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2012 and December 31, 2011, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments consist of investments in corporate debt securities, time deposits with original maturities of greater than three months at the time of purchase and a municipal income fund. The Company classifies these as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2012, 2011 or 2010.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $636 and $769 at December 31, 2012 and 2011, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,511 and $10,285 at December 31, 2012 and 2011, respectively.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2012, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Derivative Instruments

Interest rate swap agreements, a type of financial derivative instrument, were utilized by the Company to reduce interest rate risk on credit facility borrowings. The Company recognized the interest rate swaps in the accompanying consolidated balance sheets at fair value. The Company designated and accounted for its interest rate swaps as cash flow hedges of variable-rate debt. The effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive loss in stockholders’ equity in the accompanying consolidated balance sheets, net of tax, and reclassified into earnings in the periods during which the hedged transactions affected earnings. To the extent that the change in value of the derivative does not perfectly offset the change in value of the items being hedged, that ineffective portion was immediately recognized in earnings.

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

Deferred revenue consists primarily of unredeemed prepaid program cards and unshipped frozen foods. When a customer orders the Nutrisystem® Select® program, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the frozen foods and is generally delivered within a week of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Customers may return unopened product within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from shipping and handling charges was $2,394, $2,867 and $5,763 in 2012, 2011 and 2010, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2012, approximately 17% and 13%, respectively, of inventory purchases were from two suppliers. The Company has a supply arrangement with one of these vendors that requires the Company to make minimum purchases. In 2011, these vendors supplied approximately 16% and 15%, respectively, of inventory purchases and in 2010, approximately 17% and 18%, respectively, of inventory purchases (see Note 7). Additionally, the Company was dependent on one frozen food supplier for less than 20% of its food costs in 2011. The Company had a supply agreement with this supplier that expired in November 2011, and the Company found other frozen food supply options to replace this supplier. The amount provided from this supplier in 2010 was negligible.

The Company outsources 100% of its fulfillment operations to a third party provider and more than 90% of its orders were shipped by one third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. A receivable is recorded for the estimate of the rebate earned. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2012, 2011 and 2010, the Company reduced cost of revenue by $1,496, $1,401 and $1,912, respectively, for these rebates. A receivable of $637 and $686 at December 31, 2012 and 2011, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $86,948, $88,828 and $127,597 in 2012, 2011 and 2010, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2012 and 2011, $1,998 and $4,800, respectively, of costs have been prepaid for future advertisements and promotions.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheets is $3,301 of a tenant improvement allowance at December 31, 2012, of which $345 is included in other accrued expenses and current liabilities and $2,956 in non-current liabilities. At December 31, 2011, the tenant improvement allowance was $3,646, of which $345 was included in other accrued expenses and current liabilities and $3,301 in non-current liabilities.

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

A tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest (expense) income, net.

Segment Information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. Revenue consists primarily of food sales.

Earnings Per Share

The Company uses the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses. The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2012	2011	2010
(Loss) income from continuing operations	$(2,805)	$12,261	$33,879
Income allocated to unvested restricted stock	0	(460)	(1,620)

(Loss) income from continuing operations allocated to common shares	(2,805)	11,801	32,259
Loss on discontinued operation allocated to common shares	0	0	(231)

Net (loss) income allocated to common shares	$(2,805)	$11,801	$32,028

Weighted average shares outstanding:
Basic	27,499	27,033	28,312
Effect of dilutive securities	0	292	374

Diluted	27,499	27,325	28,686

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.10)	$0.44	$1.14
Loss on discontinued operation	0.00	0.00	(0.01)

Net (loss) income	$(0.10)	$0.44	$1.13

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.10)	$0.43	$1.13
Loss on discontinued operation	0.00	0.00	(0.01)

Net (loss) income	$(0.10)	$0 .43	$1.12

In 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive. In 2012, 2011 and 2010, common stock equivalents representing 1,637,400, 656,871 and 167,158 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Share-Based Payment Awards

The cost of all share-based awards to employees and non-employees, including grants of stock options, restricted stock and restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock and performance-based restricted stock unit awards is equal to the market price of the Company’s common stock on the date of grant. The fair value of market-based restricted stock unit awards is determined using the Monte Carlo simulation model on the date of grant.

The fair value of share-based awards is recognized on a straight-line basis over the requisite service period (derived service period for market-based restricted stock unit awards), net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options, granting of restricted stock or vesting of restricted stock units.

Cash Flow Information

The Company made payments for income taxes of $1,250, $6,049 and $16,660 in 2012, 2011, and 2010, respectively. Interest payments in 2012, 2011 and 2010 were $954, $655 and $283, respectively. During 2012 and 2011, the Company had non-cash capital additions of $561 and $1,198, respectively, of unpaid invoices in accounts payable and accrued expenses. During 2010, the Company had non-cash capital additions of $3,991 through a tenant improvement allowance and $1,664 of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011, and should be applied retrospectively. The Company has added separate consolidated statements of comprehensive (loss) income to the accompanying financial statements.

In February 2013, the FASB issued ASU No. 2013-02 which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.	CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,323	$0	$0	$9,323
Money market account	6,863	0	0	6,863
Corporate debt securities	1,692	14	(24)	1,682
Time deposits	1,519	4	0	1,523

	$19,397	$18	$(24)	$19,391

At December 31, 2011, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,465	$0	$0	$12,465
Money market account	35,129	0	0	35,129
Municipal income fund	10,013	0	0	10,013

	$57,607	$0	$0	$57,607

4.	FAIR VALUE MEASUREMENTS

A three-tier fair value hierarchy has been established by the FASB to prioritize the inputs used in measuring fair value. These tiers are as follows:

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The fair values of the Company’s Level 2 instruments were based on quoted prices in less active markets. The fair values of the Company’s derivative instruments were determined using pricing models that took into account contract terms and certain observable current market information such as London Inter-Bank Offered Rate (“LIBOR”) interest rates. The Company had no Level 3 instruments at December 31, 2012 and December 31, 2011.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$6,863	$6,863
Corporate debt securities	1,682	1,682
Time deposits	1,523	1,523

Total assets	$10,068	$10,068

The following table summarizes the Company’s financial assets and liabilities measured at fair value at December 31, 2011:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market account	$35,129	$35,129	$0
Municipal income fund	10,013	10,013	0

Total assets	$45,142	$45,142	$0

Interest rate swap	$(22)	$0	$(22)

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2012	2011
Furniture and fixtures	$5,730	$5,709
Computer hardware and software	50,992	45,246
Equipment	2,613	2,977
Leasehold improvements	11,171	11,101

	70,506	65,033
Accumulated depreciation	(42,503)	(35,262)

	$28,003	$29,771

Depreciation and amortization expense was $10,724, $12,068 and $11,773 in 2012, 2011 and 2010, respectively.

6.	CREDIT FACILITY AND INTEREST RATE SWAPS

On November 8, 2012, the Company entered into a new $40,000 secured revolving credit facility, as amended, (the “$40,000 Facility”) with a new lender which replaced the amended and restated credit agreement that provided for a $100,000 unsecured revolving credit facility (the “$100,000 Facility”). The $40,000 Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid, and there were no borrowings outstanding at December 31, 2012. All outstanding amounts under the $100,000 Facility were repaid and in connection with the termination of the facility, the Company wrote off the remaining unamortized debt issuance costs of $1,079 and also terminated the outstanding interest rate swap agreements resulting in a charge of $132 during 2012. These amounts are included within interest (expense) income, net in the accompanying consolidated statements of operations.

The $40,000 Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During 2012, 2011 and 2010, the Company incurred $764, $417 and $87 in interest, respectively, and $159, $279 and $294 in an unused line fee, respectively. Interest payments and unused line fees are classified within interest (expense) income, net in the accompanying consolidated statements of operations.

The $40,000 Facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of December 31, 2012, the Company was in compliance with all covenants contained in the $40,000 Facility.

The Company incurred $207 of debt issuance costs associated with the $40,000 Facility. These costs are being amortized over the remaining three year term of the $40,000 Facility.

The Company used interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its variable-rate debt. The

Company did not use interest rate derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimized the risk of credit loss by entering into these agreements with financial institutions that have high credit ratings.

In January and June 2012, respectively, the Company entered into two separate $10,000 notional value forward-starting interest rate swaps. The objective of the hedges was to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The swaps were terminated and expensed during 2012 upon the termination of the $100,000 Facility and repayment of outstanding borrowings thereunder. In addition, the Company had two separate $10,000 notional values floating to fixed interest rate swap agreements that matured on August 3, 2012 and September 28, 2012, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2012:

2013	$3,988
2014	2,623
2015	2,621
2016	2,664
2017	2,724
Thereafter	13,247

$27,867

Included in the table above are charges of $1,980 accrued during 2012 to vacate a facility, which will be paid in 2013. Total rent expense for 2012, 2011 and 2010 was $4,807, $3,136 and $3,540, respectively.

Litigation

On August 4, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claimed the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2:11-cv-05036-PD and specifically alleged that (1) defendants breached their fiduciary duties in connection with the issuance of certain false and misleading statements contained in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Board of Directors’ compensation practices; (3) defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote; and (4) as a result of the foregoing defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asked the court to (1) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ violation of state law, (2) grant extraordinary equitable and/or injunctive relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of improvidently awarded executive compensation based upon false financial reporting and/or the proceeds of defendants’ trading activities or their other assets so as to ensure that plaintiff on behalf of the Company has an effective remedy; (3) order the implementation and administration of internal controls and systems at the Company designed to prohibit and prevent excessive and/or unwarranted executive compensation payments to the Company’s chief executive, chief financial, and other senior executive officers; (4) award to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, and accountants’ and expert fees, costs and expenses; and (5) grant such other and further relief as the court deems just and proper. On October 21, 2011, defendants filed a motion to dismiss the complaint pursuant to Rules 12(b)(6) and 23.1 of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and for failure to adequately plead demand futility. On November 21, 2011, plaintiff filed his brief in opposition to defendants’ motion to dismiss the complaint and alleged that the directors issued false and misleading statements in the Company’s proxy statement by stating that the Company adhered to a pay-for-performance policy when in fact it did not. In its opposition brief, plaintiff abandoned the count contained in its complaint that defendants breached their fiduciary duties in connection with the Company’s failure to respond to the negative “say-on-pay” vote. On December 5, 2011, defendants filed their reply brief in support of their motion to dismiss the complaint. On March 8, 2012, the court held a preliminary pretrial conference, and on May 16, 2012, the court held a settlement conference. Although the Company believed that the claims were without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the court issued an order preliminarily approving the settlement. On November 15, 2012, the court held a hearing on the final approval of the settlement, and on December 12, 2012, the court issued a final order and judgment approving the settlement. The Company’s entire exposure for these matters has been expensed as of December 31, 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its officers and directors, and one of its former officers as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stemmed from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. The complaint is listed under docket number 2011-24985-0 and specifically alleged that (1) defendants breached their fiduciary duties in connection with the issuance of certain materially false and misleading statements and omissions of fact in Nutrisystem’s Proxy Statement; (2) defendants breached their fiduciary duties in connection with the Company’s allegedly excessive 2010 executive compensation and the failure to rescind such compensation in response to the negative “say-on-pay” vote; and (3) as a result of the foregoing the executive defendants were unjustly enriched at the expense of the Company. Accordingly, the complaint asked the court to (1) determine that the action was a proper derivative action maintainable under the law and that demand was excused; (2) award judgment against defendants and in favor of the Company for an unspecified amount of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties; (3) grant injunctive and other equitable relief as necessary or permitted by law, equity and the statutory provisions cited in the complaint, including disgorgement, attachment, impoundment, imposition of a constructive trust on or otherwise restricting the disposition/exercise of disloyally awarded 2010 executive compensation; (4) direct the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its stockholders from a repeat of the allegedly damaging events described in the Complaint; (5) award to plaintiff the costs and disbursements of the action, including reasonable allowance of fees and costs for plaintiff’s attorneys, experts and accountants; and (6) grant such other and further relief as the court deems just and proper. Plaintiff participated in the settlement conference on May 16, 2012 in connection with the lawsuit described in the preceding paragraph that was filed by another stockholder in the United States District Court for the Eastern District of Pennsylvania stemming from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. Although the Company believed that the claims were without merit, on September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits, and on September 13, 2012, the federal court issued an order preliminarily approving the settlement. The federal court held a settlement hearing on November 15, 2012 to finally approve the settlement. Additionally, the state court asked the parties to the state action to submit a proposed order dismissing the state action for the state court to sign upon the federal court’s dismissal of the federal action. The parties to the state action submitted the proposed order to settle, discontinue, and end on October 2, 2012. On December 12, 2012, the federal court issued a final order and judgment approving the settlement. On December 20, 2012 the state court judge issued an order to settle, discontinue, and end, and dismissed the state action with prejudice.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company has purchase obligations of $46,645 as of December 31, 2012. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2012.

Certain agreements with frozen food suppliers require advance payments to the supplier. As of December 31, 2012 and December 31, 2011, advances were $690 and $2,907, respectively. A portion of the supplier advances as of December 31, 2011 was classified as other assets in the accompanying consolidated balance sheets. The Company had been notified during 2012 that one of these suppliers was in default with its bank lender and was in the process of negotiating a work out plan and exploring other strategic alternatives. As of December 31, 2012 and December 31, 2011, advances to this frozen food supplier were $690 and $2,313, respectively. During 2012, the Company recorded an impairment charge of $2,100 related to this advance due to the work out plan. The impairment was recorded in general and administrative expense in the accompanying statement of operations. Subsequent to December 31, 2012, the Company received payment of these outstanding advances.

8.	STOCKHOLDERS’ EQUITY

Common Stock

In 2012, the Company issued 7,068 shares of common stock upon the exercise of stock options and received proceeds of $10. During 2012, employees surrendered to the Company 157,671 shares of common stock valued at $1,590 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Subsequent to the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, any of such shares will now be included in treasury stock. Previously, these shares were retired. Included in the 157,671 shares surrendered during 2012 are 72,561 shares of common stock which are held in treasury. Also, in 2012, the Company issued 64,508 shares of common stock as compensation to board members and third-party marketing vendors pursuant to their respective contracts. As of December 31, 2012, 21,626 shares of common stock issued to third-party marketing vendors remain unvested, and additional expense for these shares will be recognized upon vesting. During each of the four quarters of 2012, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to December 31, 2012, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 25, 2013 to stockholders of record as of March 15, 2013.

In 2011, the Company issued 25,001 shares of common stock upon the exercise of stock options and received proceeds of $129. During 2011, employees surrendered to the Company 147,848 shares of common stock valued at $1,923 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares were retired. Also, in 2011, the Company issued 154,836 shares of common stock as compensation to board members and third-party marketing vendors pursuant to their respective contracts. As of December 31, 2011, 70,313 shares of common stock issued to third-party marketing vendors remain unvested and additional expense for these shares was recognized upon vesting. During each of the four quarters of 2011, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2010, the Company issued 54,927 shares of common stock upon the exercise of stock options and received proceeds of $124. During 2010, employees surrendered to the Company 154,585 shares of common stock valued at $3,497 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares were retired. Also, in 2010, the Company issued 30,700 shares of common stock as compensation to board members and third-party marketing vendors pursuant to their respective contracts. During each of the four quarters of 2010, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, limitations under the credit facility, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013, but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during 2012 and 2011.

Under previously authorized stock repurchase plans, the Company purchased and retired 3,270,429 shares of common stock for an aggregate cost of $74,997 during 2010. The cost of the purchased shares was reflected in the accompanying statement of stockholders’ equity as a reduction of common stock (equal to par value of purchased shares), additional paid-in capital (“APIC”) (equal to balance in APIC) with the excess recorded as a reduction in retained earnings.

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

9.	INCOME TAXES

The (benefit) provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$886	$7,493	$14,635
State	(436)	(555)	405
Foreign	0	(154)	151

	450	6,784	15,191

Deferred:
Federal	(3,837)	(412)	4,053
State	(288)	28	65

	(4,125)	(384)	4,118

	$(3,675)	$6,400	$19,309

The income tax benefit attributable to the discontinued operation was $(566) for the year ended December 31, 2010.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	0.0	0.0
Executive compensation limitation	0.0	7.9	3.5
Executive stock-based compensation	13.5	0.0	0.0
Food donations	8.9	(3.9)	(2.2)
Fixed assets	(7.5)	0.0	0.0
Changes in reserves	4.5	(2.0)	0.0
Tax credits	(1.4)	(1.2)	0.0
Other	(0.1)	(1.5)	0.0

	56.7%	34.3%	36.3%

The change in the effective tax rate from 2011 to 2012 was due to favorable book to tax differences including the elimination of the limitation on executive compensation deductions due to the nonrenewal of an executive’s employment agreement in April 2012, reductions in tax reserves and increased food donations combined with lower pre-tax income levels resulted in income tax benefits for 2012 versus expense for 2011. The change in the effective tax rate from 2010 to 2011 was due to the impact of limitations on executive compensation deductions and food donations in comparison to pre-tax income, as well as reductions in tax reserves due to the lapse of the statute of limitations during the fourth quarter of 2011 and tax credits and other miscellaneous adjustments occurring throughout the year.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax asset:
Reserves and accruals	$1,395	$834
Goodwill/Intangible assets	407	494
Net operating loss carryforward	788	1,043
Stock-based compensation	1,667	868
Charitable contribution carryforward	3,706	2,549
Other	1,197	1,033

	9,160	6,821
Deferred tax liability:
Property and equipment	(3,240)	(3,782)

Net deferred tax asset	$5,920	$3,039

At December 31, 2012, the net deferred tax asset of $5,920 is comprised of $2,969 included in current assets and $2,951 included in other assets in the accompanying consolidated balance sheet. At December 31, 2011, the net deferred tax asset of $3,039 is comprised of $1,584 included in current assets and $1,455 included in other assets in the accompanying consolidated balance sheet.

At December 31, 2012 and 2011, the Company had net operating loss carryforwards of approximately $14,526 and $12,832, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2025.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

The total amount of gross unrecognized tax benefits as of December 31, 2012 and 2011 was $1,474 and $1,919, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $958 and $1,247 as of December 31, 2012 and 2011, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest (expense) income, net. During 2012 and 2011, the Company recognized interest income of $13 and $133, respectively, and $99 of interest expense in 2010 from interest and penalties. The Company’s federal income tax returns for 2009 through 2012 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2001 through 2012. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,919	$2,478	$1,375
Increase related to current year tax positions	67	85	1,184
Reductions related to settlement of tax matters	(224)	0	(42)
Decrease due to lapse of statute of limitations	(288)	(644)	(39)

Balance at end of year	$1,474	$1,919	$2,478

10.	DISCONTINUED OPERATION

On July 1, 2008, the Company acquired certain assets of Power Chow, LLC (d/b/a NuKitchen) (“NuKitchen”), a provider of freshly prepared meals designed to promote weight management and healthy living.

In 2010, the Company committed to a plan to sell the business operations conducted by NuKitchen, as it was no longer aligned with the business direction of the Company. The Company was unsuccessful in locating a buyer for the NuKitchen business and, therefore, it closed the business during 2010. NuKitchen has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. NuKitchen had revenues of $1,707 and a pre-tax loss of $808 for the year ended December 31, 2010.

11.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000,000, 5,600,000 and 5,400,000 shares of common stock, respectively, for issuance. At December 31, 2012, the Amended and Restated 2008 Long-Term Incentive Plan had 2,423,551 shares available for grant.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the stock options issued under the Equity Incentive Plans expire between 7 and 10 years from the grant date. The Board also determines the vesting provisions of all awards and the exercise price per share of stock options issued under the plans, which is the fair market value at date of grant. Awards issued to employees generally vest over terms ranging from two to five years.

The following table summarizes the Company’s stock option activity for 2010, 2011 and 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	127,760	$6.92
Exercised	(54,927)	$2.27
Forfeited	(20,000)	$6.00

Outstanding, December 31, 2010	52,833	$12.10
Granted	327,280	$14.37
Exercised	(25,001)	$5.17
Forfeited	(18,805)	$19.22

Outstanding, December 31, 2011	336,307	$14.43
Granted	344,843	$8.73
Exercised	(7,068)	$1.46

Outstanding, December 31, 2012	674,082	$11.65	6.08	$196

Exercisable at December 31, 2012	276,235	$14.77	5.46	$7

Expected to vest at December 31, 2012	665,194	$11.64	6.08	$196

In 2012 and 2011, the Company recorded pre-tax compensation charges of $1,163 and $150, respectively, for stock option awards. In 2010, the Company did not record any compensation charges for stock option awards as all outstanding awards were fully vested. The weighted-average grant date fair value of stock options granted in 2012 and 2011 was $1.96 and $4.50, respectively. There were no option grants in 2010. The total intrinsic value of stock options exercised in 2012, 2011 and 2010 was $67, $204 and $1,001, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2012	2011
Expected dividend yield	8.02%	4.76%
Expected volatility	49.82%	53.15%
Risk-free interest rate	0.72%	1.38%
Expected life (in years)	4.75	4.75

In 2012, 2011 and 2010, the Company authorized the issuance of 42,882, 30,275 and 19,124 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $455 in each year. In addition, in 2012, 2011 and 2010, the Company issued a total of 21,626, 124,561, and 11,576 shares of common stock, respectively, to non-employees for services. Costs recognized for shares issued to non-employees for services were $573, $841 and $167 in 2012, 2011 and 2010, respectively, and approximated fair value.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2010, 2011 and 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2010	1,317,023	$20.12
Granted	569,705	$18.13
Vested	(499,287)	$19.59
Forfeited	(76,623)	$19.00

Nonvested, December 31, 2010	1,310,818	$19.52
Granted	337,256	$13.70
Vested	(496,864)	$22.68
Forfeited	(288,352)	$16.53

Nonvested, December 31, 2011	862,858	$16.43
Granted	510,056	$10.50
Vested	(497,023)	$15.25
Forfeited	(45,763)	$12.49

Nonvested, December 31, 2012	830,128	$13.71	$6,782

Additionally, the Company grants restricted stock units. The restricted stock units granted during 2010 and 2011 were primarily performance-based units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted, which is reflected as performance factor adjustment in the table below. The Company recognizes expense for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved and then recognizes ratably over the vesting period. The fair value is equal to the market price of the Company’s common stock on the date of grant.

In 2012, grants of restricted stock units contained market-based conditions. Market-based awards entitle employees to vest in a number of units determined by the Company’s stock price return as compared to a set of comparator companies over a period, and will range from 0% to 200% of the original units granted. The fair value is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service periods using the straight-line method regardless of the outcome of the market conditions, so long as the award holder remains an employee through the requisite service period. These awards contained different measurement periods including one that begins in 2013.

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	1 Year	2 Years	3 Years	3.1 Years
Closing stock price on grant date	$11.23	$11.23	$11.23	$7.31
Performance period starting price	$12.78	$12.78	$12.78	NA
Term of award (in years)	1	2	3	3.1
Volatility	45.91%	50.99%	51.66%	48.29%
Risk-free interest rate	0.17%	0.30%	0.47%	0.34%
Expected dividend yield	6.05%	6.05%	6.05%	9.15%
Fair value	$6.68	$10.70	$12.34	$7.40

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2010	5,500	$14.84
Granted	67,496	$17.53
Performance factor adjustment	(14,999)	$17.53
Vested	(1,833)	$14.84

Nonvested, December 31, 2010	56,164	$17.35
Granted	54,999	$14.49
Performance factor adjustment	(54,999)	$14.49
Forfeited	(19,848)	$17.03

Nonvested, December 31, 2011	36,316	$17.53
Granted	146,322	$8.82
Performance factor adjustment	(46,670)	$6.68
Forfeited	(2,778)	$17.53

Nonvested, December 31, 2012	133,190	$11.76	$1,088

The Company recorded compensation expense of $7,721, $8,312 and $10,329 in the accompanying consolidated statements of operations for 2012, 2011 and 2010, respectively, in connection with the issuance of the restricted shares and restricted stock units. As of December 31, 2012, 794,095 shares of restricted stock and 128,560 restricted stock units were expected to vest.

The Company recognized an (increase)/decrease in taxes payable of ($593), ($919) and $418 in 2012, 2011 and 2010, respectively, from the exercise of certain stock options and restricted stock and payment of certain dividends and recorded these amounts as decreases and increases to APIC in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2012, there was $9,836 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Effective June 1, 2009, the Company elected to suspend its matching contribution. Effective April 1, 2010, the Company reinstated its matching contribution of 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2012, 2011 and 2010 were $614, $692 and $528, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$726	$1,009	$1,850
Provision for estimated returns	10,394	12,881	24,114
Actual returns	(10,468)	(13,164)	(24,955)

Balance at end of year	$652	$726	$1,009

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
2012:
Revenue	$128,517	$124,560	$81,276	$62,525	$396,878
Gross margin	$57,988	$58,141	$37,441	$30,213	$183,783
Net (loss) income	$(4,481)	$4,115	$2,590	$(5,029)	$(2,805)
Basic (loss) income per common share	$(0.16)	$0.14	$0.09	$(0.18)	$(0.10)

Diluted (loss) income per common share	$(0.16)	$0.14	$0.09	$(0.18)	$(0.10)

2011:
Revenue	$132,672	$116,129	$85,643	$66,892	$401,336
Gross margin	$68,845	$58,502	$44,386	$31,198	$202,931
Net (loss) income	$(3,424)	$10,767	$6,068	$(1,150)	$12,261
Basic (loss) income per common share	$(0.12)	$0.39	$0.22	$(0.04)	$0.44

Diluted (loss) income per common share	$(0.12)	$0.38	$0.21	$(0.04)	$0.43

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

In the fourth quarter of 2012, the Company recorded a charge of $2,476 to restructure certain third party marketing vendor contracts, a charge of $1,980 to vacate a facility and a charge of $1,079 to write off unamortized debt issuance costs.

INDEX TO EXHIBITS

No.	Description
*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 6, 2012.

+**10.2	2000 Equity Incentive Plan of the Company.

+**10.3	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.4	Agreement dated December 21, 2004 between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

10.5	Agreement dated June 14, 2005 between Truitt Bros., Inc. and Nutrisystem, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 14, 2005.

+10.6	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.7	Amended and Restated Credit Agreement dated December 5, 2011, incorporated by reference to the designated exhibit of the Company’s report on Form 8-K filed on December 9, 2011.

10.8	First Amendment to Amended and Restated Credit Agreement dated June 11, 2012, incorporated by reference to the designated exhibit of the Company’s report on Form 8-K filed on June 15, 2012.

10.9	Credit Agreement dated November 8, 2012, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

10.10	First Amendment and Modification to Credit Agreement dated December 31, 2012, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on January 18, 2013.

10.11	Security and Pledge Agreement dated November 8, 2012, among Nutrisystem, Inc., certain subsidiaries of Nutrisystem, Inc., as grantors, and Manufactures and Traders Trust Company in its capacity as Administrative Agent, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

+10.12	Letter Agreement dated November 1, 2012, between Nutrisystem, Inc. and Dawn Zier, the Company’s President and Chief Executive Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.13	Form of Restricted Stock Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.14	Form of Stock Option Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.15	Form of Performance-Based Restricted Stock Unit Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.16	Letter Agreement dated April 4, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 5, 2012.

No.	Description
+10.17	Letter Agreement Amendment dated September 27, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 27, 2012.

+10.18	Letter Agreement Amendment dated November 1, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.19	Separation and Release Agreement Amendment dated November 12, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 15, 2012.

+10.20	Amended and Restated Employment Agreement dated October 22, 2008, between Nutrisystem, Inc. and David Clark, the Company’s Executive Vice President and Chief Financial Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on November 7, 2008.

+10.21	Employment Agreement dated October 3, 2011, between Nutrisystem, Inc. and Michael R. Amburgey, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on October 19, 2011.

+10.22	Separation and Release Agreement Amendment dated March 6, 2013, between Nutrisystem, Inc. and Michael R. Amburgey.

10.23	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 5, 2010.

10.24	Letter Agreement among Clinton Group, Inc., on behalf of itself and its funds, persons and entities, both current and future, and Nutrisystem, Inc. dated April 5, 2012, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on April 5, 2012.

+10.25	Employment Agreement dated February 5, 2013 between Nutrisystem, Inc. and Keira Krausz, the Company’s Executive Vice President and Chief Marketing Officer.

+10.26	Form of Restricted Stock Agreement for Keira Krausz.

+10.27	Form of Stock Option Agreement for Keira Krausz.

+10.28	Form of Restricted Stock Agreement for Executives.

+10.29	Form of Stock Option Agreement for Executives

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

No.	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/S/ DAWN M. ZIER
Dawn M. Zier, President and
Chief Executive Officer

Dated: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	March 12, 2013
Dawn M. Zier President and Chief Executive Officer and Director

BY:	/S/ DAVID D. CLARK	March 12, 2013
David D. Clark Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	March 12, 2013
Robert F. Bernstock Director

BY:	/S/ PAUL GUYARDO	March 12, 2013
Paul Guyardo Director

BY:	/S/ MICHAEL J. HAGAN	March 12, 2013
Michael J. Hagan Director

BY:	/S/ WARREN V. (PETE) MUSSER	March 12, 2013
Warren V. (Pete) Musser Director

BY:	/S/ BRIAN P. TIERNEY	March 12, 2013
Brian P. Tierney Director

BY:	/S/ ANDREA WEISS	March 12, 2013
Andrea Weiss Director

BY:	/S/ STEPHEN T. ZARRILLI	March 12, 2013
Stephen T. Zarrilli Director