Form 10-Q
period 2013-03-31
NUTRI SYSTEM INC /DE/
filed 2013-05-08
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 25, 2013:

Common Stock, $.001 par value	28,628,910 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and par value amounts)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,707	$16,186
Short term investments	14,350	3,205
Receivables	12,475	8,487
Inventories	22,711	23,637
Prepaid income taxes	4,415	4,531
Deferred income taxes	2,087	2,969
Other current assets	4,212	7,160

Total current assets	80,957	66,175

FIXED ASSETS, net	26,992	28,003

OTHER ASSETS	5,394	4,228

Total assets	$113,343	$98,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,091	$23,192
Accrued payroll and related benefits	3,269	1,326
Deferred revenue	5,911	3,343
Other accrued expenses and current liabilities	8,295	6,911

Total current liabilities	54,566	34,772

NON-CURRENT LIABILITIES	3,345	3,525

Total liabilities	57,911	38,297

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,739,718 at March 31, 2013 and 28,631,464 at December 31, 2012)	29	29
Additional paid-in capital	19,615	18,466
Treasury stock, at cost, 112,366 shares at March 31, 2013 and 72,561 shares at December 31, 2012	(975)	(636)
Retained earnings	36,743	42,254
Accumulated other comprehensive income (loss)	20	(4)

Total stockholders’ equity	55,432	60,109

Total liabilities and stockholders’ equity	$113,343	$98,406

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUE	$105,384	$128,517

COSTS AND EXPENSES:
Cost of revenue	52,353	70,529
Marketing	36,316	45,667
General and administrative	15,251	16,315
Depreciation and amortization	2,549	2,836

Total costs and expenses	106,469	135,347

Operating loss	(1,085)	(6,830)
INTEREST EXPENSE, net	(53)	(274)

Loss before income taxes	(1,138)	(7,104)
INCOME TAX BENEFIT	(498)	(2,623)

Net loss	$(640)	$(4,481)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.16)

DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,759	27,321
Diluted	27,759	27,321

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(640)	$(4,481)

OTHER COMPREHENSIVE INCOME (LOSS):
Short term investments:
Unrealized gain on short term investments, net of income tax expense of $8 and $8, respectively	19	12
Reclassification adjustments, net of income tax expense of $2	5	0

Short term investments, net	24	12

Interest rate swaps:
Unrealized loss on interest rate swaps, net of income tax benefit of $10	0	(16)

Other comprehensive income (loss), net of tax	24	(4)

Comprehensive loss	$(616)	$(4,485)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	28,631,464	$29	$18,466	$(636)	$42,254	$(4)	$60,109
Net loss	0	0	0	0	(640)	0	(640)
Share-based compensation expense	107,654	0	1,502	0	0	0	1,502
Exercise of stock options	600	0	0	0	0	0	0
Equity compensation awards, net	0	0	(353)	0	0	0	(353)
Cash dividends	0	0	0	0	(4,871)	0	(4,871)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(339)	0	0	(339)
Other comprehensive income, net of tax	0	0	0	0	0	24	24

BALANCE, March 31, 2013	28,739,718	$29	$19,615	$(975)	$36,743	$20	$55,432

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640)	$(4,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,549	2,836
Loss on disposal of fixed assets	42	6
Share–based compensation expense	1,502	1,845
Deferred income tax benefit	(609)	(904)
Other non-cash charges	29	0

Changes in operating assets and liabilities:
Receivables	(3,988)	(2,670)
Inventories	926	5,644
Other assets	2,915	1,693
Accounts payable	13,995	9,854
Accrued payroll and related benefits	1,943	2,477
Deferred revenue	2,568	571
Income taxes	71	(1,916)
Other accrued expenses and liabilities	1,094	117

Net cash provided by operating activities	22,397	15,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(14,524)	(28)
Proceeds from sales of short term investments	3,371	0
Capital additions	(1,555)	(1,345)

Net cash used in investing activities	(12,708)	(1,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	0	9
Taxes related to equity compensation awards, net	(297)	(250)
Payment of dividends	(4,871)	(4,937)

Net cash used in financing activities	(5,168)	(5,178)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,521	8,521
CASH AND CASH EQUIVALENTS, beginning of period	16,186	47,594

CASH AND CASH EQUIVALENTS, end of period	$20,707	$56,115

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1. BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and a new retail program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2013 and December 31, 2012, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments at March 31, 2013, consist of investments in government and agency securities and corporate debt securities. Short term investments at December 31, 2012, consisted of investments in corporate debt securities and time deposits with original maturities of greater than three months at the time of purchase. The Company classifies these as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of related tax effects.

At March 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$15,045	$0	$0	$15,045
Money market account	5,662	0	0	5,662
Government and agency securities	9,794	12	0	9,806
Corporate debt securities	4,529	15	0	4,544

	$35,030	$27	$0	$35,057

At December 31, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,323	$0	$0	$9,323
Money market account	6,863	0	0	6,863
Corporate debt securities	1,692	14	(24)	1,682
Time deposits	1,519	4	0	1,523

	$19,397	$18	$(24)	$19,391

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $10,534 and $10,511 at March 31, 2013 and December 31, 2012, respectively

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. The Company also sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website by the customer and the product is shipped to the customer. Revenue from the retail program is recognized typically when the product is received at the retailer’s location.

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

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly. The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2013 and 2012 was $3,845 and $3,101, respectively. The reserve for estimated returns incurred but not received and processed was $1,224 and $652 at March 31, 2013 and December 31, 2012, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from the new retail program is also net of any trade allowances or broker commissions. Revenue from shipping and handling charges were $641 and $969 for the three months ended March 31, 2013 and 2012, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 13% and 10% of inventory purchases for the three months ended March 31, 2013 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the three months ended March 31, 2012, these suppliers supplied approximately 16% and 5% of inventory purchases. Additionally, a third supplier during the three months ended March 31, 2012 supplied approximately 14% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2013 and 2012, the Company reduced cost of revenue by $358 and $506, respectively, for these rebates. A receivable of $922 and $637 at March 31, 2013 and December 31, 2012, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2013 and December 31, 2012.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$5,662	$5,662
Government and agency securities	9,806	9,806
Corporate debt securities	4,544	4,544

Total assets	$20,012	$20,012

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$6,863	$6,863
Corporate debt securities	1,682	1,682
Time deposits	1,523	1,523

Total assets	$10,068	$10,068

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

	Three Months Ended March 31,
	2013	2012
Net loss	$(640)	$(4,481)
Net loss allocated to unvested restricted stock	0	0

Net loss allocated to common shares	$(640)	$(4,481)

Weighted average shares outstanding:
Basic	27,759	27,321
Effect of dilutive securities	0	0

Diluted	27,759	27,321

Basic loss per common share	$(0.02)	$(0.16)

Diluted loss per common share	$(0.02)	$(0.16)

In both the three months ended March 31, 2013 and 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive. In the three months ended March 31, 2013 and 2012, common stock equivalents representing 1,767,989 and 1,588,234 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made no payments for income taxes in both the three months ended March 31, 2013 and 2012, respectively. Interest payments in the three months ended March 31, 2013 and 2012 were $40 and $238, respectively. For the three months ended March 31, 2013, the Company had non-cash capital additions of $586 of unpaid invoices in accounts payable and accrued expenses. For the three months ended March 31, 2012, the Company had non-cash capital additions of $2,298 of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this standard update did not impact the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3. CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three months ended March 31, 2013 and 2012, the Company incurred $0 and $194 in interest, respectively, and $40 and $53 in an unused line fee, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of March 31, 2013, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility by the Company, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At March 31, 2013, the Company had $183 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4. CAPITAL STOCK

Common Stock

The Company issued 600 and 4,668 shares of common stock upon the exercise of stock options in the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, employees surrendered to the Company 39,805 and 39,274 shares of common stock, respectively, valued at $339 and $446, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Subsequent to the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, any of such shares are now included in treasury stock. Previously, these shares were retired. Costs recognized for common stock previously issued to board members and third-party marketing vendors as compensation were $195 and $224 for the three months ended March 31, 2013 and 2012, respectively. No new shares of common stock were issued to board members or third-party marketing vendors during either the three months ended March 31, 2013 or 2012. During both the three months ended March 31, 2013 and 2012, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, limitations under the credit facility, alternative investment opportunities and other market conditions. This stock repurchase program has an expiration date of June 30, 2013, but may be limited or terminated at any time by the Board of Directors without prior notice. No shares of common stock were repurchased during the three months ended March 31, 2013 or 2012.

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

5. SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	674,082	$11.65
Granted	384,895	8.49
Exercised	(600)	0.58
Forfeited/expired	(276,074)	14.19

Outstanding, March 31, 2013	782,303	$9.21	6.56	$267

Exercisable, March 31, 2013	82,102	$13.84	5.46	$2

Expected to vest at March 31, 2013	765,128	$9.20	6.56	$267

The Company recorded compensation expense of $146 and $89 in the accompanying consolidated statements of operations during the three months ended March 31, 2013 and 2012, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $4 and $43, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	830,128	$13.71
Granted	200,017	8.47
Vested	(131,664)	13.36
Forfeited	(125,904)	12.75

Nonvested, March 31, 2013	772,577	$12.57	$6,551

Additionally, the Company grants restricted stock units. Prior to 2012 and in 2013, the restricted stock units were performance-based units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense ratably over the vesting period for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.

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

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	133,190	$11.76
Granted	129,108	8.52
Vested	(33,541)	17.53
Forfeited	(15,648)	11.72

Nonvested, March 31, 2013	213,109	$8.89	$1,807

The Company recorded compensation of $1,161 and $1,532 in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2013, 740,671 shares of restricted stock and 206,977 restricted stock units were expected to vest.

As of March 31, 2013, there was $10,091 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.5 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2017.

6. COMMITMENTS AND CONTINGENCIES

Litigation

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its current directors and certain of its former officers and directors as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay”

shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. On September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits. On December 12, 2012, the court issued a final order and judgment approving the settlement. The Company’s entire exposure for these matters was expensed in 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its current directors and certain of its former officers and directors as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. On September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits. On December 12, 2012, the federal court issued a final order and judgment approving the settlement. On December 20, 2012, the state court judge issued an order to settle, discontinue, and end, and dismissed the state action with prejudice.

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012 plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012, the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties are about to embark on discovery. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase obligations in 2013.

7. INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to loss before income taxes of 43.8% and 36.9% in the three months ended March 31, 2013 and 2012, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2012, the Company had net operating loss carryforwards of approximately $14,526 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2013. State net operating loss carryforwards will begin to expire in 2024. The total amount of gross unrecognized tax benefits as of both March 31, 2013 and December 31, 2012 was $1,474. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $958.

Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

From time to time, information provided by us, including but not limited to statements in this Quarterly Report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should,” or other similar words or expressions often identify forward-looking statements.

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

Our 2012 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Annual Report on Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

Background

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and a new retail program.

Revenue consists primarily of food sales. For the three months ended March 31, 2013, the direct channel accounted for 92% of total revenue compared to 5% for QVC and 3% for retail. For the three months ended March 31, 2012, the direct channel accounted for 95% of total revenue compared to 4% for QVC and 1% for other. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

As we began 2013, we renewed our focus to the following key areas: 1) a return to direct marketing fundamentals including building and leveraging our database; 2) margin improvement; 3) product and program innovation; and 4) prioritization of growth initiatives. During the three months ended March 31, 2013, we have reduced the size of the senior management team and reorganized the workforce to align around key priorities resulting in approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards. Gross margins have improved by eliminating free promotional items and process re-engineering. Additionally, we have continued to optimize our marketing spend and have worked to reduce our reliance on price discounting. We expect continued pressure on revenue growth at least through the first six months of 2013.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the three months ended March 31, 2013, we did not make any material change to our critical accounting policies.

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

Income Taxes. We are subject to corporate level income taxes and record a provision (benefit) for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the three months ended March 31, 2013 and 2012, the direct channel represented 92% and 95%, respectively, of our revenue. Revenues through the direct channel were $97.1 million in the three months ended March 31, 2013 compared to $121.5 million in the same period of 2012. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in revenue is primarily attributable to declines in new customers and on-program revenue which offset increased reactivation revenue. We experienced a weak response to our 2013 diet season creative and began 2013 with lower on-program customers. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
REVENUE	$105,384	$128,517	$(23,133)	(18)%

COSTS AND EXPENSES:
Cost of revenue	52,353	70,529	(18,176)	(26)%
Marketing	36,316	45,667	(9,351)	(20)%
General and administrative	15,251	16,315	(1,064)	(7)%
Depreciation and amortization	2,549	2,836	(287)	(10)%

Total costs and expenses	106,469	135,347	(28,878)	(21)%

Operating loss	(1,085)	(6,830)	5,745	84%
INTEREST EXPENSE, net	(53)	(274)	221	81%

Loss before income taxes	(1,138)	(7,104)	5,966	84%
INCOME TAX BENEFIT	(498)	(2,623)	2,125	81%

Net loss	$(640)	$(4,481)	$3,841	86%

% of revenue
Gross margin	50.3%	45.1%
Marketing	34.5%	35.5%
General and administrative	14.5%	12.7%
Operating loss	(1.0)%	(5.3)%

Revenue. Revenue decreased to $105.4 million in the first quarter of 2013 from $128.5 million for the first quarter of 2012. The decrease in revenue is primarily attributable to declines in new customers and on-program revenue which offset increased reactivation revenue. We experienced a weak response to our 2013 diet season creative and began 2013 with lower on-program customers. In the first quarter of 2013, the direct channel accounted for 92% of total revenue compared to 5% for QVC and 3% for retail. In the first quarter of 2012, the direct channel accounted for 95% of total revenue compared to 4% for QVC and 1% for other.

Costs and Expenses. Cost of revenue decreased to $52.4 million in the first quarter of 2013 from $70.5 million in the first quarter of 2012. Gross margin as a percent of revenue increased to 50.3% in the first quarter of 2013 from 45.1% for the first quarter of 2012. The increase in gross margin was primarily attributable to pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering.

Marketing expense decreased to $36.3 million in the first quarter of 2013 from $45.7 million in the first quarter of 2012. Marketing expense as a percent of revenue decreased to 34.5% in the first quarter of 2013 from 35.5% for the first quarter of 2012. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($8.9 million) and public relations ($1.3 million). These decreases were offset by an increase in marketing consulting ($354,000) and television production ($125,000). In total, media spending was $31.4 million in the first quarter of 2013 and $40.3 million in the first quarter of 2012.

General and administrative expense decreased to $15.3 million in the first quarter of 2013 compared to $16.3 million in the first quarter of 2012. General and administrative expense as a percent of revenue increased to 14.5% in the first quarter of 2013 from 12.7% for the first quarter of 2012. The decrease in spending was primarily attributable to lower compensation, benefits and temporary help ($1.4 million), decreased non-cash expense for share-based payment arrangements ($489,000) and lower facilities expense ($237,000). In the first quarter of 2013, we recorded approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards.

Depreciation and amortization expense decreased to $2.5 million in the first quarter of 2013 compared to $2.8 million in the first quarter of 2012.

Interest Expense, Net. Interest expense, net was $53,000 in the first quarter of 2013 compared to $274,000 in the first quarter of 2012 as no amounts were outstanding under the debt facility during the three months ended March 31, 2013. During the three months ended March 31, 2012, we had $30.0 million in borrowings outstanding.

Income Tax Benefit. In the first quarter of 2013, we recorded an income tax benefit of $498,000, which reflects an effective income tax rate of 43.8%. In the first quarter of 2012, we recorded an income tax benefit of $2.6 million, which reflects an effective income tax rate of 36.9%. The increase in the effective income tax rate was due to changes in executive compensation, for which the deduction is limited, and a research and development tax credit recorded in the first quarter of 2013.

Contractual Obligations and Commercial Commitments

As of March 31, 2013, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

During the three months ended March 31, 2013, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2012, as included in our Annual Report on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2013, we had working capital of $26.4 million, compared to working capital of $31.4 million at December 31, 2012. Cash and cash equivalents at March 31, 2013 were $20.7 million, an increase of $4.5 million from the balance of $16.2 million at December 31, 2012. In addition, we had $14.4 million invested in short term investments at March 31, 2013 as compared to $3.2 million at December 31, 2012. Our principal sources of liquidity during this period were cash flow from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The $40.0 million credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin, and is also subject to an unused fee payable quarterly. The $40.0 million credit facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The $40.0 million credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of March 31, 2013, no amounts were outstanding under the $40.0 million credit facility.

In the three months ended March 31, 2013, we generated cash flow of $22.4 million from operating activities, an increase of $7.3 million from 2012. The increase in cash flow from operations was primarily attributable to a greater net loss recorded during the three months ended March 31, 2012 and net changes in operating assets and liabilities.

In the three months ended March 31, 2013, net cash used in investing activities was $12.7 million primarily for purchases of short term investments.

In the three months ended March 31, 2013, net cash used in financing activities was $5.2 million primarily for the payment of dividends.

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

Subsequent to March 31, 2013, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 23, 2013 to stockholders of record as of May 13, 2013. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends and share repurchases for the foreseeable future.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2013 of $20.7 million were maintained in bank and money market accounts. Additionally, we have $14.4 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On August 5, 2011, a lawsuit was filed by a stockholder in the United States District Court for the Eastern District of Pennsylvania naming Nutrisystem, Inc., certain of its current directors and certain of its former officers and directors as defendants and alleging breaches by defendants of their fiduciary duties of candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of allegedly excessive and unwarranted 2010 executive compensation. Plaintiff specifically claims the action to be a failed “say-on-pay” shareholder derivative action stemming from the advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. On September 5, 2012 plaintiff, defendants and the plaintiff in the related state court lawsuit discussed in the following paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits. On December 12, 2012, the court issued a final order and judgment approving the settlement. The Company’s entire exposure for these matters was expensed in 2012.

On September 1, 2011, a lawsuit was filed by another stockholder in the Court of Common Pleas of Montgomery County, Pennsylvania naming Nutrisystem, Inc., certain of its current directors and certain of its former officers and directors as defendants and alleging breaches by defendants of their fiduciary duties of care, candor, good faith and loyalty, unjust enrichment, and aiding and abetting from 2010 to the present in connection with the award of excessive and unwarranted 2010 executive compensation. This action stems from the same failed “say-on-pay” advisory, non-binding vote of the Company’s stockholders at its May 12, 2011 annual meeting in which the Company’s stockholders did not approve the Company’s 2010 executive compensation. On September 5, 2012 plaintiff, defendants and the plaintiff in the related federal court lawsuit discussed in the preceding paragraph entered into a Stipulation and Agreement of Settlement with respect to all of the claims at issue under the respective lawsuits. On December 12, 2012, the federal court issued a final order and judgment approving the settlement. On December 20, 2012, the state court judge issued an order to settle, discontinue, and end, and dismissed the state action with prejudice.

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012 plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012, the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties are about to embark on discovery. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2013, provided however that 39,805 shares, at an average purchase price of $8.53, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Letter Agreement dated April 19, 2013, between Nutrisystem, Inc. and Michael Monahan.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 8, 2013
Dawn M. Zier
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ Kathleen Simone	May 8, 2013
Kathleen Simone
Senior Vice President and Interim Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

10.1	Letter Agreement dated April 19, 2013, between Nutrisystem, Inc. and Michael Monahan.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document