Form 10-Q
period 2013-06-30
NUTRI SYSTEM INC /DE/
filed 2013-08-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2013:

Common Stock, $.001 par value	28,721,799 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and par value amounts)

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,085	$16,186
Short term investments	17,988	3,205
Receivables	7,620	8,487
Inventories	22,811	23,637
Prepaid income taxes	775	4,531
Deferred income taxes	2,069	2,969
Other current assets	5,000	7,160

Total current assets	73,348	66,175

FIXED ASSETS, net	26,902	28,003

OTHER ASSETS	5,519	4,228

Total assets	$105,769	$98,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,760	$23,192
Accrued payroll and related benefits	3,353	1,326
Deferred revenue	3,410	3,343
Other accrued expenses and current liabilities	8,093	6,911

Total current liabilities	44,616	34,772

NON-CURRENT LIABILITIES	3,293	3,525

Total liabilities	47,909	38,297

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,848,838 at June 30, 2013 and 28,631,464 at December 31, 2012)	29	29
Additional paid-in capital	20,897	18,466
Treasury stock, at cost, 131,591 shares at June 30, 2013 and 72,561 shares at December 31, 2012	(1,143)	(636)
Retained earnings	38,105	42,254
Accumulated other comprehensive loss	(28)	(4)

Total stockholders’ equity	57,860	60,109

Total liabilities and stockholders’ equity	$105,769	$98,406

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE	$97,469	$124,560	$202,853	$253,077

COSTS AND EXPENSES:
Cost of revenue	47,716	66,419	100,069	136,948
Marketing	24,250	28,546	60,566	74,213
General and administrative	13,350	19,971	28,601	36,286
Depreciation and amortization	2,342	2,706	4,891	5,542

Total costs and expenses	87,658	117,642	194,127	252,989

Operating income	9,811	6,918	8,726	88

OTHER EXPENSE	0	(78)	0	(78)

INTEREST EXPENSE, net	(29)	(236)	(82)	(510)

Income (loss) before income taxes	9,782	6,604	8,644	(500)

INCOME TAX EXPENSE (BENEFIT)	3,423	2,489	2,925	(134)

Net income (loss)	$6,359	$4,115	$5,719	$(366)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.22	$0.14	$0.20	$(0.01)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.22	$0.14	$0.20	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,895	27,441	27,905	27,381

Diluted	28,001	27,622	28,046	27,381

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$6,359	$4,115	$5,719	$(366)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment
Short term investments:	0	78	0	78
Unrealized (loss) gain on short term investments, net of income tax (benefit) expense of ($23), ($7), ($15) and $1, respectively	(47)	(10)	(28)	2
Reclassification adjustments, net of income tax (benefit) expense of $0 and $2, respectively, for 2013	(1)	0	4	0

Short term investments, net	(48)	(10)	(24)	2

Interest rate swaps:
Unrealized loss on interest rate swaps, net of income tax benefit of $14 and $24, respectively for 2012	0	(29)	0	(45)

Other comprehensive (loss) income, net of tax	(48)	39	(24)	35

Comprehensive income (loss)	$6,311	$4,154	$5,695	$(331)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 1, 2013	28,631,464	$29		$18,466	$(636)	$42,254	$(4)	$60,109

Net income	0	0		0	0	5,719	0	5,719

Share-based compensation expense	216,474	0		2,890	0	0	0	2,890

Exercise of stock options	900	0		0	0	0	0	0

Equity compensation awards, net	0	0		(459)	0	0	0	(459)

Cash dividends	0	0		0	0	(9,868)	0	(9,868)

Employee tax withholdings related to the vesting of equity awards	0	0		0	(507)	0	0	(507)

Other comprehensive loss, net of tax	0	0		0	0	0	(24)	(24)

BALANCE, June 30, 2013	28,848,838	$29	$	_20,897	$(1,143)	$38,105	$(28)	$57,860

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,719	$(366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,891	5,542
Loss on disposal of fixed assets	48	6
Share–based compensation expense	2,890	6,574
Deferred income tax benefit	(788)	(3,162)
Other non-cash charges	30	57
Changes in operating assets and liabilities:
Receivables	867	1,826
Inventories	826	8,356
Other assets	2,153	3,796
Accounts payable	6,642	726
Accrued payroll and related benefits	2,027	3,056
Deferred revenue	67	(633)
Income taxes	3,658	2,859
Other accrued expenses and liabilities	1,006	486

Net cash provided by operating activities	30,036	29,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(18,458)	(8,527)
Proceeds from sales of short term investments	3,594	0
Capital additions	(3,984)	(5,496)
Proceeds from the sale of fixed assets	28	0

Net cash used in investing activities	(18,820)	(14,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	0	(200)
Exercise of stock options	0	9
Taxes related to equity compensation awards, net	(449)	(627)
Payment of dividends	(9,868)	(9,894)

Net cash used in financing activities	(10,317)	(10,712)

NET INCREASE IN CASH AND CASH EQUIVALENTS	899	4,388
CASH AND CASH EQUIVALENTS, beginning of period	16,186	47,594

CASH AND CASH EQUIVALENTS, end of period	$17,085	$51,982

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and a retail program.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2013 and December 31, 2012, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments at June 30, 2013, consist of investments in government and agency securities and corporate debt securities. Short term investments at December 31, 2012, consisted of investments in corporate debt securities and time deposits with original maturities of greater than three months at the time of purchase. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

At June 30, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$15,108	$0	$0	$15,108
Money market account	1,977	0	0	1,977
Government and agency securities	12,467	0	(21)	12,446
Corporate debt securities	5,564	0	(22)	5,542

	$35,116	$0	$(43)	$35,073

At December 31, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,323	$0	$0	$9,323
Money market account	6,863	0	0	6,863
Corporate debt securities	1,692	14	(24)	1,682
Time deposits	1,519	4	0	1,523

	$19,397	$18	$(24)	$19,391

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,311 and $10,511 at June 30, 2013 and December 31, 2012, respectively

Revenue Recognition

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

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped frozen foods. When a customer orders the Nutrisystem® Select® program, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the frozen foods and is generally delivered within a week of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2013 was $2,643 and $6,488, respectively, and $3,056 and $6,157 for the three and six months ended June 30, 2012, respectively. The reserve for estimated returns incurred but not received and processed was $1,032 and $652 at June 30, 2013 and December 31, 2012, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from the retail program is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges were $561 and $1,202 for the three and six months ended June 30, 2013, respectively, and $751 and $1,720 for the three and six months ended June 30, 2012, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 19% and 11% of inventory purchases for the six months ended June 30, 2013 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the six months ended June 30, 2012, these suppliers supplied approximately 16% and 13% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2013, the Company reduced cost of revenue by $334 and $692, respectively, for these rebates. For the comparable periods of 2012, cost of revenue was reduced by $441 and $947, respectively. A receivable of $1,439 and $637 at June 30, 2013 and December 31, 2012, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2013 and December 31, 2012.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$1,977	$1,977
Government and agency securities	12,446	12,446
Corporate debt securities	5,542	5,542

Total assets	$19,965	$19,965

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$6,863	$6,863
Corporate debt securities	1,682	1,682
Time deposits	1,523	1,523

Total assets	$10,068	$10,068

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$6,359	$4,115	$5,719	$(366)
Net income allocated to unvested restricted stock	(169)	(144)	(140)	0

Net income (loss) allocated to common shares	$6,190	$3,971	$5,579	$(366)

Weighted average shares outstanding:
Basic	27,895	27,441	27,905	27,381
Effect of dilutive securities	106	181	141	0

Diluted	28,001	27,622	28,046	27,381

Basic income (loss) per common share	$0.22	$0.14	$0.20	$(0.01)

Diluted income (loss) per common share	$0.22	$0.14	$0.20	$(0.01)

In the three and six months ended June 30, 2013 common stock equivalents representing 1,252,986 and 1,359,706 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three months ended June 30, 2012, common stock equivalents representing 746,751 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the six months ended June 30, 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive.

Cash Flow Information

The Company made no payments for income taxes in both six months ended June 30, 2013 and 2012, respectively. Interest payments in the six months ended June 30, 2013 and 2012 were $65 and $469, respectively. For the six months ended June 30, 2013, the Company had non-cash capital additions of $443 of unpaid invoices in accounts payable and accrued expenses. For the six months ended June 30, 2012, the Company had non-cash capital additions of $1,843 of unpaid invoices in accounts payable and accrued expenses.

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

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and six months ended June 30, 2013, the Company incurred no interest expense and $25 and $65 in an unused line fee, respectively. In the comparable periods of 2012, the Company incurred $129 and $323 in interest, respectively, and $53 and $106 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of June 30, 2013, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility by the Company, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At June 30, 2013, the Company had $165 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 900 and 4,668 shares of common stock upon the exercise of stock options in the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, employees surrendered to the Company 59,030 and 66,205 shares of common stock, respectively, valued at $507 and $745, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Subsequent to the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, any of such shares are now included in treasury stock. Previously, these shares were retired. Also, in the six months ended June 30, 2013 and 2012, the Company issued 50,610 and 42,882 shares of common stock, respectively, as compensation to board members and third-party marketing vendors pursuant to their respective contracts. Costs recognized for these stock grants issued and those previously issued were $650 and $359 for the six months ended June 30, 2013 and 2012, respectively. During each of the three and six months ended June 30, 2013 and 2012, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company’s outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. This stock repurchase program expired on June 30, 2013. No shares of common stock were repurchased during the six months ended June 30, 2013 or 2012.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	633,801	$11.92
Granted	524,124	8.61
Exercised	(900)	0.58
Forfeited/expired	(374,345)	13.70

Outstanding, June 30, 2013	782,680	$8.87	6.51	$2,489

Exercisable, June 30, 2013	25,449	$17.78	4.52	$6

Expected to vest at June 30, 2013	760,639	$8.86	6.51	$2,428

In May 2013, the Company determined that 40,281 stock options granted in 2012 were void as they exceeded a per person annual award limit and entered into a corrected stock option agreement with respect to those stock options. The change did not have a material impact on the Company’s consolidated financial statements but did reduce the number of stock options outstanding as of January 1, 2013. The Company recorded compensation expense of $46 and $192 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013, respectively, for stock option awards. During the three and six months ended June 30, 2012, the Company recorded compensation expense of $979 and $1,068, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2013 was $3 and $7, respectively, and $0 and $43, respectively, for the comparable periods of 2012.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	830,128	$13.71
Granted	287,779	8.49
Vested	(210,654)	12.66
Forfeited	(155,456)	12.84

Nonvested, June 30, 2013	751,797	$12.19	$8,856

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	133,190	$11.76
Granted	156,698	8.58
Vested	(33,541)	17.53
Forfeited	(29,013)	12.01

Nonvested, June 30, 2013	227,334	$8.69	$2,678

The Company recorded compensation of $887 and $2,048 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013, respectively, and $3,615 and $5,147, respectively, for the comparable periods of 2012 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2013, 719,562 shares of restricted stock and 220,491 restricted stock units were expected to vest.

As of June 30, 2013, there was $9,585 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized compensation expense will be fully recognized as expense through the second quarter of 2017.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 10, 2013 the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 35.0% and 33.8% in the three and six months ended June 30, 2013, respectively, as compared to 37.7% and 26.8% in the comparable periods of 2012. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2012, the Company had net operating loss carryforwards of approximately $14,526 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2013. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of both June 30, 2013 and December 31, 2012 was $1,474. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $958.

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

Background

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and a retail program.

Revenue consists primarily of food sales. For the six months ended June 30, 2013, the direct channel accounted for 93% of total revenue compared to 4% for QVC and 3% for retail. For the six months ended June 30, 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

As we began 2013, we renewed our focus to the following key areas: 1) a return to direct marketing fundamentals including building and leveraging our database; 2) margin improvement; 3) product and program innovation; and 4) prioritization of growth initiatives. During the six months ended June 30, 2013, we have reduced the size of the senior management team and reorganized the workforce to align around key priorities resulting in approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards. Gross margins have improved by eliminating free promotional items and process re-engineering and we have worked to reduce our reliance on price discounting. We have improved average selling price through the execution of cross-sell initiatives and reduced discounting as well as improved our reactivation rates. Despite these improvements, we have experienced and expect continued pressure on revenue growth which has hampered marketing efficiency.

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

During the six months ended June 30, 2013, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the six months ended June 30, 2013 and 2012, the direct channel represented 93% and 95%, respectively, of our revenue. Revenues through the direct channel were $90.6 million and $187.7 million in the three and six months ended June 30, 2013 compared to $118.8 million and $240.3 million in the comparable periods of 2012. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in revenue is primarily attributable to declines in new customers and on-program revenue due to a weak response to our 2013 diet season creative and entering 2013 with fewer on-program customers. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)

REVENUE	$97,469	$124,560	$(27,091)	(22)%

COSTS AND EXPENSES:
Cost of revenue	47,716	66,419	(18,703)	(28)%
Marketing	24,250	28,546	(4,296)	(15)%
General and administrative	13,350	19,971	(6,621)	(33)%
Depreciation and amortization	2,342	2,706	(364)	(13)%

Total costs and expenses	87,658	117,642	(29,984)	(25)%

Operating income	9,811	6,918	2,893	42%

OTHER EXPENSE	0	(78)	78	100%

INTEREST EXPENSE, net	(29)	(236)	207	88%

Income before income taxes	9,782	6,604	3,178	48%
INCOME TAX EXPENSE	3,423	2,489	934	38%

Net income	$6,359	$4,115	$2,244	55%

% of revenue
Gross margin	51.0%	46.7%
Marketing	24.9%	22.9%
General and administrative	13.7%	16.0%
Operating income	10.1%	5.6%

Revenue. Revenue decreased to $97.5 million in the second quarter of 2013 from $124.6 million for the second quarter of 2012. The decrease in revenue is primarily attributable to declines in new customers and on-program revenue, slightly offset by increases in average selling price and retail revenue. In the second quarter of 2013, the direct channel accounted for 93% of total revenue compared to 3% for QVC and 4% for retail. In the second quarter of 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other.

Costs and Expenses. Cost of revenue decreased to $47.7 million in the second quarter of 2013 from $66.4 million in the second quarter of 2012. Gross margin as a percent of revenue increased to 51.0% in the second quarter of 2013 from 46.7% for the second quarter of 2012. The increase in gross margin was primarily attributable to continued pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering.

Marketing expense decreased to $24.3 million in the second quarter of 2013 from $28.5 million in the second quarter of 2012. Marketing expense as a percent of revenue increased to 24.9% in the second quarter of 2013 from 22.9% for the second quarter of 2012. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($2.6 million), television production ($1.4 million) and public relations ($565,000). These decreases were offset by an increase in marketing consulting ($447,000). In total, media spending was $20.3 million in the second quarter of 2013 and $22.9 million in the second quarter of 2012.

General and administrative expense decreased to $13.4 million in the second quarter of 2013 compared to $20.0 million in the second quarter of 2012. General and administrative expense as a percent of revenue decreased to 13.7% in the second quarter of 2013 from 16.0% for the second quarter of 2012. The decrease in spending was primarily attributable to lower compensation, benefits and temporary help ($1.4 million), decreased non-cash expense for share-based payment arrangements ($3.3 million) and lower recruiting costs ($529,000) primarily due to severance and related charges of $6.6 million recorded in the second quarter of 2012 related to the cessation of employment of our former President and Chief Executive Officer.

Depreciation and amortization expense decreased to $2.3 million in the second quarter of 2013 compared to $2.7 million in the second quarter of 2012.

Interest Expense, net. Interest expense, net was $29,000 in the second quarter of 2013 compared to $236,000 in the second quarter of 2012 as no amounts were outstanding under the debt facility during the three months ended June 30, 2013. During the three months ended June 30, 2012, we had $30.0 million in borrowings outstanding.

Income Tax Expense. In the second quarter of 2013, we recorded an income tax expense of $3.4 million, which reflects an effective income tax rate of 35.0%. In the second quarter of 2012, we recorded an income tax expense of $2.5 million, which reflects an effective income tax rate of 37.7%. The decrease in the effective income tax rate was due to changes in executive compensation.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)

REVENUE	$202,853	$253,077	$(50,224)	(20)%

COSTS AND EXPENSES:
Cost of revenue	100,069	136,948	(36,879)	(27)%
Marketing	60,566	74,213	(13,647)	(18)%
General and administrative	28,601	36,286	(7,685)	(21)%
Depreciation and amortization	4,891	5,542	(651)	(12)%

Total costs and expenses	194,127	252,989	(58,862)	(23)%

Operating income	8,726	88	8,638	9816%

OTHER EXPENSE	0	(78)	78	100%

INTEREST EXPENSE, net	(82)	(510)	428	84%

Income (loss) before income taxes	8,644	(500)	9,144	1829%
INCOME TAX EXPENSE (BENEFIT)	2,925	(134)	3,059	2283%

Net income (loss)	$5,719	$(366)	$6,085	1663%

% of revenue
Gross margin	50.7%	45.9%
Marketing	29.9%	29.3%
General and administrative	14.1%	14.3%
Operating income	4.3%	0.0%

Revenue. Revenue decreased to $202.9 million in the six months ended June 30, 2013 from $253.1 million in the comparable period of 2012. The revenue decrease occurred primarily due to declines in new customers and on-program revenue, slightly offset by increased reactivation and retail revenue. In the six months ended June 30, 2013, the direct channel accounted for 93% of total revenue compared to 4% for QVC and 3% for retail. In the six months ended June 30, 2012, the direct channel accounted for 95% of total revenue compared to 3% for QVC and 2% for other.

Costs and Expenses. Cost of revenue decreased to $100.1 million in the six months ended June 30, 2013 from $136.9 million in the comparable period of 2012. Gross margin as a percent of revenue increased to 50.7% in the six months ended June 30, 2013 from 45.9% for the comparable period of 2012. The increase in gross margin was primarily attributable to pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering.

Marketing expense decreased to $60.6 million in the six months ended June 30, 2013 from $74.2 million in the comparable period of 2012. Marketing expense as a percent of revenue increased to 29.9% in the six months ended June 30, 2013 from 29.3% for the comparable period of 2012. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($11.6 million), public relations ($1.8 million) and television production ($1.3 million). These decreases were partially offset by an increase in marketing consulting ($801,000). In total, media spending was $51.6 million in the six months ended June 30, 2013 and $63.2 million in the six months ended June 30, 2012.

General and administrative expense decreased to $28.6 million in the six months ended June 30, 2013 from $36.3 million in the comparable period of 2012. General and administrative expense as a percent of revenue decreased to 14.1% in the six months ended June 30, 2013 from 14.3% in the comparable period of 2012. The decreased spending is due to lower compensation, benefits and temporary help ($2.8 million), lower non-cash expense for share-based payment arrangements ($3.8 million), decreased professional, outside and computer services expenses ($1.2 million) and decreased recruiting costs ($494,000). In the six months ended June 30, 2013, we recorded approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards. In the six months ended June 30, 2012, we recorded $6.9 million of severance and related charges.

Depreciation and amortization expense decreased to $4.9 million in the six months ended June 30, 2013 compared to $5.5 million in the six months ended June 30, 2012 due to the normal retirement of certain assets during 2012.

Interest Expense, net. Interest expense, net was $82,000 in the six months ended June 30, 2013 compared to $510,000 in the comparable period of 2012 as no amounts were outstanding under the debt facility during the six months ended June 30, 2013 versus $30.0 million in outstanding borrowings during the comparable period in 2012.

Income Tax Expense (Benefit). In the six months ended June 30, 2013, we recorded an income tax expense of $2.9 million, which reflects an estimated annual effective income tax rate of 33.8%. In the comparable period of 2012, we recorded an income tax benefit of $134,000, which reflects an estimated annual effective income tax rate of 26.8%. Our estimated annual effective income tax rate increased due to changes in executive compensation and charitable contributions.

Contractual Obligations and Commercial Commitments

As of June 30, 2013, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

During the six months ended June 30, 2013, there were no items that significantly impacted our commitments and contingencies as disclosed in the notes to the consolidated financial statements for the year ended December 31, 2012, as included in our Annual Report on Form 10-K. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2013, we had working capital of $28.7 million, compared to working capital of $31.4 million at December 31, 2012. Cash and cash equivalents at June 30, 2013 were $17.1 million, an increase of $899,000 from the balance of $16.2 million at December 31, 2012. In addition, we had $18.0 million invested in short term investments at June 30, 2013 as compared to $3.2 million at December 31, 2012. Our principal sources of liquidity during this period were cash flow from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The $40.0 million credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin, and is also subject to an unused fee payable quarterly. The $40.0 million credit facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The $40.0 million credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of June 30, 2013, no amounts were outstanding under the $40.0 million credit facility.

In the six months ended June 30, 2013, we generated cash flow of $30.0 million from operating activities, an increase of $913,000 from 2012. The increase in cash flow from operations was primarily attributable to a net income during the six months ended June 30, 2013 offset by net changes in operating assets and liabilities.

In the six months ended June 30, 2013, net cash used in investing activities was $18.8 million primarily for purchases of short term investments.

In the six months ended June 30, 2013, net cash used in financing activities was $10.3 million primarily for the payment of dividends.

On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $150.0 million of our outstanding shares of common stock in open-market transactions on the NASDAQ Stock Market or through privately negotiated transactions, including block transactions. This stock repurchase program expired on June 30, 2013.

Subsequent to June 30, 2013, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 19, 2013 to stockholders of record as of August 8, 2013. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations and dividends for the foreseeable future.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the price and availability of certain media.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2013 of $17.1 million were maintained in bank and money market accounts. Additionally, we have $18.0 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 10, 2013 the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2013, provided however that 19,225 shares, at an average purchase price of $8.74, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Performance-Based Restricted Stock Unit Grant Agreement.

10.2	Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan.

10.3	Performance-Based Restricted Stock Unit Grant Agreement for Keira Krausz.

10.4	Letter Agreement, dated May 21, 2013, between Nutrisystem, Inc. and Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 21, 2013.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	August 6, 2013
Dawn M. Zier
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ Michael P. Monahan	August 6, 2013
Michael P. Monahan
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

10.1	Form of Performance-Based Restricted Stock Unit Grant Agreement.

10.2	Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan.

10.3	Performance-Based Restricted Stock Unit Grant Agreement for Keira Krausz.

10.4	Letter Agreement, dated May 21, 2013, between Nutrisystem, Inc. and Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 21, 2013.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document