Form 10-Q
period 2013-09-30
NUTRI SYSTEM INC /DE/
filed 2013-11-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2013:

Common Stock, $.001 par value	28,724,054 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and par value amounts)

	September 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,353	$16,186
Short term investments	22,765	3,205
Receivables	9,281	8,487
Inventories	15,856	23,637
Prepaid income taxes	241	4,531
Deferred income taxes	2,158	2,969
Other current assets	4,251	7,160

Total current assets	72,905	66,175

FIXED ASSETS, net	27,195	28,003

OTHER ASSETS	5,100	4,228

Total assets	$105,200	$98,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,788	$23,192
Accrued payroll and related benefits	5,498	1,326
Deferred revenue	5,174	3,343
Accrued settlement	5,000	0
Other accrued expenses and current liabilities	7,298	6,911

Total current liabilities	47,758	34,772

NON-CURRENT LIABILITIES	3,243	3,525

Total liabilities	51,001	38,297

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value (5,000,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000,000 shares authorized; shares issued – 28,865,396 at September 30, 2013 and 28,631,464 at December 31, 2012)	29	29
Additional paid-in capital	22,011	18,466
Treasury stock, at cost, 141,342 shares at September 30, 2013 and 72,561 shares at December 31, 2012	(1,259)	(636)
Retained earnings	33,406	42,254
Accumulated other comprehensive income (loss)	12	(4)

Total stockholders’ equity	54,199	60,109

Total liabilities and stockholders’ equity	$105,200	$98,406

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE	$85,360	$81,276	$288,213	$334,353

COSTS AND EXPENSES:
Cost of revenue	47,627	43,835	147,696	180,783
Marketing	19,983	18,458	80,549	92,671
General and administrative	14,336	14,490	42,937	50,776
Depreciation and amortization	1,912	2,570	6,803	8,112

Total costs and expenses	83,858	79,353	277,985	332,342

Operating income	1,502	1,923	10,228	2,011

OTHER EXPENSE	0	0	0	(78)

INTEREST EXPENSE, net	(41)	(244)	(123)	(754)

Income before income taxes	1,461	1,679	10,105	1,179

INCOME TAX EXPENSE (BENEFIT)	1,105	(911)	4,030	(1,045)

Net income	$356	$2,590	$6,075	$2,224

BASIC INCOME PER COMMON SHARE	$0.01	$0.09	$0.21	$0.07

DILUTED INCOME PER COMMON SHARE	$0.01	$0.09	$0.21	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	27,983	27,562	27,974	27,442

Diluted	28,261	27,801	28,160	27,642

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$356	$2,590	$6,075	$2,224

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	0	0	0	78
Short term investments:
Unrealized gains on short term investments, net of income tax expense of $22, $19, $7 and $20, respectively	40	36	12	38
Reclassification adjustments, net of income tax expense of $2	0	0	4	0

Short term investments, net	40	36	16	38

Interest rate swaps:
Unrealized loss on interest rate swaps, net of income tax benefit of $15 and $39, respectively for 2012	0	(31)	0	(76)

Other comprehensive income, net of tax	40	5	16	40

Comprehensive income	$396	$2,595	$6,091	$2,264

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, January 1, 2013	28,631,464	$29	$18,466	$(636)	$42,254	$(4)	$60,109

Net income	0	0	0	0	6,075	0	6,075
Share-based compensation expense	233,032	0	4,031	0	0	0	4,031
Exercise of stock options	900	0	0	0	0	0	0
Equity compensation awards, net	0	0	(486)	0	0	0	(486)
Cash dividends	0	0	0	0	(14,923)	0	(14,923)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(623)	0	0	(623)
Other comprehensive income, net of tax	0	0	0	0	0	16	16

BALANCE, September 30, 2013	28,865,396	$29	$22,011	$(1,259)	$33,406	$12	$54,199

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,075	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,803	8,112
Loss on disposal of fixed assets	110	6
Share–based compensation expense	4,031	8,181
Deferred income tax benefit	(642)	(4,229)
Other non-cash charges	43	57
Changes in operating assets and liabilities:
Accrued interest	0	(11)
Receivables	(794)	6,221
Inventories	7,781	14,806
Other assets	2,952	5,207
Accounts payable	1,402	(11,052)
Accrued payroll and related benefits	4,172	2,927
Deferred revenue	1,831	(630)
Income taxes	4,264	3,063
Accrued settlement	5,000	0
Other accrued expenses and liabilities	517	288

Net cash provided by operating activities	43,545	35,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(23,536)	(10,298)
Proceeds from sales of short term investments	3,952	245
Capital additions	(6,351)	(8,306)
Proceeds from the sale of fixed assets	28	0

Net cash used in investing activities	(25,907)	(18,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	0	10
Taxes related to equity compensation awards, net	(548)	(859)
Payment of dividends	(14,923)	(14,882)

Net cash used in financing activities	(15,471)	(15,731)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,167	1,080
CASH AND CASH EQUIVALENTS, beginning of period	16,186	47,594

CASH AND CASH EQUIVALENTS, end of period	$18,353	$48,674

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except share and per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and retail programs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Cash and Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2013 and December 31, 2012, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments at September 30, 2013, consist of investments in government and agency securities and corporate debt securities. Short term investments at December 31, 2012, consisted of investments in corporate debt securities and time deposits with original maturities of greater than three months at the time of purchase. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of related tax effects.

At September 30, 2013, cash and cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$16,396	$0	$0	$16,396
Money market account	1,957	0	0	1,957
Government and agency securities	16,226	30	(15)	16,241
Corporate debt securities	6,520	33	(29)	6,524

	$41,099	$63	$(44)	$41,118

At December 31, 2012, cash and cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,323	$0	$0	$9,323
Money market account	6,863	0	0	6,863
Corporate debt securities	1,692	14	(24)	1,682
Time deposits	1,519	4	0	1,523

	$19,397	$18	$(24)	$19,391

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,861 and $10,511 at September 30, 2013 and December 31, 2012, respectively.

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. The Company also sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website or via telephone by the customer and the product is shipped to the customer. Revenue from the retail programs is recognized typically when the product is received at the seller’s location.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2013 was $2,532 and $9,020, respectively, and $2,511 and $8,668 for the three and nine months ended September 30, 2012, respectively. The reserve for estimated returns incurred but not received and processed was $934 and $652 at September 30, 2013 and December 31, 2012, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges were $460 and $1,662 for the three and nine months ended September 30, 2013, respectively, and $355 and $2,075 for the three and nine months ended September 30, 2012, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 15% and 12% of inventory purchases for the nine months ended September 30, 2013 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the nine months ended September 30, 2012, these suppliers provided approximately 16% and 13% of inventory purchases. In the three months ended September 30, 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract. This charge is included in cost of revenue in the accompanying consolidated statements of operations.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2013, the Company reduced cost of revenue by $205 and $897, respectively, for these rebates. For the comparable periods of 2012, cost of revenue was reduced by $310 and $1,257, respectively. A receivable of $0 and $637 at September 30, 2013 and December 31, 2012, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. At September 30, 2013, no receivable has been recorded as the Company is currently evaluating whether the rebates can be achieved for the rebate period based on current purchasing levels. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2013 and December 31, 2012.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$1,957	$1,957
Government and agency securities	16,241	16,241
Corporate debt securities	6,524	6,524

Total assets	$24,722	$24,722

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$6,863	$6,863
Corporate debt securities	1,682	1,682
Time deposits	1,523	1,523

Total assets	$10,068	$10,068

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$356	$2,590	$6,075	$2,224
Net income allocated to unvested restricted stock	(10)	(91)	(147)	(235)

Net income allocated to common shares	$346	$2,499	$5,928	$1,989

Weighted average shares outstanding:
Basic	27,983	27,562	27,974	27,442
Effect of dilutive securities	278	239	186	200

Diluted	28,261	27,801	28,160	27,642

Basic income per common share	$0.01	$0.09	$0.21	$0.07

Diluted income per common share	$0.01	$0.09	$0.21	$0.07

In the three and nine months ended September 30, 2013, common stock equivalents representing 405,979 and 1,041,797 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three and nine months ended September 30, 2012, common stock equivalents representing 953,515 and 854,158 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $340 and $50 in the nine months ended September 30, 2013 and 2012, respectively. Interest payments in the nine months ended September 30, 2013 and 2012 were $91 and $700, respectively. For the nine months ended September 30, 2013, the Company had non-cash capital additions of $343 for unpaid invoices in accounts payable and accrued expenses. For the nine months ended September 30, 2012, the Company had non-cash capital additions of $404 for unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11 which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or the tax law does not require the company to use and the company does not expect to use the applicable deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this standard did not impact the Company’s consolidated financial statements.

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

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and nine months ended September 30, 2013, the Company incurred no interest expense and $26 and $91 in an unused line fee, respectively. In the comparable periods of 2012, the Company incurred $234 and $557 in interest and $53 and $159 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of September 30, 2013, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility by the Company, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At September 30, 2013, the Company had $148 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 900 and 6,768 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, employees surrendered to the Company 68,781 and 92,801 shares of common stock, respectively, valued at $623 and $1,036, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Subsequent to the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, any of such shares are now included in treasury stock. Previously, these shares were retired. Also, in the nine months ended September 30, 2013 and 2012, the Company issued 50,610 and 64,508 shares of common stock, respectively, as compensation to board members and third-party marketing vendors pursuant to their respective contracts. Costs recognized for these stock grants issued and those previously issued were $650 and $552 for the nine months ended September 30, 2013 and 2012, respectively. During each of the quarters in the periods ended September 30, 2013 and 2012, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	633,801	$11.92
Granted	535,853	8.68
Exercised	(900)	0.58
Forfeited/expired	(374,345)	13.70

Outstanding, September 30, 2013	794,409	$8.91	6.27	$4,470

Exercisable, September 30, 2013	31,868	$17.09	4.38	$36

Expected to vest at September 30, 2013	774,117	$8.90	6.27	$4,363

In May 2013, the Company determined that 40,281 stock options granted in 2012 were void as they exceeded a per person annual award limit and entered into a corrected stock option agreement with respect to those stock options. The change did not have a material impact on the Company’s consolidated financial statements but did reduce the number of stock options outstanding as of January 1, 2013. The Company recorded compensation expense of $84 and $276 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, for stock option awards. During the three and nine months ended September 30, 2012, the Company recorded compensation expense of $41 and $1,109, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2013 was $0 and $7, respectively, and $21 and $64, respectively, for the comparable periods of 2012.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	830,128	$13.71
Granted	308,337	8.72
Vested	(245,245)	12.99
Forfeited	(159,456)	12.73

Nonvested, September 30, 2013	733,764	$12.07	$10,552

Additionally, the Company grants performance-based and market-based restricted stock units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 150% of the original units granted. The Company recognizes expense ratably over the vesting period for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2013	133,190	$11.76
Granted	162,063	8.68
Vested	(33,541)	17.53
Forfeited	(29,013)	12.01

Nonvested, September 30, 2013	232,699	$8.76	$3,346

The Company recorded compensation of $1,057 and $3,105 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, and $1,373 and $6,520, respectively, for the comparable periods of 2012 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2013, 702,431 shares of restricted stock and 225,588 restricted stock units were expected to vest.

As of September 30, 2013, there was $8,732 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.3 years. The total unrecognized compensation expense will be fully recognized as expense through the third quarter of 2017.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 12, 2013 the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 75.6% and 39.9% in the three and nine months ended September 30, 2013. The Company recorded income taxes at an income tax rate applied to income before income taxes of (54.3)% and (88.6)% in the three and nine months ended September 30, 2012, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2012, the Company had net operating loss carryforwards of approximately $14,526 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2013. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of both September 30, 2013 and December 31, 2012 was $1,474. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $958.

In the three months ended September 30, 2013, the Company recorded a charge of $800 to establish a valuation allowance against its deferred tax asset generated for charitable contributions. The Company recorded a valuation allowance to reduce the deferred tax asset to an amount it expects is more likely than not to be realized due to the short carryforward period for this temporary difference. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize these deferred tax assets, net of the valuation allowance.

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

Background

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and retail programs.

Revenue consists primarily of food sales. For the nine months ended September 30, 2013, the direct channel accounted for 92% of total revenue compared to 4% for QVC and 4% for retail. For the nine months ended September 30, 2012, the direct channel accounted for 96% of total revenue compared to 3% for QVC and 1% for other. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

Our mix of revenue for the direct channel can be divided into three categories. First, new customer revenue is all revenue within a quarter from customers joining within that quarter. New customer revenue is the main driver of revenue growth. Second, on-program revenue is all revenue from customers who joined in previous quarters but who are still within their first nine months on the program. Third, reactivation revenue is all revenue generated from customers who are more than nine months from their initial purchase.

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable due to the current instability in general economic conditions. Additionally, we initiated a concerted effort to improve lifetime customer economics, length of stay, and overall customer satisfaction and have recently upgraded our eCommerce platform and website. We are able to test new commercials and offers, as well as, improvements to our website to allow us to be more responsive to customer needs and attempt to drive conversion. Our product offerings have expanded to include frozen foods, and we entered into the retail channel and introduced the Nutrisystem® D® program during the last several years. Further, we have taken steps to reduce our overall operating costs.

Over the past several years our financial performance has been adversely impacted by a number of factors, including the economic downturn, declines in consumers’ discretionary spending and increased competitive activity. We believe these factors have primarily driven the decline in the number of new customer starts.

As we began 2013, we renewed our focus to the following key areas: 1) a return to direct marketing fundamentals including building and leveraging our database; 2) margin improvement; 3) product and program innovation; and 4) prioritization of growth initiatives. During the nine months ended September 30, 2013, we have reduced the size of the senior management team and reorganized the workforce to align around key priorities resulting in approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards. Gross margins have been aided by eliminating unprofitable free promotional items and process re-engineering. These positive margin items have been partially offset by a $5.0 million charge recorded in the three months ended September 30, 2013 to settle certain disputes that had arisen with a supplier over a legacy contract. We have improved average selling price through the execution of cross-sell initiatives and reduced discounting as well as improved our reactivation rates. Despite these improvements as well as revenue growth in the three months ended September 30, 2013 as compared to three months ended September 30, 2012, revenue for the nine months ended September 30, 2013 remains down as compared to the comparable period of 2012.

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

During the nine months ended September 30, 2013, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the nine months ended September 30, 2013 and 2012, the direct channel represented 92% and 96%, respectively, of our revenue. Revenues through the direct channel were $77.3 million and $265.0 million in the three and nine months ended September 30, 2013 compared to $79.6 million and $319.9 million in the comparable periods of 2012. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The decrease in revenue is primarily attributable to declines in new customers from the first half of 2013 due to a weak response to our 2013 diet season advertising. Additionally, decreased on-program revenue contributed to the decline as we entered 2013 with fewer on-program customers and had fewer new customers in the first half of 2013. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)

REVENUE	$85,360	$81,276	$4,084	5%

COSTS AND EXPENSES:
Cost of revenue	47,627	43,835	3,792	9%
Marketing	19,983	18,458	1,525	8%
General and administrative	14,336	14,490	(154)	(1)%
Depreciation and amortization	1,912	2,570	(658)	(26)%

Total costs and expenses	83,858	79,353	4,505	6%

Operating income	1,502	1,923	(421)	(22)%

INTEREST EXPENSE, net	(41)	(244)	203	83%

Income before income taxes	1,461	1,679	(218)	(13)%
INCOME TAX EXPENSE (BENEFIT)	1,105	(911)	2,016	221%

Net income	$356	$2,590	$(2,234)	(86)%

% of revenue
Gross margin	44.2%	46.1%
Marketing	23.4%	22.7%
General and administrative	16.8%	17.8%
Operating income	1.8%	2.4%

Revenue. Revenue increased to $85.4 million in the third quarter of 2013 from $81.3 million for the third quarter of 2012. The increase in revenue is primarily attributable to a greater number of new customers and increased retail, QVC and reactivation revenue slightly offset by decreases in on-program revenue. In the third quarter of 2013, the direct channel accounted for 91% of total revenue compared to 5% for QVC and 4% for retail. In the third quarter of 2012, the direct channel accounted for 98% of total revenue compared to 2% for QVC.

Costs and Expenses. Cost of revenue increased to $47.6 million in the third quarter of 2013 from $43.8 million in the third quarter of 2012. Gross margin as a percent of revenue decreased to 44.2% in the third quarter of 2013 from 46.1% for the third quarter of 2012. In the third quarter of 2013, we recorded a $5.0 million charge to settle certain disputes that had arisen with a supplier over a legacy contract. Additionally, we had a higher mix of lower margin products in the third quarter of 2013 as compared to the third quarter of 2012. These increases were partially offset by our continued pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering.

Marketing expense increased to $20.0 million in the third quarter of 2013 from $18.5 million in the third quarter of 2012. Marketing expense as a percent of revenue increased to 23.4% in the third quarter of 2013 from 22.7% for the third quarter of 2012. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for television production ($1.0 million) and advertising media ($867,000). These increases were offset by a decrease in public relations ($282,000). In total, media spending was $15.7 million in the third quarter of 2013 and $14.8 million in the third quarter of 2012.

General and administrative expense decreased to $14.3 million in the third quarter of 2013 compared to $14.5 million in the third quarter of 2012. General and administrative expense as a percent of revenue decreased to 16.8% in the third quarter of 2013 from 17.8% for the third quarter of 2012. The prior period of 2012 included a $2.1 million impairment charge related to advances paid to a frozen food supplier. Additionally, non-cash expense for share based payment arrangements decreased ($318,000). These decreases were offset by an increase in compensation, benefits, and temporary help ($2.4 million).

Depreciation and amortization expense decreased to $1.9 million in the third quarter of 2013 compared to $2.6 million in the third quarter of 2012 due to the normal retirement of capital expenditures on both our website and assets purchased when we relocated our corporate headquarters.

Interest Expense, net. Interest expense, net was $41,000 in the third quarter of 2013 compared to $244,000 in the third quarter of 2012 as no amounts were outstanding under the debt facility during the three months ended September 30, 2013. During the three months ended September 30, 2012, we had $30.0 million in borrowings outstanding.

Income Tax Expense (Benefit). In the third quarter of 2013, we recorded an income tax expense of $1.1 million, which reflects an effective income tax rate of 75.6%. In the third quarter of 2012, we recorded an income tax benefit of $911,000, which reflects an effective income tax rate of (54.3)%. In the third quarter of 2013, we recorded a charge of $800,000 to record a valuation allowance against the deferred tax asset generated for our charitable contributions that might not be realized due to the short carryforward period for this temporary difference. Additionally, the change in the effective income tax rate was due to changes in executive compensation.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)

REVENUE	$288,213	$334,353	$(46,140)	(14)%

COSTS AND EXPENSES:
Cost of revenue	147,696	180,783	(33,087)	(18)%
Marketing	80,549	92,671	(12,122)	(13)%
General and administrative	42,937	50,776	(7,839)	(15)%
Depreciation and amortization	6,803	8,112	(1,309)	(16)%

Total costs and expenses	277,985	332,342	(54,357)	(16)%

Operating income	10,228	2,011	8,217	409%

OTHER EXPENSE	0	(78)	78	100%

INTEREST EXPENSE, net	(123)	(754)	631	84%

Income before income taxes	10,105	1,179	8,926	757%
INCOME TAX EXPENSE (BENEFIT)	4,030	(1,045)	5,075	486%

Net income	$6,075	$2,224	$3,851	173%

% of revenue
Gross margin	48.8%	45.9%
Marketing	27.9%	27.7%
General and administrative	14.9%	15.2%
Operating income	3.5%	0.6%

Revenue. Revenue decreased to $288.2 million in the nine months ended September 30, 2013 from $334.4 million in the comparable period of 2012. The revenue decrease occurred primarily due to declines in on-program revenue and new customers, slightly offset by increased retail, reactivation and QVC revenue. In the nine months ended September 30, 2013, the direct channel accounted for 92% of total revenue compared to 4% for QVC and 4% for retail. In the nine months ended September 30, 2012, the direct channel accounted for 96% of total revenue compared to 3% for QVC and 1% for other.

Costs and Expenses. Cost of revenue decreased to $147.7 million in the nine months ended September 30, 2013 from $180.8 million in the comparable period of 2012. Gross margin as a percent of revenue increased to 48.8% in the nine months ended September 30, 2013 from 45.9% for the comparable period of 2012. The increase in the gross margin percent was primarily attributable to pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering. These items offset a higher mix of lower margin products and a $5.0 million charge to settle certain disputes that had arisen with a supplier over a legacy contract.

Marketing expense decreased to $80.5 million in the nine months ended September 30, 2013 from $92.7 million in the comparable period of 2012. Marketing expense as a percent of revenue increased to 27.9% in the nine months ended September 30, 2013 from 27.7% for the comparable period of 2012. Substantially all marketing spending promoted the direct business. The decrease in marketing expense was primarily attributable to decreased spending for advertising media ($10.7 million) and public relations ($2.1 million). These decreases were partially offset by an increase in marketing consulting ($1.0 million). In total, media spending was $67.3 million in the nine months ended September 30, 2013 and $78.0 million in the nine months ended September 30, 2012.

General and administrative expense decreased to $42.9 million in the nine months ended September 30, 2013 from $50.8 million in the comparable period of 2012. General and administrative expense as a percent of revenue decreased to 14.9% in the nine months ended September 30, 2013 from 15.2% in the comparable period of 2012. In the nine months ended September 30, 2013, we recorded approximately $1.4 million in severance, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards offset by decreased spending for professional, outside and computer services expense of $1.2 million. In the prior period of 2012, we recorded an impairment charge of $2.1 million related to advances paid to a frozen food supplier and $7.7 million of severance and related charges.

Depreciation and amortization expense decreased to $6.8 million in the nine months ended September 30, 2013 compared to $8.1 million in the nine months ended September 30, 2012 due to the normal retirement of capital expenditures on both our website and assets purchased when we relocated our corporate headquarters.

Interest Expense, net. Interest expense, net was $123,000 in the nine months ended September 30, 2013 compared to $754,000 in the comparable period of 2012 as no amounts were outstanding under the debt facility during the nine months ended September 30, 2013 versus $30.0 million in outstanding borrowings during the comparable period in 2012.

Income Tax Expense (Benefit). In the nine months ended September 30, 2013, we recorded an income tax expense of $4.0 million, which reflects an estimated annual effective income tax rate of 39.9%. In the comparable period of 2012, we recorded an income tax benefit of $1.0 million, which reflects an estimated annual effective income tax rate of (88.6)%. In the third quarter of 2013, we recorded a charge of $800,000 to record a valuation allowance against the deferred tax asset generated for our charitable contributions that might not be realized due to the short carryforward period for this temporary difference. In addition to the valuation allowance, the change in the estimated annual effective income tax rate was due to higher pre-tax income levels and changes in executive compensation.

Contractual Obligations and Commercial Commitments

As of September 30, 2013, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, operating leases and employment contracts. In October 2013, we entered into a new supply agreement with a food vendor that specified minimum purchase commitments over a five year period. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2013, we had working capital of $25.1 million, compared to working capital of $31.4 million at December 31, 2012. Cash and cash equivalents at September 30, 2013 were $18.4 million, an increase of $2.2 million from the balance of $16.2 million at December 31, 2012. In addition, we had $22.8 million invested in short term investments at September 30, 2013 as compared to $3.2 million at December 31, 2012. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The $40.0 million credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin, and is also subject to an unused fee payable quarterly. The $40.0 million credit facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The $40.0 million credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of September 30, 2013, no amounts were outstanding under the $40.0 million credit facility.

In the nine months ended September 30, 2013, we generated cash flow of $43.5 million from operating activities, an increase of $8.4 from 2012. The increase in cash flow from operations was primarily attributable to an increase in net income during the nine months ended September 30, 2013.

In the nine months ended September 30, 2013, net cash used in investing activities was $25.9 million primarily for purchases of short term investments.

In the nine months ended September 30, 2013, net cash used in financing activities was $15.5 million primarily for the payment of dividends.

Subsequent to September 30, 2013, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 18, 2013 to stockholders of record as of November 7, 2013. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2013 of $18.4 million were maintained in bank and money market accounts. Additionally, we have $22.8 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 12, 2013 the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. The Company believes that plaintiff’s claims against the Company are without merit and intends to defend the litigation vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended September 30, 2013, provided however that 9,751 shares, at an average purchase price of $11.94, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Second Amendment and Modification to Credit Agreement effective as of August 13, 2013, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders parties thereto, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on August 15, 2013.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 6, 2013
Dawn M. Zier
President and Chief Executive Officer
(principal executive officer)

BY:	/S/ Michael P. Monahan	November 6, 2013
Michael P. Monahan
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

No.	Description

10.1	Second Amendment and Modification to Credit Agreement effective as of August 13, 2013, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders parties thereto, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on August 15, 2013.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document