Form 10-K
period 2013-12-31
NUTRI SYSTEM INC /DE/
filed 2014-03-10
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center
600 Office Center Drive
Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Large Accelerated Filer   ☐        Accelerated Filer   ☒         Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, was $333,618,093. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Stock Market on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 28, 2014: 28,669,225 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the United States Securities and Exchange Commission (the “SEC”) for Nutrisystem, Inc.’s annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business of, any of our food suppliers;

•	loss, or disruption in the business, of our fulfillment provider;

•	disruptions in the shipping of our food products;

•	health or advertising related claims by consumers;

•	failure to attract or negative publicity with respect to any of our spokespersons;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	general business and economic conditions, particularly the pace, continuation, and possible reversal of the recovery in the worldwide economy;

•	the seasonal nature of our business;

•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

•	our inability to recruit and retain key executive officers; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of structured home-delivered weight loss meal plans featuring low-calorie, portion-controlled and nutritionally balanced items. Typically, our customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners, snacks and desserts, which they supplement with fresh fruits, vegetables and dairy. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), in which we send a 28-day food supply on an ongoing basis until notified by the customer to stop our shipments. We offer personalized plans where customers can hand pick their entire menu or go with our pre-selected favorites food pack. Our meal plans feature more than 150 menu options at different price points including frozen and ready-to-go entrees, desserts, snacks and shakes. Additionally, we offer complimentary, optional counseling from trained weight loss counselors, registered dietitians and certified diabetes educators and provide further support through our online community and tools.

Our program is based on the following cornerstones that represent who we are to our customers:

Real Results. We believe our program enables our customers to lose weight successfully. Our program is portioned for weight loss and offers a balance of carbohydrate, protein and fat that meets national dietary guidelines. We also offer transition and maintenance plans, which include support tools and desired menu options that customers wish to continue to receive from Nutrisystem. These plans are designed to help our customers keep the weight off.

Sound Science. The Nutrisystem program is based on over 40 years of nutrition research and the science of the low Glycemic Index, and offers portion-controlled items that include relatively higher amounts of fiber, contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the Glycemic Index are generally considered “good” carbohydrates.

Complete Convenience. We sell our weight management program primarily through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can order 24 hours a day, seven days a week on our website, www.nutrisystem.com, and the food is shipped directly to the customer’s door. Our customers can either choose our pre-selected favorites food pack or customize their monthly food orders for their specific tastes or dietary needs. Our program does not require customers to visit centers, measure foods or count calories. The entrees are individually packaged and food preparation time is minimal. The direct-to-consumer approach using the Internet and telephone provides the privacy that our customers value. We provide online and telephone counseling and support to our customers using our trained weight loss counselors, registered dietitians and other nutrition and dietary staff, and thus, our customers do not need to travel for a face-to-face meeting.

Value. We believe we are very competitively priced within the weight management industry. We do not charge membership fees. Various promotional offers and pricing are offered throughout the year.

Competitive Strengths

We believe our program offers consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods. We intend to capitalize on the following competitive strengths:

Product Efficacy. We believe most of our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer research found that customers lost an average of 1.0 to 2.0 pounds per week and tended to stay on the program for 11 to 12 weeks. We believe our research indicates overall satisfaction with our program and a potential willingness to refer our program to others.

We have also sponsored clinical trials at leading academic centers in patients with type 2 diabetes. Statistically significant and clinically meaningful weight loss and improvements in glycemic control were observed, in addition to improvements in secondary endpoints such as waist circumference, total plasma cholesterol and blood pressure.

Strong Brand Recognition. We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for over 40 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

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

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers primarily place their orders through the Internet or over the telephone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with a month of food, including daily breakfast, lunch, dinner and dessert, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, whereas many of our competitors do.

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. The 2011-2012 National Health and Nutrition Examination Study estimated that more than one-third of U.S. adults were obese in 2011-2012 and the World Health Organization projects that by 2015, 2.3 billion people will be overweight and 700 million of these will be obese. Obesity is increasingly prevalent in children and studies have shown for the first time significant emergence of diseases such as type 2 diabetes in adolescents and young adults.

According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. However, there is evidence that weight loss may reduce the risk of developing these conditions, as well as improve the health and quality of life of people who have these conditions. Our clinical trial results suggest and analyses of real world customer results confirm that people who stay on the Nutrisystem program for at least three months have a high probability of achieving clinically meaningful weight loss.

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

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and other medically supervised programs. Our identified peers and competitors include, but are not limited to, Atkins Nutritionals, Inc., eDiets.com, Jenny Craig, Medifast, Inc. and Weight Watchers International, Inc.

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

Our Products and Services

For over 40 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program, online tools and counseling. Typically, our customers purchase monthly food packages of frozen and ready-to-go food containing 28 days of breakfasts, lunches, dinners, snacks and desserts, which they supplement with fresh fruits, vegetables and dairy. Most customers order through our Auto-Delivery feature. Trained counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information through hosted Internet chat rooms and bulletin boards. These services are complemented with relevant information on diet, nutrition and physical activity, including a personalized “My Daily 3®” physical activity program. Additionally, online weight management tools are available to our customers. These tools include the interactive Mindset Makeover® guide, a behavior modification program that is offered to our customers free of charge. This insightful and motivational guide walks customers through the program and can serve as an interactive tool for our counselors to use to facilitate communication and enhance weight loss success for our customers.

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

In December 2013, we launched Nutrisystem My Way, a program tailored to the individual’s metabolism, along with our Fast 5™ kit, a one-week kick start that can help customers lose five pounds in their first week of dieting. A large and growing body of scientific evidence suggests a key predictor of long-term weight loss success is quick, early results, which Fast 5 is designed to deliver. Fast 5 includes seven days of breakfasts, lunches, and dinners, plus all-new shakes with formulations for men and women to meet their unique nutritional needs. The Nutrisystem® My Way® program uses an algorithm to estimate each customer’s metabolic rate in order to create a customized program tailored to the amount of calories needed for healthy weight loss. Customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss. The Nutrisystem My Way program delivers a combination of portion-controlled foods and an eating plan based on slow digesting carbohydrates and fiber, designed to help keep blood sugar levels stable throughout the day minimizing hunger spikes and the feelings of deprivation that cause cravings.

Additionally, we introduced new 5-day Jumpstart Your Weight Loss Kits in 2013 which were available exclusively at Walmart and represent a significant departure from our traditional 28-day program. We offer a core 5-day kit, a “D” kit targeted to individuals with or at risk of type 2 diabetes, as well as SmartCarb and PowerFuel products including blueberry muffins, cinnamon buns, vanilla shakes, chocolate shakes and chocolate chip cookie packs, designed to complement the “D” kit. This partnership with Walmart provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point. We are seeing repeat business at Walmart as well as multiple kit purchases, indicating that customers are seeing results or enlisting other family members to diet with them. Also, we continue to offer our program at Costco through the use of prepaid program cards and gift cards. We are actively developing our retail product pipeline and we expect to have additional products/kits to launch in retail.

The Nutrisystem® D® Program is a weight loss program specifically designed to produce gradual weight loss in overweight persons with, or at risk for, diabetes. It provides nutrition consistent with the guidelines of the American Diabetes Association. Two randomized controlled trials published in peer-reviewed medical journals found the Nutrisystem D program, in combination with counseling sessions, produced statistically and clinically meaningful improvements in weight, HbA1c (a key measure of blood glucose control), and several other risk factors. Notably, improvements in diabetes control were observed despite a reduction in diabetes medications among participants who received the Nutrisystem D intervention. A third study, utilizing continuous glucose monitoring technology, found improvements in blood glucose control when subjects used the Nutrisystem D program, even before the achievement of significant weight loss.

By offering a variety of frozen and ready-to-go foods, we help our customers sustain their weight loss efforts. On our website, customers can order food 24 hours a day, seven days a week. The transition and maintenance plans allow customers the means to gradually increase their responsibility for grocery shopping and food preparation while adhering to the principles of the Nutrisystem approach. These lower cost programs help extend the supportive relationship and allow time to reinforce the dietary changes that produced the initial weight loss. These plans include recipes and portion-control tools in addition to a reduced number of Nutrisystem® entrees delivered each month.

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

Our food items have accounted for 99% of our revenues for each of the years ended December 31, 2013, 2012 and 2011. No other product or service has accounted for more than 1% of our revenue in any of the last three years. In the years ended December 31, 2013, 2012 and 2011, approximately 99%, 98% and 97%, respectively, of our revenues were generated in the United States.

The Customer Experience

Our sales, marketing, ecommerce, and service operations seek to understand our customers’ needs throughout their weight loss and management journey, so we can develop effective and compelling products and services. Through a combination of consumer research and data management, we personalize the introduction, on-boarding, weight loss, transition and maintenance phases of our customers’ experience.

We run an efficient and effective business and are committed to ongoing professional development for all of our team members.

Introduction/Acquisition

We attract new customers via direct response television, online marketing (search engine marketing, search engine optimization, affiliate marketing, display advertising, partnerships, retargeting and email), direct mail, print advertisements and a variety of other direct marketing efforts. We have a fully integrated acquisition enterprise. Response is tracked to the specific vehicle, and analytic models are used to attribute other orders back to the response source, in order to closely manage the effectiveness of our specific direct marketing efforts.

The majority of our new customers buy via our website. We consistently seek to refine our sales conversion funnel through thoughtful testing to improve the learning and buying experience for prospects and to increase conversion rates.

We also have an in-house call center. Staffing levels fluctuate seasonally and are aligned to marketing spend and consequent call volume. Sales agents, paid primarily on commission, take in-bound responses from our advertisements, and personalize the weight loss plan for each customer. They also make out-bound calls to our leads.

On-Boarding

To help customers get off to a strong, successful and simple start, we provide both printed materials in their shipments of food (including a My Way Made Easy magazine, a Quick-Start guide, a Dining Out booklet and a Daily Food Tracker) and a robust set of personalized online tools and trackers. Customers are encouraged to join our large online community of customers past and present and we are active in social media to engage in conversations with our customers.

On-Program

We use customer preferences to offer a variety of additional products and services that help customers while on the path to their weight loss goals. These sales are made via our website, emails and newsletters, and our call center.

We also offer complementary counseling services for our customers. We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable, compassionate personalities to help and support our customers as they begin their weight loss journey. Counselors are trained in our programs, motivational techniques and problem solving. Counselors take in-bound requests for help and also reach out to customers via email and phone.

Transition and Maintenance

As customers reach their weight loss goals, we offer transition and maintenance programs that provide products and guidance that combine the right amount of structure and flexibility. These programs are offered online, via email marketing, and via our call center’s retention agents.

Return/Reactivation

Because we realize that weight management is a lifelong process, and that customers may need our programs again from time to time, we reach out to past customers to attempt to put them back on structured programs as needed. We attract past customers primarily via our advertising vehicles, targeted emails, and data-driven direct mail attempts.

Customer Service

We are committed to the highest levels of customer service. Our representatives are trained to answer questions and solve problems once a purchase has been made. Customers contact us via email and phone. Typical inquiries concern delivery dates, reported missing or damaged items, and requests for credits or exchanges. For email inquiries, we have a software system that scans the customer’s email for key words and automatically supplies the representative with a response that is then reviewed, edited, and sent to the customer. We regularly review customer satisfaction levels and improve our practices accordingly.

Public Relations

We conduct a proactive public relations program that is designed to garner positive coverage of Nutrisystem and our weight management programs across all media platforms including television, magazine, print, online news, bloggers and social media, particularly around the key dieting seasons. In addition, the public relations team supports an executive communication program to broadly support the Nutrisystem brand.

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

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. We currently utilize five outsourced distribution facilities. Three are located in Pennsylvania (Allentown, Bethlehem and Chambersburg) and two in Nevada (both in Sparks). As of December 31, 2013, all fulfillment was being handled by one outsourced provider.

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

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2013, approximately 98% of all ready-to-go customer initial orders were shipped within three business days of the date the order was received. Additionally, approximately 97% of all frozen customer initial orders were shipped within four business days of the date the order was received. We can also deliver to approximately 99% of the domestic population within five business days using standard ground transportation.

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

Product Development

All of our foods and supplements are currently outsourced from more than 30 manufacturers or vendors. We have entered into supply agreements with some of these food vendors. Several of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. These contracts may be terminated by us upon written notice, generally between 30 and 180 days, or under certain circumstances only upon a default of the vendor. We anticipate meeting all annual purchase obligations.

In 2013, approximately 14% and 12%, respectively, of inventory purchases were from two vendors. We have supply arrangements with these vendors that require us to make certain minimum purchases. In 2012, these vendors supplied approximately 17% and 13%, respectively, of inventory purchases and in 2011, approximately 16% and 15%, respectively, of inventory purchases. Additionally, we were dependent on one frozen food vendor for less than 20% of our food costs in 2011. We had a supply agreement with this vendor that expired in November 2011, and we have found other frozen food supply options to replace this vendor.

Our product development team uses a number of sources – customer feedback, market trends, nutrition science, and breakthroughs in food technology – to create new ideas for our program. New foods are created to enhance the variety of our current offerings or to support the efforts of creating a new program. Typically, concepts are formulated in our test kitchen to meet our stringent demands for nutrition and stability. We then contract with food manufacturers who further develop viable new products based on our specifications. Alternatively, food manufacturers may suggest items. Regardless of a given food item’s pathway through development, that food is evaluated for nutrition, compliance with our program, taste (using testing panels), and cost considerations. The number of stock keeping units, or SKUs, we introduce each year varies depending on whether we are introducing a new program or simply updating an existing one.

Our Customers

We offer weight loss programs designed for women, men, seniors as well as people with type 2 diabetes who want to lose weight. Based on our customer research, our typical customer is female, approximately 50 years of age and weighs approximately 187 pounds. We believe that, on average, our customers want to lose approximately 44 pounds over a period of time. Additionally, based on our customer research, we believe our typical customers tend to stay on our program for 11 to 12 weeks, lose 1.0 to 2.0 pounds per week and have tried other popular diet programs. We believe that this research indicates a willingness to refer our program to others and that our customers value the following Nutrisystem program attributes:

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

Employees

As of December 31, 2013, we had approximately 430 employees and consider our relations with these employees to be good.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising is based on the price and availability of certain media at such times.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge through our investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	48	President and Chief Executive Officer

Michael P. Monahan	41	Executive Vice President and Chief Financial Officer

Keira Krausz	48	Executive Vice President and Chief Marketing Officer

Dawn M. Zier has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2012. Before joining us, Ms. Zier served as the President of International at RDA Holding Co., the holding company and parent of The Reader’s Digest Association, Inc., a global media and direct marketing company (the “Reader’s Digest Association”), since April 2011, as an Executive Vice President of the Reader’s Digest Association since February 2011 and as President, Europe of the Reader’s Digest Association since October 2009. Prior to serving in these roles, Ms. Zier served as the President of Global Consumer Marketing for the Reader’s Digest Association from June 2008 to October 2009 and as the President and Chief Executive Officer of Direct Holdings U.S. Corp., a marketer of audio and video products and at such time a subsidiary of the Reader’s Digest Association, from June 2009 to October 2009. From August 2005 to June 2008, Ms. Zier served as the President of North American Consumer Marketing for the Reader’s Digest Association.

Michael P. Monahan has served as our Executive Vice President and Chief Financial Officer since May 2013. Prior to joining us, Mr. Monahan served as the Chief Financial Officer of PetroChoice Holdings, Inc., a privately-held distributor of industrial, commercial and passenger car lubricants since January 2009. From April 2006 through January 2009, Mr. Monahan served as our Vice President of Finance. Prior to that, Mr. Monahan held positions with Exelon Corporation, Accenture and Arthur Andersen LLP.

Keira Krausz has served as our Executive Vice President and Chief Marketing Officer since February 2013. Prior to joining us, Ms. Krausz served as head of new business development for Animated Storyboards, a global independent provider of television test spots to the advertising industry, from April 2012 to January 2013. Prior to that, Ms. Krausz served as Vice President of Marketing for QSP, Inc., a subsidiary of Time, Inc. from 2005 until March 2012 as QSP was sold. Ms. Krausz started her career at Reader’s Digest Association in 1992, and held a number of progressively-responsible positions in product management, marketing, and business management, ultimately ascending to Vice President, Marketing and General Manager, of Reader’s Digest Association’s Books & Music Business.

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

Our marketing expenditures were $95.8 million, $111.1 million and $110.9 million in 2013, 2012 and 2011, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

We rely on third parties to provide us with adequate food supply, freight and fulfillment and Internet and networking services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers. We rely solely on third party manufacturers to supply all of the food and other products we sell. In 2013, approximately 14% and 12%, respectively, of inventory purchases were from two vendors. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Nutrisystem brand.

Freight and Fulfillment. In 2013, more than 95% of our orders were shipped by one third party provider and 100% of our order fulfillment was handled by one third party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet and Networking. Our business also depends on a number of third parties for Internet access and networking, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our website or call center become unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brand and loss of sales.

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

We have contractual agreements with certain third party retailers. Under the agreements, these third parties control when and how often our products and services are offered and we are not guaranteed any minimum level of sales or transactions. Additionally, some agreements contain exclusive rights in specified locations to promote our products during the contract term and for a specified period thereafter. If any third party elects not to renew their agreement with us or reduces the promotion of our products, our revenues will suffer. Additionally, in certain instances, we could be prohibited from selling our products through competitors of these third parties for a specified time after the termination of the agreements.

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

Our credit agreement, as amended, contains financial and other covenants. The failure to comply with such covenants could have an adverse effect on us.

Our credit agreement, as amended, contains certain financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. Any failure to comply with the restrictions of the credit agreement, as amended, may result in an event of default under the agreement.

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the Federal Trade Commission (the “FTC”), regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising which now requires us to use a statement as to what the typical weight loss a customer can expect to achieve on our program when using a customer’s weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

We currently lease one location in Fort Washington, Pennsylvania. This location totals approximately 119,767 square feet of office space and expires in 2022. We also have a lease in Hoboken, New Jersey which is approximately 2,515 square feet of office space and expires in 2014. We have additional fulfillment capacity in Chambersburg, Pennsylvania, Allentown, Pennsylvania, Bethlehem, Pennsylvania and Sparks, Nevada through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes the outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the Court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the Court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the Court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 12, 2013, the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. As of December 18, 2013, plaintiff and the Company entered into an Agreement settling all of the claims at issue under the lawsuit and under a related proceeding pending in the U.S. Patent and Trademark Office before the Trademark Trial and Appeal Board. On December 20, 2013, the parties jointly filed with the Trademark Trial and Appeal Board a stipulated motion to amend applications and stipulation to withdraw oppositions. On December 30, 2013, the Court issued an order approving the settlement of the lawsuit with prejudice.

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

	High	Low
2014 First Quarter (through February 28, 2014)	$17.49	$13.62

2013 First Quarter	$9.25	$7.96
2013 Second Quarter	11.89	7.18
2013 Third Quarter	14.53	11.03
2013 Fourth Quarter	20.54	14.10

2012 First Quarter	$15.55	$10.21
2012 Second Quarter	11.89	10.07
2012 Third Quarter	11.75	10.06
2012 Fourth Quarter	10.84	7.21

Holders

As of February 28, 2014, the Company had approximately 232 record holders of its common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” to be filed in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated by reference.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended December 31, 2013, provided however that 17,034 shares, at an average purchase price of $19.17, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2008, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the NASDAQ Stock Market under the ticker symbol NTRI.

	12/08	12/09	12/10	12/11	12/12	12/13
Nutrisystem, Inc.	$100	$224	$157	$102	$69	$149
Russell 2000	100	127	161	154	180	250
Dow Jones US Specialized Consumer Services	100	122	121	130	168	196

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2013		2012(c)	2011	2010	2009
Statement of Operations Data:
Revenue	$358,086		$396,878	$401,336	$509,515	$524,618

Costs and expenses:
Cost of revenue	184,210	(a)	213,095	198,405	224,806	241,163
Marketing	95,784		111,095	110,922	145,868	146,426
General and administrative	58,227	(b)	66,332	60,812	73,853	76,418
Depreciation and amortization	8,896		10,724	12,068	11,773	11,177

Operating income (loss) from continuing operations	10,969		(4,368)	19,129	53,215	49,434
Other expense (income)	0		78	0	32	(407)
Equity and impairment loss	0		0	0	0	4,000	(e)
Interest expense (income), net	89		2,034	468	(5)	(104)
Income tax expense (benefit)	3,510		(3,675)	6,400	19,309	13,072
Discontinued operations, net	0		0	0	242 (d)	4,083	(d, f)

Net income (loss)	$7,370		$(2,805)	$12,261	$33,637	$28,790

Basic income (loss) per common share:
Continuing operations	$0.26		$(0.10)	$0.44	$1.14	$1.07
Discontinued operations	0.00		0.00	0.00	(0.01)	(0.14)

Basic	$0.26		$(0.10)	$0.44	$1.13	$0.93

Diluted income (loss) per common share:
Continuing operations	$0.25		$(0.10)	$0.43	$1.13	$1.06
Discontinued operations	0.00		0.00	0.00	(0.01)	(0.14)

Diluted	$0.25		$(0.10)	$0.43	$1.12	$0.92

Weighted average shares outstanding:
Basic	28,013		27,499	27,033	28,312	29,458
Diluted	28,287		27,499	27,325	28,686	29,769

	December 31,
	2013		2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and short term investments	$26,323		$19,391	$57,607	$41,219	$62,522
Working capital	21,772		31,403	76,239	74,020	103,341
Total assets	102,784		98,406	150,354	149,953	170,787
Borrowings under credit facility	0		0	30,000	30,000	0
Non-current liabilities	3,118		3,525	4,734	5,313	1,550
Stockholders’ equity	52,157		60,109	74,958	74,976	128,963

(a)	In the third quarter of 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract.
(b)	In 2013, we recorded $2,357 for severance, including $696 of non-cash expense related to the acceleration of previously awarded equity-based awards.
(c)	During 2012, we recorded $5,724 in severance in general and administrative expense, including $3,293 of non-cash expense related to the acceleration of previously awarded equity-based awards, for our former President and Chief Executive Officer’s cessation of employment. Additionally, we recorded an impairment charge of $2,100 related to advances paid to a frozen food supplier as the supplier was in default with its bank lender and negotiating a work out plan and a charge of $1,980 to vacate a facility. We also recorded a charge of $2,476 to restructure certain third party marketing vendor contracts and a charge of $1,079 to write off unamortized debt issuance costs.
(d)	In the first quarter of 2010, we committed to a plan to sell the business operations conducted by our subsidiary, Nutrisystem Fresh, Inc. (“NuKitchen”), as it was no longer aligned with the business direction of the Company. During the third quarter of 2010, this business was shut down as we were unsuccessful in locating a buyer. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The loss on discontinued operations during 2010 was primarily from operations. During the fourth quarter of 2009, an impairment charge of $4,541 was recorded in connection with the NuKitchen acquisition. This charge consisted of $2,717 of goodwill and $1,824 of identifiable intangible assets.
(e)	In June 2009, we abandoned our interest in Zero Technologies, LLC as management determined that the business was no longer aligned with our strategic direction. An equity and impairment loss of $4,000 was recorded during 2009 to write-off the remaining investment.
(f)	In the fourth quarter of 2007, we committed to a plan to sell our subsidiary Slim and Tone LLC. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in loss on discontinued operation, net of income tax in the accompanying consolidated statements of operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report.

Background

We provide weight management products and services and offer nutritionally balanced weight loss programs designed for women, men, and seniors, as well as our Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research and on the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and through retail programs.

Revenue consists primarily of food sales. For 2013, 2012 and 2011, the direct channel accounted for 92%, 96% and 95%, respectively, of total revenue compared to 3%, 3% and 4%, respectively, for QVC. During 2013, 5% of total revenue came from retail. During 2012 and 2011, 1% of total revenue came from other channels. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

In December 2013, we launched Nutrisystem My Way, a program tailored to the individual’s metabolism, along with our Fast 5™ kit, a one-week kick start that can help customers lose five pounds in their first week of dieting. The Nutrisystem® My Way® program uses an algorithm to estimate each customer’s metabolic rate in order to create a customized program tailored to the amount of calories needed for healthy weight loss. Customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss.

Additionally, we introduced new 5-day Jumpstart Your Weight Loss Kits in 2013 which were available exclusively at Walmart and represent a significant departure from our traditional 28-day program. This partnership with Walmart provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point.

As we began 2013, we renewed our focus on the following key areas: 1) a return to direct marketing fundamentals including building and leveraging our database; 2) margin improvement; 3) product and program innovation; and 4) prioritization of growth initiatives. During 2013, we have reduced the size of the senior management team and reorganized the workforce to align around key priorities resulting in approximately $2.4 million in severance, including $696,000 of non-cash expense related to the acceleration of previously awarded equity-based awards. Gross margins have been aided by eliminating unprofitable free promotional items and process re-engineering. These positive margin items have been partially offset by a $5.0 million charge recorded in 2013 to settle certain disputes that had arisen with a supplier over a legacy contract. Retail and reactivation revenue as well as the average selling price increased during 2013. Despite these improvements, as well as revenue growth in the second half of 2013 as compared to the comparable period of 2012, revenue remains down for the year ended December 31, 2013 as compared to the comparable period of 2012.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2013, 2012 and 2011 was $10.8 million, $10.4 million and $12.9 million, respectively. The returns percentage has increased primarily due to the introduction of a tiered pricing strategy in 2012. The reserve for estimated returns incurred but not received and processed was $637,000 and $652,000 at December 31, 2013 and 2012, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $725,000 and $636,000 at December 31, 2013 and 2012, respectively.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings and expectations of future taxable income and other relevant factors. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income, charitable contributions and sales by state, among other items.

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

Income Tax Expense (Benefit). We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In 2013, 2012 and 2011, the direct channel represented 92%, 96% and 95%, respectively, of our revenue. Revenues through the direct channel were $327.8 million in 2013 compared to $380.8 million in 2012 and $382.8 million in 2011. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2013 was primarily attributable to declines in new customer starts and decreased on-program revenue partially offset by increased reactivation revenue and higher average selling prices. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
REVENUE	$358,086	$396,878	$(38,792)	(10)%

COSTS AND EXPENSES:
Cost of revenue	184,210	213,095	(28,885)	(14)%
Marketing	95,784	111,095	(15,311)	(14)%
General and administrative	58,227	66,332	(8,105)	(12)%
Depreciation and amortization	8,896	10,724	(1,828)	(17)%

Total costs and expenses	347,117	401,246	(54,129)	(13)%

Operating income (loss)	10,969	(4,368)	15,337	351%
OTHER EXPENSE	0	78	(78)	(100)%
INTEREST EXPENSE, net	89	2,034	(1,945)	(96)%

Income (loss) before income tax expense (benefit)	10,880	(6,480)	17,360	268%
INCOME TAX EXPENSE (BENEFIT)	3,510	(3,675)	7,185	196%

Net income (loss)	$7,370	$(2,805)	$10,175	363%

% of revenue
Gross margin	48.6%	46.3%
Marketing	26.7%	28.0%
General and administrative	16.3%	16.7%
Operating income (loss)	3.1%	(1.1)%

Revenue. Revenue decreased to $358.1 million in 2013 from $396.9 million in 2012. The revenue decline occurred primarily due to declines in new customer starts and decreased on-program revenue partially offset by increased retail and reactivation revenue and higher average selling prices. In 2013, direct revenue accounted for 92% of total revenue compared to 3% for QVC and 5% for retail. In 2012, direct revenue accounted for 96% of total revenue compared to 3% for QVC and 1% for other channels.

Costs and Expenses. Cost of revenue decreased to $184.2 million in 2013 from $213.1 million in 2012. Gross margin as a percent of revenue increased to 48.6% in 2013 from 46.3% in 2012. The increase in the gross margin percent was primarily attributable to pricing discipline, the removal of certain promotional items and free food promotions and process re-engineering. These items offset a higher mix of lower margin products resulting from an increase in retail sales and a $5.0 million charge to settle certain disputes that had arisen with a supplier over a legacy contract.

Marketing expense decreased to $95.8 million in 2013 from $111.1 million in 2012. Marketing expense as a percent of revenue decreased to 26.7% in 2013 from 28.0% in 2012. Substantially all of the marketing spending in 2013 promoted the direct business. The decrease in marketing expense was attributable to decreased spending for media ($9.5 million) and for the production of television advertising ($1.4 million). There was also a decrease in public relations ($4.9 million) primarily due to the restructuring of certain third-party marketing vendor contracts in 2012. In total, media spending was $77.4 million in 2013 and $86.9 million in 2012.

General and administrative expense decreased to $58.2 million in 2013 from $66.3 million in 2012 and as a percent of revenue decreased to 16.3% in 2013 from 16.7% in 2012. The decrease was primarily attributable to lower non-cash expense for share-based payment arrangements of $3.6 million due to the acceleration of previously awarded equity-based awards in 2012 as certain employees terminated, a decrease in facilities expense of $2.5 million due to a charge incurred in 2012 to vacate a facility and an impairment charge of $2.1 million recorded in

2012 related to advances paid to a frozen food supplier. Additionally, recruiting fees decreased $697,000, professional, outside and computer services decreased $383,000 and miscellaneous taxes decreased $392,000. These decreases were offset by increased compensation, benefits and temporary help of $1.8 million and new product development expenses of $371,000 due to business initiatives.

Depreciation and amortization expense decreased to $8.9 million in 2013 from $10.7 million in 2012 as certain fixed assets for both our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, Net. Interest expense, net, was $89,000 in 2013 compared to $2.0 million in 2012. No amounts were outstanding under the credit facility during 2013. During 2012, we had outstanding borrowings and additionally, in November 2012, we terminated and replaced our then existing credit facility. In connection with the termination, we wrote off the remaining unamortized debt issuance costs and also terminated the outstanding interest rate swap agreements resulting in a combined charge of $1.2 million.

Income Tax Expense (Benefit). In 2013, we recorded an income tax expense of $3.5 million, which reflects an effective tax rate of 32.3% as compared to $3.7 million of income tax benefit in 2012 with an effective tax rate of 56.7%. The change in the effective income tax rate was due to changes in executive compensation, reductions in tax reserves due to the lapse of the statute of limitations in 2013 and decreased levels of food donations which offset a charge to record a valuation allowance for charitable contributions that might not be realized due to the short carryforward period for this temporary difference.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
REVENUE	$396,878	$401,336	$(4,458)	(1)%

COSTS AND EXPENSES:
Cost of revenue	213,095	198,405	14,690	7%
Marketing	111,095	110,922	173	0%
General and administrative	66,332	60,812	5,520	9%
Depreciation and amortization	10,724	12,068	(1,344)	(11)%

Total costs and expenses	401,246	382,207	19,039	5%

Operating (loss) income	(4,368)	19,129	(23,497)	(123)%
OTHER EXPENSE	78	0	78	NA
INTEREST EXPENSE, net	2,034	468	1,566	335%

(Loss) income before income tax (benefit) expense	(6,480)	18,661	(25,141)	(135)%
INCOME TAX (BENEFIT) EXPENSE	(3,675)	6,400	(10,075)	(157)%

Net (loss) income	$(2,805)	$12,261	$(15,066)	(123)%

% of revenue
Gross margin	46.3%	50.6%
Marketing	28.0%	27.6%
General and administrative	16.7%	15.2%
Operating (loss) income	(1.1)%	4.8%

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

Contractual Obligations and Commercial Commitments

As of December 31, 2013, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$69.1	$17.8	$28.1	$23.2	$0.0
Operating leases	24.6	3.3	5.4	5.5	10.4

	$93.7	$21.1	$33.5	$28.7	$10.4

We have entered into supply agreements with various food vendors. Several of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. Purchase obligations may vary depending on product mix. One agreement also provides for certain rebates to us if certain volume thresholds are exceeded. Several agreements require us to purchase specified percentages of our annual requirements for certain products. Those commitments have not been estimated and are not included in the above table. We anticipate that we will meet all annual purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2013, we had working capital of $21.8 million, a decrease of $9.6 million from the $31.4 million working capital balance at December 31, 2012. Cash and cash equivalents at December 31, 2013 were $9.8 million, a decrease of $6.4 million from the balance of $16.2 million at December 31, 2012. In addition, we had $16.6 million invested in short term investments at December 31, 2013 as compared to $3.2 million at December 31, 2012. Our principal sources of liquidity during 2013 were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2013 and 2012.

In 2013, we generated cash flow of $35.4 million from operating activities, an increase of $12.6 million from 2012. The increase in cash flow from operations was primarily attributable to the net income in 2013 compared to a net loss in 2012 and changes in operating assets and liabilities.

In 2013, net cash used in investing activities was $21.0 million primarily from capital additions of $7.6 million and $13.4 million of net purchases of short term investments. We are continuing to invest in our ecommerce and web platform to incorporate new product initiatives.

In 2013, net cash used in financing activities was $20.8 million, a decrease of $30.6 million from 2012. During 2012, we repaid $30.0 million outstanding under our previous credit facility.

Our Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 25, 2013, May 23, 2013, August 19, 2013 and November 18, 2013. Subsequent to December 31, 2013, our Board of

Directors declared a quarterly dividend of $0.175 per share payable on March 20, 2014 to stockholders of record as of March 10, 2014. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2013 of $9.8 million were maintained in bank and money market accounts. Additionally, we invested $16.6 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 37 through 59 hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2013. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2014 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2014 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 37 of this Annual Report.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2014

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,772	$16,186
Short term investments	16,551	3,205
Receivables	7,738	8,487
Inventories	26,088	23,637
Prepaid income taxes	2,167	4,531
Deferred income taxes	931	2,969
Other current assets	6,034	7,160

Total current assets	69,281	66,175
FIXED ASSETS, net	26,029	28,003
OTHER ASSETS	7,474	4,228

Total assets	$102,784	$98,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,117	$23,192
Accrued payroll and related benefits	6,723	1,326
Deferred revenue	4,228	3,343
Other accrued expenses and current liabilities	7,441	6,911

Total current liabilities	47,509	34,772
NON-CURRENT LIABILITIES	3,118	3,525

Total liabilities	50,627	38,297

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 28,866 at December 31, 2013 and 28,632 at December 31, 2012)	29	29
Additional paid-in capital	24,095	18,466
Treasury stock, at cost, 158 shares at December 31, 2013 and 73 shares at December 31, 2012	(1,586)	(636)
Retained earnings	29,611	42,254
Accumulated other comprehensive income (loss)	8	(4)

Total stockholders’ equity	52,157	60,109

Total liabilities and stockholders’ equity	$102,784	$98,406

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUE	$358,086	$396,878	$401,336

COSTS AND EXPENSES:
Cost of revenue	184,210	213,095	198,405
Marketing	95,784	111,095	110,922
General and administrative	58,227	66,332	60,812
Depreciation and amortization	8,896	10,724	12,068

Total costs and expenses	347,117	401,246	382,207

Operating income (loss)	10,969	(4,368)	19,129
OTHER EXPENSE	0	78	0
INTEREST EXPENSE, net	89	2,034	468

Income (loss) before income tax expense (benefit)	10,880	(6,480)	18,661
INCOME TAX EXPENSE (BENEFIT)	3,510	(3,675)	6,400

Net income (loss)	$7,370	$(2,805)	$12,261

BASIC INCOME (LOSS) PER COMMON SHARE	$0.26	$(0.10)	$0.44

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.25	$(0.10)	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,013	27,499	27,033
Diluted	28,287	27,499	27,325

DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$7,370	$(2,805)	$12,261

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	0	78	(4)

Short term investments:
Unrealized gain on short term investments, net of income tax expense of $4 in 2013 and $9 in 2012	8	16	0
Reclassification adjustments, net of income tax expense (benefit) of $2 in 2013, $(11) in 2012 and $15 in 2011	4	(20)	26

Short term investments, net	12	(4)	26

Interest rate swaps:
Unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of $(37) in 2012 and $20 in 2011	0	(73)	14
Reclassification adjustments, net of income tax benefit of $45 in 2012	0	87	0

Interest rate swaps, net	0	14	14

Other comprehensive income, net of tax	12	88	36

Comprehensive income (loss)	$7,382	$(2,717)	$12,297

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2011	28,100	$28	$3,088	$0	$71,988	$(128)	$74,976
Net income	0	0	0	0	12,261	0	12,261
Share-based compensation expense, net	56	0	7,793	0	0	0	7,793
Exercise of stock options	25	0	129	0	0	0	129
Equity compensation awards, net	0	0	(919)	0	0	0	(919)
Cash dividends	0	0	0	0	(19,318)	0	(19,318)
Other comprehensive income, net of tax	0	0	0	0	0	36	36

BALANCE, December 31, 2011	28,181	28	10,091	0	64,931	(92)	74,958
Net loss	0	0	0	0	(2,805)	0	(2,805)
Share-based compensation expense, net	444	1	8,958	0	0	0	8,959
Exercise of stock options	7	0	10	0	0	0	10
Equity compensation awards, net	0	0	(593)	0	0	0	(593)
Cash dividends	0	0	0	0	(19,872)	0	(19,872)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(636)	0	0	(636)
Other comprehensive income, net of tax	0	0	0	0	0	88	88

BALANCE, December 31, 2012	28,632	29	18,466	(636)	42,254	(4)	60,109
Net income	0	0	0	0	7,370	0	7,370
Share-based compensation expense	233	0	5,832	0	0	0	5,832
Exercise of stock options	1	0	0	0	0	0	0
Equity compensation awards, net	0	0	(203)	0	0	0	(203)
Cash dividends	0	0	0	0	(20,013)	0	(20,013)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(950)	0	0	(950)
Other comprehensive income, net of tax	0	0	0	0	0	12	12

BALANCE, December 31, 2013	28,866	$29	$24,095	$(1,586)	$29,611	$8	$52,157

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,370	$(2,805)	$12,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,896	10,724	12,068
Charge to vacate a facility	0	1,980	0
Loss (gain) on disposal of fixed assets	145	8	(62)
Share–based compensation expense	5,832	9,912	9,758
Deferred income tax benefit	(1,560)	(4,125)	(384)
Impairment of supplier advance	0	2,100	0
Write-off of debt issuance costs	0	1,079	0
Other non-cash charges	48	179	41
Changes in operating assets and liabilities:
Receivables	749	2,711	(1,942)
Inventories	(2,451)	7,877	(2,767)
Other assets	1,192	2,466	15,313
Accounts payable	6,018	(9,213)	6,777
Accrued payroll and related benefits	5,397	647	(4,195)
Deferred revenue	885	427	(1,572)
Income taxes	2,316	(764)	2,144
Other accrued expenses and liabilities	549	(413)	(111)

Net cash provided by operating activities	35,386	22,790	47,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(24,513)	(10,549)	(10,067)
Proceeds from sales of short term investments	11,137	17,382	20,897
Capital additions	(7,614)	(9,601)	(8,041)
Proceeds from the sale of fixed assets	28	0	122

Net cash (used in) provided by investing activities	(20,962)	(2,768)	2,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	0	0	30,000
Repayments of borrowings under credit facility	0	(30,000)	(30,000)
Debt issuance costs	0	(207)	(991)
Exercise of stock options	0	10	129
Taxes related to equity compensation awards, net	(825)	(1,361)	(2,842)
Payment of dividends	(20,013)	(19,872)	(19,318)

Net cash used in financing activities	(20,838)	(51,430)	(23,022)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,414)	(31,408)	27,218
CASH AND CASH EQUIVALENTS, beginning of year	16,186	47,594	20,376

CASH AND CASH EQUIVALENTS, end of year	$9,772	$16,186	$47,594

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and retail programs. Approximately 99%, 98% and 97% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2013 and December 31, 2012, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments consist of investments in government and agency securities, corporate debt securities and time deposits with original maturities of greater than three months at the time of purchase. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of related tax effects.

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2013, 2012 or 2011.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $725 and $636 at December 31, 2013 and 2012, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,473 and $10,511 at December 31, 2013 and 2012, respectively.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2013, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Derivative Instruments

Interest rate swap agreements, a type of financial derivative instrument, have been utilized by the Company to reduce interest rate risk on credit facility borrowings. The Company designated and accounted for its interest rate swaps as cash flow hedges of variable-rate debt. The effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets, net of tax, and reclassified into earnings in the periods during which the hedged transactions affected earnings. To the extent that the change in value of the derivative did not perfectly offset the change in value of the items being hedged, that ineffective portion was immediately recognized in earnings. There were no interest rate swap agreements at December 31, 2013 and 2012.

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collection is reasonably assured. The Company also sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website or via telephone by the customer and the product is shipped to the customer. Revenue from the retail programs is recognized when the product is received at the seller’s location.

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped frozen foods. When a customer orders the frozen program, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the frozen foods and is generally delivered within a week of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $2,000, $2,394 and $2,867 in 2013, 2012 and 2011, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2013, approximately 14% and 12%, respectively, of inventory purchases were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. In 2012, these suppliers provided approximately 17% and 13%, respectively, of inventory purchases and in 2011, approximately 16% and 15%, respectively, of inventory purchases (see Note 7). Additionally, the Company was dependent on one frozen food supplier for less than 20% of its food costs in 2011. The Company had a supply agreement with this supplier that expired in November 2011, and the Company found other frozen food supply options to replace this supplier. In 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract. This charge is included in cost of revenue in the accompanying consolidated statements of operations.

The Company outsources 100% of its fulfillment operations to a third party provider and more than 95% of its orders are shipped by one third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2013, 2012 and 2011, the Company reduced cost of revenue by $1,068, $1,496 and $1,401, respectively, for these rebates. A receivable of $182 and $637 at December 31, 2013 and 2012, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $77,396, $86,948 and $88,828 in 2013, 2012 and 2011, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2013 and 2012, $1,010 and $1,998, respectively, of costs have been prepaid for future advertisements and promotions.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheets is $2,956 of a tenant improvement allowance at December 31, 2013, of which $345 is included in other accrued expenses and current liabilities and $2,611 in non-current liabilities. At December 31, 2012, the tenant improvement allowance was $3,301, of which $345 was included in other accrued expenses and current liabilities and $2,956 in non-current liabilities.

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

A tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense, net.

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

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$7,370	$(2,805)	$12,261
Net income allocated to unvested restricted stock	(183)	0	(460)

Net income (loss) allocated to common shares	$7,187	$(2,805)	$11,801

Weighted average shares outstanding:
Basic	28,013	27,499	27,033
Effect of dilutive securities	274	0	292

Diluted	28,287	27,499	27,325

Basic income (loss) per common share	$0.26	$(0.10)	$0.44

Diluted income (loss) per common share	$0.25	$(0.10)	$0 .43

In 2012, diluted loss per common share is identical to basic loss per common share as the Company was in a net loss position and the impact of including common stock equivalents is anti-dilutive. In 2013, 2012 and 2011, common stock equivalents representing 786, 1,637 and 657 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $2,842, $1,250 and $6,049 in 2013, 2012, and 2011, respectively. Interest payments in 2013, 2012 and 2011 were $116, $954 and $655, respectively. During 2013, 2012 and 2011, the Company had non-cash capital additions of $42, $561 and $1,198, respectively, of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or the tax law does not require the company to use and the company does not expect to use the applicable deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.	CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,660	$0	$0	$9,660
Money market account	112	0	0	112
Government and agency securities	9,857	20	(10)	9,867
Corporate debt securities	6,682	35	(33)	6,684

	$26,311	$55	$(43)	$26,323

At December 31, 2012, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,323	$0	$0	$9,323
Money market account	6,863	0	0	6,863
Corporate debt securities	1,692	14	(24)	1,682
Time deposits	1,519	4	0	1,523

	$19,397	$18	$(24)	$19,391

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at December 31, 2013 and 2012.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$112	$112
Government and agency securities	9,867	9,867
Corporate debt securities	6,684	6,684

Total assets	$16,663	$16,663

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2012:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$6,863	$6,863
Corporate debt securities	1,682	1,682
Time deposits	1,523	1,523

Total assets	$10,068	$10,068

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2013	2012
Furniture and fixtures	$5,687	$5,730
Computer hardware and software	56,244	50,992
Equipment	2,622	2,613
Leasehold improvements	11,215	11,171

	75,768	70,506
Accumulated depreciation	(49,739)	(42,503)

	$26,029	$28,003

Depreciation and amortization expense was $8,896, $10,724 and $12,068 in 2013, 2012 and 2011, respectively.

6.	CREDIT FACILITY AND INTEREST RATE SWAPS

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2013 and 2012.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During 2013, 2012 and 2011, the Company incurred $0, $764 and $417 in interest, respectively, and $140, $159 and $279 in an unused line fee, respectively, under the Credit Facility and prior financing arrangements. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of December 31, 2013, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility by the Company, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At December 31, 2013, the Company had $170 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

The Company has used interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its variable-rate debt. The Company did not use interest rate derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimized the risk of credit loss by entering into these agreements with financial institutions that have high credit ratings.

In January and June 2012, respectively, the Company entered into two separate $10,000 notional value forward-starting interest rate swaps. The objective of the hedges was to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The swaps were terminated and expensed during 2012 upon the termination of a previous $100,000 credit facility and repayment of outstanding borrowings thereunder. In addition, the Company had two separate $10,000 notional values floating to fixed interest rate swap agreements that matured on August 3, 2012 and September 28, 2012, respectively. As of December 31, 2013 and 2012, the Company had no outstanding interest rate swaps.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2013:

2014	$3,281
2015	2,668
2016	2,692
2017	2,724
2018	2,784
Thereafter	10,463

$24,612

Total rent expense for 2013, 2012 and 2011 was $2,261, $4,807 and $3,136, respectively.

Litigation

On March 6, 2012, in response to the filing by a competitor of numerous trademark applications containing the term “NUTRILITE” in various weight-loss and weight-management classes, the Company sent a cease and desist letter to the competitor claiming that its use of such mark is very similar to the Company’s “NUTRISYSTEM” mark for very similar Company goods and services in the weight-loss and weight-management industries. The Company alleged that such use would result in confusion amongst consumers with respect to the source of such goods and services and would constitute an infringement of the Company’s mark in violation of the Trademark Act of 1946 (the Lanham Act), as well as various other federal and state laws governing trademarks, unfair competition and deceptive trade practices, and would likely cause dilution of the Company’s famous and distinctive mark. On March 16, 2012, the competitor responded to such letter by filing a complaint for declaratory relief against the Company in the United States District Court for the Western District of Michigan (listed under docket number 1:12-cv-00256-RHB) asking the Court to declare that plaintiff’s use and registration of its mark does not (i) constitute trademark infringement, federal unfair competition, federal dilution, (ii) violate certain Michigan statutes; and (iii) constitute common law trademark infringement or common law unfair competition. On April 27, 2012, the Company filed a motion to dismiss the complaint pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure for lack of subject matter jurisdiction. On May 29, 2012, plaintiff filed its brief in opposition to the Company’s motion to dismiss the complaint, and on June 15, 2012 the Company filed its reply brief in support of its motion to dismiss the complaint. On October 9, 2012, the Court denied the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 23, 2012, the Company filed its answer and affirmative defenses to plaintiff’s complaint for declaratory relief and counterclaims for trademark infringement in which it (i) denied each of plaintiff’s counts in the complaint, (ii) set forth various affirmative defenses to plaintiff’s claims, and (iii) asserted by way of counterclaim claims for trademark infringement and dilution arising from plaintiff’s intentional use of a confusingly similar mark for the purpose of unlawfully trading upon the Company’s goodwill, good name, and valuable business identity. On December 20, 2012, the Court held a Rule 16 scheduling conference. On December 21, 2012, plaintiff filed its first request for production of documents and things to the Company and plaintiff’s first set of interrogatories to the Company. On February 1, 2013, the Company filed its first request for production of documents directed to plaintiff. On March 8, 2013, (i) plaintiff filed a motion for leave to file its first amended complaint and its memorandum in support thereof, and (ii) the Company moved for leave to file amended counterclaims and included its memorandum in support thereof. The Company opposed plaintiff’s request for leave to amend as futile, and after argument held April 3, 2013 on plaintiff’s motion, the Court granted both plaintiff and the Company leave to file their amended pleadings and declared the pleadings to be filed that same day. As a consequence, plaintiff’s amended complaint now asserts, in the alternative, affirmative claims for trademark infringement and unfair competition under federal law and for violation of the Michigan Consumer Protection Act, and the Company’s amended counterclaims now assert federal trademark infringement, false designation of origin and federal unfair competition, federal trademark dilution, federal cyberpiracy, and state law trademark infringement, unfair competition and other claims. The parties subsequently filed an agreed-upon motion for entry of a protective order, and on July 12, 2013, the Court issued an order extending the remaining dates in the action for an additional 90 days that, among other things, provides for completion of discovery by December 13, 2013. As of December 18, 2013, plaintiff and the Company entered into an Agreement settling all of the claims at issue under the lawsuit and under a related proceeding pending in the U.S. Patent and Trademark Office before the Trademark Trial and Appeal Board. On December 20, 2013 the parties jointly filed with the Trademark Trial and Appeal Board a stipulated motion to amend applications and stipulation to withdraw oppositions. On December 30, 2013, the Court issued an order approving the settlement of the lawsuit with prejudice.

The Company is also involved in other various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. The majority of these agreements provide for annual pricing and annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company has total purchase obligations of $69,078 as of December 31, 2013. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2013.

Certain agreements with frozen food suppliers required advance payments to the supplier. The Company was notified during 2012 that one of these suppliers was in default with its bank lender and was in the process of negotiating a work out plan and exploring other strategic alternatives. The Company recorded an impairment charge in 2012 of $2,100 related to this advance due to the work out plan. The impairment was recorded in general and administrative expense in the accompanying statement of operations. At December 31, 2012, the remaining advances to this supplier were $690. During 2013, the Company received payment of these outstanding advances and entered into agreements with other vendors to replace this supplier.

8.	STOCKHOLDERS’ EQUITY

Common Stock

In 2013, the Company issued 1 share of common stock upon the exercise of stock options. During 2013, employees surrendered to the Company 85 shares of common stock valued at $950 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2013, the Company issued 50 shares of common stock as compensation to board members. During each of the four quarters of 2013, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to December 31, 2013, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 20, 2014 to stockholders of record as of March 10, 2014.

In 2012, the Company issued 7 shares of common stock upon the exercise of stock options and received proceeds of $10. During 2012, employees surrendered to the Company 158 shares of common stock valued at $1,590 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. Subsequent to the approval of the Amended and Restated 2008 Long-Term Incentive Plan in September 2012, any of such shares were included in treasury stock. Previously, these shares were retired. Included in 158 shares surrendered during 2012 are 73 shares of common stock which are held in treasury. Also, in 2012, the Company issued 65 shares of common stock as compensation to board members and third-party marketing vendors pursuant to their respective contracts. During each of the four quarters of 2012, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2011, the Company issued 25 shares of common stock upon the exercise of stock options and received proceeds of $129. During 2011, employees surrendered to the Company 148 shares of common stock valued at $1,923 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares were retired. Also, in 2011, the Company issued 155 shares of common stock as compensation to board members and third-party marketing vendors pursuant to their respective contracts. During each of the four quarters of 2011, the Company paid a dividend of $0.175 per share to all stockholders of record.

Preferred Stock

The Company has authorized 5,000 shares of preferred stock issuable in series upon resolution of the Board of Directors. Unless otherwise required by law, the Board of Directors can, without stockholder approval, issue preferred stock in the future with voting and conversion rights that could adversely affect the voting power of the common stock. The issuance of preferred stock may have the effect of delaying, averting or preventing a change in control of the Company.

9.	INCOME TAXES

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$5,080	$886	$7,493
State	(10)	(436)	(555)
Foreign	0	0	(154)

	5,070	450	6,784

Deferred:
Federal	(435)	(3,837)	(412)
State	(1,125)	(288)	28

	(1,560)	(4,125)	(384)

	$3,510	$(3,675)	$6,400

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.6)	3.8	0.0
Executive compensation limitation	1.6	0.0	7.9
Executive stock-based compensation	0.0	13.5	0.0
Food donations	(2.8)	8.9	(3.9)
Fixed assets	0.0	(7.5)	0.0
Changes in reserves	(6.7)	4.5	(2.0)
Tax credits	(1.7)	(1.4)	(1.2)
Other	0.4	(0.1)	(1.5)
Valuation allowance	7.1	0.0	0.0

	32.3%	56.7%	34.3%

The change in the effective tax rate from 2012 to 2013 was due to the changes in executive compensation, decreased levels of food donations and the reduction in tax reserves due to the lapse of the statute of limitations which offset a charge to record a valuation allowance for charitable contributions carryforwards that might not be realized due to the short carryforward period for this temporary difference. The change in the effective tax rate from 2011 to 2012 was due to favorable book to tax differences including the elimination of the limitation on executive compensation deductions due to the nonrenewal of an executive’s employment agreement in April 2012, reductions in tax reserves and increased food donations combined with lower pre-tax income levels resulted in income tax benefits for 2012 versus expense for 2011.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax asset:
Reserves and accruals	$813	$1,395
Goodwill/Intangible assets	316	407
Net operating loss carryforward	1,942	788
Stock-based compensation	2,002	1,667
Charitable contribution carryforward	3,795	3,706
Other	1,008	1,197

	9,876	9,160
Valuation allowance	(800)	0

Deferred tax asset	9,076	9,160
Deferred tax liability:
Property and equipment	(1,882)	(3,240)

Net deferred tax asset	$7,194	$5,920

At December 31, 2013, the net deferred tax asset of $7,194 is comprised of $931 included in current assets and $6,263 included in other assets in the accompanying consolidated balance sheet. At December 31, 2012, the net deferred tax asset of $5,920 is comprised of $2,969 included in current assets and $2,951 included in other assets in the accompanying consolidated balance sheet.

At December 31, 2013 and 2012, the Company had net operating loss carryforwards of approximately $29,684 and $14,526, respectively, for state tax purposes. The increase from 2012 to 2013 is due to the release of a tax reserve due to the lapse of the statute of limitations. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2025.

In 2013, the Company recorded a valuation allowance of $800 against its deferred tax asset generated for charitable contributions. The Company recorded the valuation allowance to reduce the deferred tax asset to an amount it expects is more likely than not to be realized due to the short carryforward period for this temporary difference. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets. An analysis of the activity of the valuation allowance for the year ended December 31, 2013 is as follows:

Balance at beginning of year	$0
Additions charged to expense	800
Deductions	0

Balance at end of year	$800

The total amount of gross unrecognized tax benefits as of December 31, 2013 and 2012 was $311 and $1,474, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $202 and $958 as of December 31, 2013 and 2012, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense, net. During 2013, 2012 and 2011, the Company recognized interest income of $71, $13 and $133, respectively, from interest and penalties. The Company’s federal income tax returns for 2010 through 2013 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2010 through 2013. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,474	$1,919	$2,478
Increase related to current year tax positions	60	67	85
Reductions related to settlement of tax matters	0	(224)	0
Decrease due to lapse of statute of limitations	(1,223)	(288)	(644)

Balance at end of year	$311	$1,474	$1,919

10.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000, 5,600 and 5,400 shares of common stock, respectively, for issuance. At December 31, 2013, the Amended and Restated 2008 Long-Term Incentive Plan had 1,999 shares available for grant.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. To date, all of the stock options issued under the Equity Incentive Plans expire between seven and 10 years from the grant date. The Board also determines the vesting provisions of all awards and the exercise price per share of stock options issued under the plans, which is the fair market value at date of grant. Awards issued to employees generally vest over terms ranging from two to five years.

The following table summarizes the Company’s stock option activity for 2011, 2012 and 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	53	$12.10
Granted	327	$14.37
Exercised	(25)	$5.17
Forfeited	(19)	$19.22

Outstanding, December 31, 2011	336	$14.43
Granted	305	$8.92
Exercised	(7)	$1.46

Outstanding, December 31, 2012	634	$11.92
Granted	536	$8.68
Exercised	(1)	$0.58
Forfeited/expired	(375)	$13.70

Outstanding, December 31, 2013	794	$8.91	6.02	$6,091

Exercisable at December 31, 2013	87	$11.10	5.29	$570

Expected to vest at December 31, 2013	774	$8.90	6.02	$5,941

In May 2013, the Company determined that 40 stock options granted in 2012 were void as they exceeded a per person annual award limit and entered into a corrected stock option agreement with respect to those stock options. The change did not have a material impact on the Company’s consolidated financial statements but did reduce the number of stock options outstanding as of January 1, 2013. In 2013, 2012 and 2011, the Company recorded compensation charges of $382, $1,163 and $150, respectively, for stock option awards. The weighted-average grant date fair value of stock options granted in 2013, 2012 and 2011 was $1.61, $1.96 and $4.50, respectively. The total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $7, $67 and $204, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2013	2012	2011
Expected dividend yield	7.78%	8.02%	4.76%
Expected volatility	44.08%	49.82%	53.15%
Risk-free interest rate	0.79%	0.72%	1.38%
Expected life (in years)	4.71	4.75	4.75

In 2013, 2012 and 2011, the Company authorized the issuance of 50, 43 and 30 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $455 in each year. In addition, in 2012 and 2011, the Company issued a total of 22 and 125 shares of common stock, respectively, to non-employees for services. No shares were issued to non-employees during 2013, although the shares issued in 2012 vested during 2013 resulting in expense upon vesting. Costs recognized for shares issued to non-employees for services were $195, $573 and $841 in 2013, 2012 and 2011, respectively, and approximated fair value.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2011, 2012 and 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2011	1,311	$19.52
Granted	337	$13.70
Vested	(497)	$22.68
Forfeited	(288)	$16.53

Nonvested, December 31, 2011	863	$16.43
Granted	510	$10.50
Vested	(497)	$15.25
Forfeited	(46)	$12.49

Nonvested, December 31, 2012	830	$13.71
Granted	312	$8.84
Vested	(293)	$12.72
Forfeited	(163)	$12.64

Nonvested, December 31, 2013	686	$12.17	$11,285

Additionally, the Company grants performance-based and market-based restricted stock units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 150% of the original units granted, which is reflected as performance factor adjustment in the table below. The Company recognizes expense ratably over the vesting period for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.

In 2012, grants of restricted stock units contained market-based conditions. Market-based awards entitle employees to vest in a number of units determined by the Company’s stock price return as compared to a set of comparator companies over a period, and will range from 0% to 200% of the original units granted. The fair value is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service periods using the straight-line method regardless of the outcome of the market conditions, so long as the award holder remains an employee through the requisite service period. These awards contained different measurement periods.

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	1 Year	2 Years	3 Years	3.1 Years
Closing stock price on grant date	$11.23	$11.23	$11.23	$7.31
Performance period starting price	$12.78	$12.78	$12.78	$8.17
Term of award (in years)	1	2	3	3.1
Volatility	45.91%	50.99%	51.66%	48.29%
Risk-free interest rate	0.17%	0.30%	0.47%	0.34%
Expected dividend yield	6.05%	6.05%	6.05%	9.15%
Fair value	$6.68	$10.70	$12.34	$7.40

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2011	56	$17.35
Granted	55	$14.49
Performance factor adjustment	(55)	$14.49
Vested	(20)	$17.03

Nonvested, December 31, 2011	36	$17.53
Granted	146	$8.82
Performance factor adjustment	(47)	$6.68
Forfeited	(2)	$17.53

Nonvested, December 31, 2012	133	$11.76
Granted	162	$8.68
Performance factor adjustment	(1)	$10.70
Vested	(34)	$17.53
Forfeited	(29)	$12.01

Nonvested, December 31, 2013	231	$8.74	$3,803

The Company recorded compensation expense of $4,800, $7,721 and $8,312 in the accompanying consolidated statements of operations for 2013, 2012 and 2011, respectively, in connection with the issuance of the restricted shares and restricted stock units. As of December 31, 2013, 656 shares of restricted stock and 224 restricted stock units were expected to vest.

The Company recognized an increase in taxes payable of $203, $593 and $919 in 2013, 2012 and 2011, respectively, from the exercise of certain stock options and restricted stock and payment of certain dividends and recorded these amounts as decreases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2013, there was $7,935 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.2 years. The total unrecognized compensation expense will be fully recognized as expense through the third quarter of 2017.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2013, 2012 and 2011 were $633, $614 and $692, respectively.

12.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$652	$726	$1,009
Provision for estimated returns	10,838	10,394	12,881
Actual returns	(10,853)	(10,468)	(13,164)

Balance at end of year	$637	$652	$726

13.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)
2013:
Revenue	$105,384	$97,469	$85,360	$69,873	$358,086
Gross margin	$53,031	$49,753	$37,733	$33,359	$173,876
Net (loss) income	$(640)	$6,359	$356	$1,295	$7,370
Basic (loss) income per common share	$(0.02)	$0.22	$0.01	$0.04	$0.26

Diluted (loss) income per common share	$(0.02)	$0.22	$0.01	$0.04	$0.25

2012:
Revenue	$128,517	$124,560	$81,276	$62,525	$396,878
Gross margin	$57,988	$58,141	$37,441	$30,213	$183,783
Net (loss) income	$(4,481)	$4,115	$2,590	$(5,029)	$(2,805)
Basic (loss) income per common share	$(0.16)	$0.14	$0.09	$(0.18)	$(0.10)

Diluted (loss) income per common share	$(0.16)	$0.14	$0.09	$(0.18)	$(0.10)

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

INDEX TO EXHIBITS

No.	Description

*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 6, 2012.

+**10.2	2000 Equity Incentive Plan of the Company.

+**10.3	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.4	Agreement dated December 21, 2004 between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.5	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.6	Credit Agreement dated November 8, 2012, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

10.7	First Amendment and Modification to Credit Agreement dated December 31, 2012, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on January 18, 2013.

10.8	Second Amendment and Modification to Credit Agreement effective as of August 13, 2013, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders parties thereto, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on August 15, 2013.

10.9	Third Amendment and Modification to Credit Agreement dated November 4, 2013, effective September 30, 2013, among the Company, certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 4, 2013.

10.10	Security and Pledge Agreement dated November 8, 2012, among Nutrisystem, Inc., certain subsidiaries of Nutrisystem, Inc., as grantors, and Manufactures and Traders Trust Company in its capacity as Administrative Agent, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

+10.11	Letter Agreement dated November 1, 2012, between Nutrisystem, Inc. and Dawn Zier, the Company’s President and Chief Executive Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.12	Form of Restricted Stock Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.13	Form of Stock Option Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.14	Form of Performance-Based Restricted Stock Unit Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

No.	Description

+10.15	Letter Agreement, dated May 21, 2013, between Nutrisystem, Inc. and Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 28, 2013.

+10.16	Letter Agreement, dated April 4, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on April 5, 2012.

+10.17	Letter Agreement Amendment, dated September 27, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 27, 2012.

+10.18	Letter Agreement Amendment, dated November 1, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.19	Separation and Release Agreement Amendment, dated November 12, 2012, between Nutrisystem, Inc. and Joseph Redling, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 15, 2012.

+10.20	Letter Agreement, dated April 19, 2013, between Nutrisystem, Inc. and Michael Monahan, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 8, 2013.

+10.21	Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2013.

+10.22	Separation and Release Agreement Amendment, dated March 6, 2013, between Nutrisystem, Inc. and Michael R. Amburgey, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

10.23	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 5, 2010.

+10.24	Employment Agreement, dated February 5, 2013 between Nutrisystem, Inc. and Keira Krausz, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.25	Form of Restricted Stock Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.26	Form of Nonqualified Stock Option Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.27	Performance-Based Restricted Stock Unit Agreement for Keira Krausz, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2013.

+10.28	Form of Restricted Stock Agreement for Executives, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.29	Form of Nonqualified Stock Option Agreement for Executives, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.30	Form of Performance-Based Restricted Stock Unit Grant Agreement, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2013.

No.	Description

10.31	Mutual Release and Settlement Agreement, effective October 28, 2013, between Nutrisystem, Inc. and Hormel Food Sales, LLC., incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on October 29, 2013.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/S/ DAWN M. ZIER
Dawn M. Zier, President and
Chief Executive Officer

Dated: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	March 10, 2014
Dawn M. Zier President and Chief Executive Officer and Director

BY:	/S/ MICHAEL P. MONAHAN	March 10, 2014
Michael P. Monahan Executive Vice President, Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	March 10, 2014
Robert F. Bernstock Director

BY:	/S/ PAUL GUYARDO	March 10, 2014
Paul Guyardo Director

BY:	/S/ MICHAEL J. HAGAN	March 10, 2014
Michael J. Hagan Director

BY:	/S/ JAY HERRATTI	March 10, 2014
Jay Herratti Director

BY:	/S/ BRIAN P. TIERNEY	March 10, 2014
Brian P. Tierney Director

BY:	/S/ ANDREA WEISS	March 10, 2014
Andrea Weiss Director

BY:	/S/ STEPHEN T. ZARRILLI	March 10, 2014
Stephen T. Zarrilli Director