Form 10-Q
period 2014-03-31
NUTRI SYSTEM INC /DE/
filed 2014-05-07
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2014:

Common Stock, $.001 par value	28,786,496 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,927	$9,772
Short term investments	16,562	16,551
Receivables	17,876	7,738
Inventories	24,368	26,088
Prepaid income taxes	1,481	2,167
Deferred income taxes	1,277	931
Other current assets	6,391	6,034

Total current assets	80,882	69,281

FIXED ASSETS, net	25,576	26,029

DEFERRED INCOME TAXES	6,255	5,924

OTHER ASSETS	1,179	1,211

Total assets	$113,892	$102,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,647	$29,117
Accrued payroll and related benefits	4,260	6,723
Deferred revenue	8,273	4,228
Other accrued expenses and current liabilities	7,916	7,441

Total current liabilities	63,096	47,509

NON-CURRENT LIABILITIES	2,750	2,779

Total liabilities	65,846	50,288

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 28,976 at March 31, 2014 and 28,866 at December 31, 2013)	29	29
Additional paid-in capital	25,481	24,095
Treasury stock, at cost, 199 shares at March 31, 2014 and 158 shares at December 31, 2013	(2,202)	(1,586)
Retained earnings	24,725	29,611
Accumulated other comprehensive income	13	8

Total stockholders’ equity	48,046	52,157

Total liabilities and stockholders’ equity	$113,892	$102,445

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

REVENUE	$122,228	$105,384

COSTS AND EXPENSES:
Cost of revenue	62,421	52,353
Marketing	41,744	36,316
General and administrative	15,918	15,251
Depreciation and amortization	1,758	2,549

Total costs and expenses	121,841	106,469

Operating income (loss)	387	(1,085)

INTEREST EXPENSE, net	45	53

Income (loss) before income tax expense (benefit)	342	(1,138)

INCOME TAX EXPENSE (BENEFIT)	118	(498)

Net income (loss)	$224	$(640)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	28,065	27,759

Diluted	28,489	27,759

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$224	$(640)

OTHER COMPREHENSIVE INCOME (LOSS):

Short term investments:
Unrealized gain on short term investments, net of income tax expense of $3 and $8, respectively	5	19
Reclassification adjustments, net of income tax expense of $2	0	5

Other comprehensive income, net of tax	5	24

Comprehensive income (loss)	$229	$(616)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, January 1, 2014	28,866	$29	$24,095	$(1,586)	$29,611	$8	$52,157

Net income	0	0	0	0	224	0	224

Share-based compensation expense	102	0	1,093	0	0	0	1,093

Exercise of stock options	8	0	91	0	0	0	91

Equity compensation awards, net	0	0	202	0	0	0	202

Cash dividends	0	0	0	0	(5,110)	0	(5,110)

Employee tax withholdings related to the vesting of equity awards	0	0	0	(616)	0	0	(616)

Other comprehensive income, net of tax	0	0	0	0	0	5	5

BALANCE, March 31, 2014	28,976	$29	$25,481	$(2,202)	$24,725	$13	$48,046

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224	$(640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,758	2,549
Loss on disposal of fixed assets	0	42
Share–based compensation expense	1,093	1,502
Deferred income tax benefit	(491)	(609)
Other non-cash charges	12	29

Changes in operating assets and liabilities:
Receivables	(10,138)	(3,988)
Inventories	1,720	926
Other assets	(325)	2,915
Accounts payable	13,533	13,995
Accrued payroll and related benefits	(2,463)	1,943
Deferred revenue	4,045	2,568
Income taxes	437	71
Other accrued expenses and liabilities	450	1,094

Net cash provided by operating activities	9,855	22,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(2,475)	(14,524)
Proceeds from sales of short term investments	2,459	3,371
Capital additions	(1,312)	(1,555)

Net cash used in investing activities	(1,328)	(12,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	91	0
Taxes related to equity compensation awards, net	(353)	(297)
Payment of dividends	(5,110)	(4,871)

Net cash used in financing activities	(5,372)	(5,168)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,155	4,521
CASH AND CASH EQUIVALENTS, beginning of period	9,772	16,186

CASH AND CASH EQUIVALENTS, end of period	$12,927	$20,707

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except per share amounts)

1. BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2014 and December 31, 2013, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

Short term investments consist of investments in government and agency securities and corporate debt securities with original maturities of greater than three months at the time of purchase. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of related tax effects.

At March 31, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,783	$0	$0	$12,783
Money market account	144	0	0	144
Government and agency securities	9,771	25	(7)	9,789
Corporate debt securities	6,771	31	(29)	6,773

	$29,469	$56	$(36)	$29,489

At December 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,660	$0	$0	$9,660
Money market account	112	0	0	112
Government and agency securities	9,857	20	(10)	9,867
Corporate debt securities	6,682	35	(33)	6,684

	$26,311	$55	$(43)	$26,323

Fixed Assets

Fixed assets are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which are generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,781 and $11,473 at March 31, 2014 and December 31, 2013, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2014 and 2013 was $3,909 and $3,845, respectively. The reserve for estimated returns incurred but not received and processed was $1,076 and $637 at March 31, 2014 and December 31, 2013, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges were $605 and $641 for the three months ended March 31, 2014 and 2013, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 14% and 11% of inventory purchases for the three months ended March 31, 2014 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the three months ended March 31, 2013, these suppliers supplied approximately 13% and 9% of inventory purchases. Additionally, a third supplier during the three months ended March 31, 2013 supplied approximately 10% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2014 and 2013, the Company reduced cost of revenue by $276 and $358, respectively, for these rebates. A receivable of $446 and $182 at March 31, 2014 and December 31, 2013, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2014 and December 31, 2013.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$144	$144
Government and agency securities	9,789	9,789
Corporate debt securities	6,773	6,773

Total assets	$16,706	$16,706

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$112	$112
Government and agency securities	9,867	9,867
Corporate debt securities	6,684	6,684

Total assets	$16,663	$16,663

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

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$224	$(640)
Net income allocated to unvested restricted stock	(1)	0

Net income (loss) allocated to common shares	$223	$(640)

Weighted average shares outstanding:
Basic	28,065	27,759
Effect of dilutive securities	424	0

Diluted	28,489	27,759

Basic income (loss) per common share	$0.01	$(0.02)

Diluted income (loss) per common share	$0.01	$(0.02)

In the three months ended March 31, 2014 and 2013, common stock equivalents representing 355 and 1,768 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three months ended March 31, 2013, diluted loss per common share was identical to basic loss per common share as the Company was in a net loss position and the impact of including common stock equivalents would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $18 in the three months ended March 31, 2014. In the three months ended March 31, 2013, the Company made no payments for income taxes. Interest payments in the three months ended March 31, 2014 and 2013 were $59 and $40, respectively. For the three months ended March 31, 2014 and 2013, the Company had non-cash capital additions of $35 and $586, respectively, of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11 which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, would be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward rather than a liability when the unrecognized tax benefit would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the Company intends to use the deferred tax asset for this purpose. If an applicable deferred tax asset is not available or the tax law does not require the company to use, and the company does not expect to use, the applicable deferred tax asset for such purpose, then the unrecognized tax benefit would be presented as a liability in the financial statements and would not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Effective January 1, 2014, the Company adopted ASU 2013-11 and reduced its deferred tax asset by the unrecognized tax benefit. The prior year consolidated balance sheet was reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3. CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended (the “Credit Facility”), with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2014 or December 31, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three months ended March 31, 2014 and 2013, the Company incurred no interest and $33 and $40 in an unused line fee, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. As of March 31, 2014, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At March 31, 2014, the Company had $111 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4. CAPITAL STOCK

Common Stock

The Company issued 8 and 1 shares of common stock upon the exercise of stock options in the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, employees surrendered to the Company 41 and 40 shares of common stock, respectively, valued at $616 and $339, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. No new shares of common stock were issued to board members or third-party marketing vendors during either the three months ended March 31, 2014 or 2013. Costs recognized for common stock previously issued to board members and third-party marketing vendors as compensation were $195 for the three months ended March 31, 2013. No amounts were recognized during the three months ended March 31, 2014. During both the three months ended March 31, 2014 and 2013, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5. SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	794	$8.91
Granted	179	14.95
Exercised	(8)	11.38
Forfeited/expired	(38)	10.09

Outstanding, March 31, 2014	927	$10.00	5.98	$4,817

Exercisable, March 31, 2014	190	$9.81	5.48	$1,119

Expected to vest at March 31, 2014	908	$9.99	5.98	$4,611

The Company recorded compensation expense of $75 and $146 in the accompanying consolidated statements of operations during the three months ended March 31, 2014 and 2013, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $27 and $4, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	686	$12.17
Granted	113	14.94
Vested	(141)	11.87
Forfeited	(35)	12.77

Nonvested, March 31, 2014	623	$12.71	$9,395

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

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	231	$8.74
Granted	93	14.95
Vested	(24)	14.72
Forfeited	(7)	9.70

Nonvested, March 31, 2014	293	$10.20	$4,422

The Company recorded compensation of $1,018 and $1,161 in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2014, 597 shares of restricted stock and 285 restricted stock units were expected to vest.

As of March 31, 2014, there was $9,720 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.3 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2018.

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. Several of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase obligations in 2014.

7. INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to income (loss) before income taxes of 34.5% and 43.8% in the three months ended March 31, 2014 and 2013, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2013, the Company had net operating loss carryforwards of approximately $29,684 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2014. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of March 31, 2014 and December 31, 2013 was $346 and $311, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $225 and $202 as of March 31, 2014 and December 31, 2013, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

From time to time, information provided by us, including but not limited to statements in this Quarterly Report or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should,” or other similar words or expressions often identify forward-looking statements.

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

Our 2013 Annual Report listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of the 2013 Annual Report in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”), a provider of weight management products and services, offers nutritionally balanced weight loss programs designed for women, men, and seniors, as well as the Nutrisystem® D® program, specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For the first quarter of 2014, the direct channel accounted for 90% of revenue compared to 7% for retail and 3% for QVC. For the first quarter of 2013, the direct channel accounted for 92% of revenue compared to 3% for retail and 5% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Our eCommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable as it allows us to react to changing market conditions relatively quickly. Additionally, we are continually looking to make investments to improve lifetime customer economics, length of stay, and overall customer satisfaction. We are able to test new commercials, offers and website configurations to allow us to be more responsive to customer needs and attempt to drive conversion.

In December 2013, we launched Nutrisystem My Way, a customizable program, along with our Fast 5™ kit, a one-week starter kit that can help customers lose five pounds in their first week of dieting. The Nutrisystem® My Way® program uses an algorithm to create a customized program tailored to the amount of calories needed for healthy weight loss. Customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss.

Additionally, we introduced new 5-day Weight Loss Kits in 2013, which were available exclusively at Walmart, and represented a significant departure from our traditional 28-day program. Walmart provides us with significant brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem products at an attractive price point. We are actively developing our retail product pipeline and expect additional products/kits to launch and are continually exploring additional distribution opportunities for these products.

We believe these new product and program innovations are resonating well with our customers. Revenue for the first quarter of 2014 increased 16% from the first quarter of 2013 to $122.2 million. We experienced increases in new customers, retail and on-program revenue, which offset decreased reactivation and QVC revenue. Retail revenue increased primarily from an increase in the number of stores carrying our product. On-program revenue increased in the first quarter of 2014 as compared to the same period of 2013 as it benefited from the increase of new customers through the fourth quarter of 2013, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the first quarter of 2014 as compared to the same period of 2013. Reactivation revenue decreased from the decline of new customer starts in previous years and QVC decreased due to fewer shows and air time. Gross margins were pressured during the first quarter of 2014 due to certain promotional offers but are expected to improve as 2014 progresses. We spent more in marketing during the first quarter of 2014, as compared to the same period of 2013, yet our acquisition cost per order decreased resulting in a more efficient marketing spend. For the remainder of 2014, we look to continue to work towards growing our direct business, launching new products and programs at an accelerated pace, capturing greater retail market share through channel and product expansion and operating with continued cost discipline.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our 2013 Annual Report.

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

During the three months ended March 31, 2014, we did not make any material change to our critical accounting policies.

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

Interest Expense, Net. Interest expense, net consists of interest expense and unused line fees on our revolving credit facility net of interest income earned on cash balances and short term investments.

Income Tax Expense (Benefit). We are subject to corporate level income taxes and record income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the three months ended March 31, 2014 and 2013, the direct channel represented 90% and 92%, respectively, of our revenue. Revenues through the direct channel were $110.5 million in the three months ended March 31, 2014 compared to $97.1 million in the same period of 2013. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The increase in revenue is primarily attributable to an increase in new customers and on-program revenue, which offset decreased reactivation revenue from the decline of new customer starts in previous years. We experienced a positive response to our program, Nutrisystem My Way with our Fast 5™ kit, which launched in December 2013, resulting in an increase in new customers. On-program revenue increased in the three months ended March 31, 2014 as compared to the same period of 2013 as it benefited from the increase of new customers through the fourth quarter of 2013, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the three months ended March 31, 2014 as compared to the same period of 2013. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)

REVENUE	$122,228	$105,384	$16,844	16%

COSTS AND EXPENSES:
Cost of revenue	62,421	52,353	10,068	19%
Marketing	41,744	36,316	5,428	15%
General and administrative	15,918	15,251	667	4%
Depreciation and amortization	1,758	2,549	(791)	(31)%

Total costs and expenses	121,841	106,469	15,372	14%

Operating income (loss)	387	(1,085)	1,472	136%

INTEREST EXPENSE, net	45	53	(8)	(15)%

Income (loss) before income tax expense (benefit)	342	(1,138)	1,480	130%

INCOME TAX EXPENSE (BENEFIT)	118	(498)	616	124%

Net income (loss)	$224	$(640)	$864	135%

% of revenue
Gross margin	48.9%	50.3%
Marketing	34.2%	34.5%
General and administrative	13.0%	14.5%
Operating income (loss)	0.3%	(1.0)%

Revenue. Revenue increased to $122.2 million in the first quarter of 2014 from $105.4 million for the first quarter of 2013. The increase in revenue is primarily attributable to an increase in new customers, retail and on-program revenue which offset decreased reactivation and QVC revenue. Additionally, we had a higher average selling price in the first quarter of 2014 as compared to the same period of 2013. In the first quarter of 2014, the direct channel accounted for 90% of revenue compared to 7% for retail and 3% for QVC. In the first quarter of 2013, the direct channel accounted for 92% of revenue compared to 3% for retail and 5% for QVC.

Costs and Expenses. Cost of revenue increased to $62.4 million in the first quarter of 2014 from $52.4 million in the first quarter of 2013. Gross margin as a percent of revenue decreased to 48.9% in the first quarter of 2014 from 50.3% for the first quarter of 2013. The decrease in gross margin was primarily attributable to a higher mix of lower margin products resulting from the increase in retail sales and certain promotional offers, including a free week of food and shakes, partially offset by a price increase.

Marketing expense increased to $41.7 million in the first quarter of 2014 from $36.3 million in the first quarter of 2013. Marketing expense as a percent of revenue decreased to 34.2% in the first quarter of 2014 from 34.5% for the first quarter of 2013. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($6.9 million). This increase was offset by a decrease in television production ($1.1 million) and marketing consulting ($213,000). In total, media spending was $38.3 million in the first quarter of 2014 and $31.4 million in the first quarter of 2013.

General and administrative expense increased to $15.9 million in the first quarter of 2014 compared to $15.3 million in the first quarter of 2013. General and administrative expense as a percent of revenue decreased to 13.0% in the first quarter of 2014 from 14.5% for the first quarter of 2013. The increase in spending was primarily attributable to higher compensation, benefits and temporary help ($1.3 million) and increased professional, outside and computer services expense ($322,000). These increases were partially offset by approximately $1.4 million in severance recorded during the first quarter of 2013, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards.

Depreciation and amortization expense decreased to $1.8 million in the first quarter of 2014 compared to $2.5 million in the first quarter of 2013 as certain assets for our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, Net. Interest expense, net was $45,000 in the first quarter of 2014 compared to $53,000 in the first quarter of 2013.

Income Tax Expense (Benefit). In the first quarter of 2014, we recorded income tax expense of $118,000, which reflects an effective income tax rate of 34.5%. In the first quarter of 2013, we recorded an income tax benefit of $498,000, which reflects an effective income tax rate of 43.8%. The decrease in the effective income tax rate was due to the pre-tax loss in the first quarter of 2013 and a discrete income tax benefit for the research and development tax credit recorded in the first quarter of 2013.

Contractual Obligations and Commercial Commitments

As of March 31, 2014, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2014, we had working capital of $17.8 million, a decrease of $4.0 million from the $21.8 million working capital balance at December 31, 2013. The decrease in working capital is primarily due to increased accounts payable caused by the timing of payments. Cash and cash equivalents at March 31, 2014 were $12.9 million, an increase of $3.1 million from the balance of $9.8 million at December 31, 2013. In addition, we had $16.6 million invested in short term investments at both March 31, 2014 and December 31, 2013. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions, stock repurchases and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of March 31, 2014, no amounts were outstanding under the credit facility.

In the three months ended March 31, 2014, we generated cash flows of $9.9 million from operating activities, a decrease of $12.5 million from the same period of 2013. The decrease in cash flows from operations was primarily attributable to net changes in operating assets and liabilities largely due to an increase in receivables due to increased purchases of our gift cards.

In the three months ended March 31, 2014, net cash used in investing activities was $1.3 million, a decrease of $11.4 million from the same period of 2013. The decrease was primarily due to a reduced level of short term investment purchases.

In the three months ended March 31, 2014, net cash used in financing activities was $5.4 million primarily for the payment of dividends.

Subsequent to March 31, 2014, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 22, 2014 to stockholders of record as of May 12, 2014. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations and dividends for the foreseeable future.

Seasonality

Typically in the weight loss industry, revenue is strongest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet at the start of a new year and the price and availability of certain media.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2014 of $12.9 million were maintained in bank and money market accounts. Additionally, we have $16.6 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2013 Annual Report under the heading “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2014, provided however that 40,776 shares, at an average purchase price of $15.11, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 7, 2014
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	May 7, 2014
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document