Form 10-Q
period 2014-06-30
NUTRI SYSTEM INC /DE/
filed 2014-08-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2014:

Common Stock, $.001 par value	28,782,687 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,979	$9,772
Short term investments	16,501	16,551
Receivables	11,117	7,738
Inventories	19,748	26,088
Prepaid income taxes	0	2,167
Deferred income taxes	1,342	931
Other current assets	4,462	6,034

Total current assets	76,149	69,281
FIXED ASSETS, net	26,102	26,029
DEFERRED INCOME TAXES	7,032	5,924
OTHER ASSETS	1,151	1,211

Total assets	$110,434	$102,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,705	$29,117
Accrued payroll and related benefits	4,776	6,723
Income taxes payable	3,724	0
Deferred revenue	5,579	4,228
Other accrued expenses and current liabilities	7,530	7,441

Total current liabilities	54,314	47,509
NON-CURRENT LIABILITIES	2,716	2,779

Total liabilities	57,030	50,288

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,010 at June 30, 2014 and 28,866 at December 31, 2013)	29	29
Additional paid-in capital	27,575	24,095
Treasury stock, at cost, 222 shares at June 30, 2014 and 158 shares at December 31, 2013	(2,575)	(1,586)
Retained earnings	28,351	29,611
Accumulated other comprehensive income	24	8

Total stockholders’ equity	53,404	52,157

Total liabilities and stockholders’ equity	$110,434	$102,445

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$111,052	$97,469	$233,280	$202,853

COSTS AND EXPENSES:
Cost of revenue	54,141	47,716	116,562	100,069
Marketing	25,990	24,250	67,734	60,566
General and administrative	15,768	13,350	31,686	28,601
Depreciation and amortization	1,913	2,342	3,671	4,891

Total costs and expenses	97,812	87,658	219,653	194,127

Operating income	13,240	9,811	13,627	8,726
INTEREST EXPENSE, net	47	29	92	82

Income before income taxes	13,193	9,782	13,535	8,644
INCOME TAX EXPENSE	4,490	3,423	4,608	2,925

Net income	$8,703	$6,359	$8,927	$5,719

BASIC INCOME PER COMMON SHARE	$0.30	$0.22	$0.31	$0.20

DILUTED INCOME PER COMMON SHARE	$0.30	$0.22	$0.31	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,208	27,895	28,226	27,905
Diluted	28,600	28,001	28,634	28,046

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$8,703	$6,359	$8,927	$5,719

OTHER COMPREHENSIVE INCOME (LOSS):

Short term investments:
Unrealized gain (loss) on short term investments, net of income tax expense (benefit) of $6, ($23), $9, and ($15), respectively	11	(47)	16	(28)
Reclassification adjustments, net of income tax (benefit) expense of $0 and $2, respectively, for 2013	0	(1)	0	4

Other comprehensive income (loss), net of tax	11	(48)	16	(24)

Comprehensive income	$8,714	$6,311	$8,943	$5,695

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, January 1, 2014	28,866	$29	$24,095	$(1,586)	$29,611	$8	$52,157

Net income	0	0	0	0	8,927	0	8,927
Share-based compensation expense	119	0	2,910	0	0	0	2,910
Exercise of stock options	25	0	248	0	0	0	248
Equity compensation awards, net	0	0	322	0	0	0	322
Cash dividends	0	0	0	0	(10,187)	0	(10,187)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(989)	0	0	(989)
Other comprehensive income, net of tax	0	0	0	0	0	16	16

BALANCE, June 30, 2014	29,010	$29	$27,575	$(2,575)	$28,351	$24	$53,404

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,927	$5,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,671	4,891
Loss on disposal of fixed assets	5	48
Share–based compensation expense	2,910	2,890
Deferred income tax benefit	(1,272)	(788)
Other non-cash charges	13	30
Changes in operating assets and liabilities:
Receivables	(3,379)	867
Inventories	6,340	826
Other assets	1,632	2,153
Accounts payable	3,049	6,642
Accrued payroll and related benefits	(1,947)	2,027
Deferred revenue	1,351	67
Income taxes	5,549	3,658
Other accrued expenses and liabilities	10	1,006

Net cash provided by operating activities	26,859	30,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(4,402)	(18,458)
Proceeds from sales of short term investments	4,464	3,594
Capital additions	(3,194)	(3,984)
Proceeds from the sale of fixed assets	0	28

Net cash used in investing activities	(3,132)	(18,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	248	0
Taxes related to equity compensation awards, net	(581)	(449)
Payment of dividends	(10,187)	(9,868)

Net cash used in financing activities	(10,520)	(10,317)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,207	899
CASH AND CASH EQUIVALENTS, beginning of period	9,772	16,186

CASH AND CASH EQUIVALENTS, end of period	$22,979	$17,085

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs and digital tools to support weight loss. The weight loss programs are designed for women, men, and seniors, as well as the Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2014 and December 31, 2013, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At June 30, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$22,591	$0	$0	$22,591
Money market account	388	0	0	388
Government and agency securities	9,666	35	(2)	9,699
Corporate debt securities	6,798	37	(33)	6,802

	$39,443	$72	$(35)	$39,480

At December 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,660	$0	$0	$9,660
Money market account	112	0	0	112
Government and agency securities	9,857	20	(10)	9,867
Corporate debt securities	6,682	35	(33)	6,684

	$26,311	$55	$(43)	$26,323

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $11,906 and $11,473 at June 30, 2014 and December 31, 2013, respectively.

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. The Company also sells prepaid program cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website or via telephone by the customer and the product is shipped to the customer. Revenue from the retail programs is recognized when the product is received at the seller’s location.

Deferred revenue consists primarily of unredeemed prepaid gift cards, unshipped frozen foods and unamortized subscription fees. When a customer orders the frozen program, two separate shipments are delivered. The first shipment contains Nutrisystem’s standard shelf-stable food. The second shipment contains the frozen foods and is generally delivered within a week of a customer’s order. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2014 was $4,201 and $8,110, respectively, and $2,643 and $6,488 for the three and six months ended June 30, 2013, respectively. The reserve for estimated returns incurred but not received and processed was $1,289 and $637 at June 30, 2014 and December 31, 2013, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges were $537 and $1,142 for the three and six months ended June 30, 2014, respectively, and $561 and $1,202 for the three and six months ended June 30, 2013, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 17% and 11% of inventory purchases for the six months ended June 30, 2014 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the six months ended June 30, 2013, these suppliers supplied approximately 19% and 11% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2014, the Company reduced cost of revenue by $270 and $546, respectively, for these rebates. For the comparable periods of 2013, cost of revenue was reduced by $334 and $692, respectively. A receivable of $756 and $182 at June 30, 2014 and December 31, 2013, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2014 and December 31, 2013.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$388	$388
Government and agency securities	9,699	9,699
Corporate debt securities	6,802	6,802

Total assets	$16,889	$16,889

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$112	$112
Government and agency securities	9,867	9,867
Corporate debt securities	6,684	6,684

Total assets	$16,663	$16,663

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$8,703	$6,359	$8,927	$5,719
Net income allocated to unvested restricted stock	(179)	(169)	(187)	(140)

Net income allocated to common shares	$8,524	$6,190	$8,740	$5,579

Weighted average shares outstanding:
Basic	28,208	27,895	28,226	27,905
Effect of dilutive securities	392	106	408	141

Diluted	28,600	28,001	28,634	28,046

Basic income per common share	$0.30	$0.22	$0.31	$0.20

Diluted income per common share	$0.30	$0.22	$0.31	$0.20

In the three and six months ended June 30, 2014, common stock equivalents representing 444 and 400 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three and six months ended June 30, 2013, common stock equivalents representing 1,253 and 1,360 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $18 in the six months ended June 30, 2014. In the six months ended June 30, 2013, the Company made no payments for income taxes. Interest payments in the six months ended June 30, 2014 and 2013 were $98 and $65, respectively. For the six months ended June 30, 2014 and 2013, the Company had non-cash capital additions of $597 and $443, respectively, of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes,” (“ASU 2013-11”) which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, would be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward rather than a liability when the unrecognized tax benefit would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the Company intends to use the deferred tax asset for this purpose. If an applicable deferred tax asset is not available or the tax law does not require the company to use, and the company does not expect to use, the applicable deferred tax asset for such purpose, then the unrecognized tax benefit would be presented as a liability in the financial statements and would not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Effective January 1, 2014, the Company adopted ASU 2013-11 and reduced its deferred tax asset by the unrecognized tax benefit. The prior year consolidated balance sheet was reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended (the “Credit Facility”), with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2014 and December 31, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and six months ended June 30, 2014, the Company incurred no interest expense and $38 and $71 in an unused line fee, respectively. In the comparable periods of 2013, the Company incurred no interest expense and $25 and $65 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of June 30, 2014, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At June 30, 2014, the Company had $162 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 25 and 1 shares of common stock upon the exercise of stock options in the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, employees surrendered to the Company 64 and 59 shares of common stock, respectively, valued at $989 and $507, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the six months ended June 30, 2014 and 2013, the Company issued 29 and 51 shares of common stock, respectively, as compensation to board members and consultants. Costs recognized for these stock grants issued were $485 and $650 for the six months ended June 30, 2014 and 2013, respectively. During each of the three and six months ended June 30, 2014 and 2013, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	794	$8.91
Granted	179	14.95
Exercised	(25)	9.94
Forfeited/expired	(40)	10.40

Outstanding, June 30, 2014	908	$10.00	5.74	$6,553

Exercisable, June 30, 2014	195	$9.67	5.31	$1,555

Expected to vest at June 30, 2014	889	$9.99	5.74	$6,434

The Company recorded compensation expense of $118 and $193 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014, respectively, for stock option awards. During the three and six months ended June 30, 2013, the Company recorded compensation expense of $46 and $192, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2014 was $113 and $140, respectively, and $3 and $7, respectively, for the comparable periods of 2013.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	686	$12.17
Granted	113	14.94
Vested	(219)	10.96
Forfeited	(47)	12.56

Nonvested, June 30, 2014	533	$13.23	$9,121

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	231	$8.74
Granted	93	14.95
Vested	(24)	14.72
Forfeited	(7)	9.70

Nonvested, June 30, 2014	293	$10.20	$5,021

The Company recorded compensation expense of $1,214 and $2,232 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014, respectively, and $887 and $2,048, respectively, for the comparable periods of 2013 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2014, 510 shares of restricted stock and 285 restricted stock units were expected to vest.

As of June 30, 2014, there was $8,227 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.3 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2018.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 34.0% in both the three and six months ended June 30, 2014, respectively, as compared to 35.0% and 33.8% in the comparable periods of 2013. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2013, the Company had net operating loss carryforwards of approximately $29,684 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2014. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of June 30, 2014 and December 31, 2013 was $346 and $311, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $225 and $202 as of June 30, 2014 and December 31, 2013, respectively.

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

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs and digital tools to support weight loss. The weight loss programs are designed for women, men, and seniors, as well as the Nutrisystem® D® program specifically designed to help people with type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For the six months ended June 30, 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. For the six months ended June 30, 2013, the direct channel accounted for 93% of revenue compared to 3% for retail and 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

In December 2013, we launched Nutrisystem My Way, a customizable program, along with our Fast 5™ kit, a one-week starter kit that can help customers lose five pounds in their first week of dieting. The Nutrisystem® My Way® program uses an algorithm to create programs tailored to the amount of calories needed for healthy weight loss based upon customers’ responses on their lifestyle. Customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss.

Additionally, we introduced new 5-day Weight Loss Kits in 2013 which represented a significant departure from our traditional 28-day program. The retail channel provides us with significant brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem® products at an attractive price point. We are actively developing our retail product pipeline and expect additional products/kits to launch and are continually exploring additional distribution opportunities for these products.

We believe these new product and program innovations are resonating well with our customers. Revenue for the six months ended June 30, 2014 increased 15% from the comparable period of 2013 to $233.3 million. We experienced increases in new customers, on-program and retail revenue, which offset decreased reactivation and QVC revenue. Retail revenue growth was primarily from an increase in the number of stores carrying our product. On-program revenue increased in the six months ended June 30, 2014 as compared to the same period of 2013 as it benefited from the increase of new customers through the fourth quarter of 2013 and first quarter of 2014, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the six month ended June 30, 2014 as compared to the same period of 2013. Reactivation revenue decreased from the decline of new customer starts in previous years and QVC decreased due to fewer shows and air time. Gross margins were slightly pressured due to certain promotional offers, a higher level of customer returns and changes in product mix in the six month ended June 30, 2014 as compared to the same period of 2013 but improved in the three months ended June 30, 2014 as compared to the same period of 2013. We spent more in marketing during the six months ended June 30, 2014, as compared to the same period of 2013, yet our acquisition cost per order decreased resulting in a more efficient marketing spend. For the remainder of 2014, we look to continue to work towards growing our direct business, launching new products and programs at an accelerated pace, capturing greater retail market share through channel and product expansion and operating with continued cost discipline.

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

During the six months ended June 30, 2014, we did not make any material change to our critical accounting policies.

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

Income Tax Expense. We are subject to corporate level income taxes and record income taxes based on an estimated effective income tax rate for the year.

Overview of the Direct Channel

In the six months ended June 30, 2014 and 2013, the direct channel represented 91% and 93%, respectively, of our revenue. Revenues through the direct channel were $102.2 million and $212.7 million in the three and six months ended June 30, 2014 compared to $90.6 million and $187.7 million in the comparable periods of 2013. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The increase in revenue is primarily attributable to an increase in new customers and on-program revenue, which offset decreased reactivation revenue from the decline of new customer starts in previous years. We experienced a positive response to our program, Nutrisystem My Way with our Fast 5™ kit, which launched in December 2013, resulting in an increase in new customers. On-program revenue increased in the six months ended June 30, 2014 as compared to the same period of 2013 as it benefited from the increase of new customers through the fourth quarter of 2013 and first quarter of 2014, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the six months ended June 30, 2014 as compared to the same period of 2013. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)

REVENUE	$111,052	$97,469	$13,583	14%

COSTS AND EXPENSES:
Cost of revenue	54,141	47,716	6,425	13%
Marketing	25,990	24,250	1,740	7%
General and administrative	15,768	13,350	2,418	18%
Depreciation and amortization	1,913	2,342	(429)	(18)%

Total costs and expenses	97,812	87,658	10,154	12%

Operating income	13,240	9,811	3,429	35%

INTEREST EXPENSE, net	47	29	18	62%

Income before income taxes	13,193	9,782	3,411	35%
INCOME TAX EXPENSE	4,490	3,423	1,067	31%

Net income	$8,703	$6,359	$2,344	37%

% of revenue
Gross margin	51.2%	51.0%
Marketing	23.4%	24.9%
General and administrative	14.2%	13.7%
Operating income	11.9%	10.1%

Revenue. Revenue increased to $111.1 million in the second quarter of 2014 from $97.5 million for the second quarter of 2013. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers and retail and QVC revenue that was slightly offset by decreased reactivation revenue. Additionally, we had a higher average selling price in the second quarter of 2014 as compared to the same period of 2013. In the second quarter of 2014, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the second quarter of 2013, the direct channel accounted for 93% of revenue compared to 4% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $54.1 million in the second quarter of 2014 from $47.7 million in the second quarter of 2013. Gross margin as a percent of revenue increased to 51.2% in the second quarter of 2014 from 51.0% for the second quarter of 2013. The increase in gross margin was primarily attributable to a price increase that was partially offset by an increase in certain promotional items, a higher level of customer returns and changes in product mix.

Marketing expense increased to $26.0 million in the second quarter of 2014 from $24.3 million in the second quarter of 2013. Marketing expense as a percent of revenue decreased to 23.4% in the second quarter of 2014 from 24.9% for the second quarter of 2013. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($1.1 million), television production ($1.0 million) and public relations ($135,000). These increases were offset by a decrease in marketing consulting ($629,000). In total, media spending was $21.4 million in the second quarter of 2014 and $20.3 million in the second quarter of 2013.

General and administrative expense increased to $15.8 million in the second quarter of 2014 compared to $13.4 million in the second quarter of 2013. General and administrative expense as a percent of revenue increased to 14.2% in the second quarter of 2014 from 13.7% for the second quarter of 2013. The increase in spending was primarily attributable to higher compensation, benefits and temporary help ($1.7 million), increased professional, outside and computer services expense ($457,000) and higher non-cash expense for share-based payment arrangements ($445,000).

Depreciation and amortization expense decreased to $1.9 million in the second quarter of 2014 compared to $2.3 million in the second quarter of 2013 as certain assets for our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, Net. Interest expense, net was $47,000 in the second quarter of 2014 compared to $29,000 in the second quarter of 2013.

Income Tax Expense. In the second quarter of 2014, we recorded income tax expense of $4.5 million, which reflects an effective income tax rate of 34.0%. In the second quarter of 2013, we recorded income tax expense of $3.4 million, which reflects an effective income tax rate of 35.0%. The decrease in the effective income tax rate was due to increased food donations.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)

REVENUE	$233,280	$202,853	$30,427	15%

COSTS AND EXPENSES:
Cost of revenue	116,562	100,069	16,493	16%
Marketing	67,734	60,566	7,168	12%
General and administrative	31,686	28,601	3,085	11%
Depreciation and amortization	3,671	4,891	(1,220)	(25)%

Total costs and expenses	219,653	194,127	25,526	13%

Operating income	13,627	8,726	4,901	56%

INTEREST EXPENSE, net	92	82	10	12%

Income before income taxes	13,535	8,644	4,891	57%
INCOME TAX EXPENSE	4,608	2,925	1,683	58%

Net income	$8,927	$5,719	$3,208	56%

% of revenue
Gross margin	50.0%	50.7%
Marketing	29.0%	29.9%
General and administrative	13.6%	14.1%
Operating income	5.8%	4.3%

Revenue. Revenue increased to $233.3 million in the six months ended June 30, 2014 from $202.9 million in the comparable period of 2013. The increase in revenue is primarily attributable to an increase in new customers, on-program and retail revenue which offset decreased reactivation and QVC revenue. Additionally, we had a higher average selling price in the six months ended June 30, 2014 as compared to the same period of 2013. In the six months ended June 30, 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the six months ended June 30, 2013, the direct channel accounted for 93% of revenue compared to 3% for retail and 4% for QVC.

Costs and Expenses. Cost of revenue increased to $116.6 million in the six months ended June 30, 2014 from $100.1 million in the comparable period of 2013. Gross margin as a percent of revenue decreased to 50.0% in the six months ended June 30, 2014 from 50.7% for the comparable period of 2013. The decrease in gross margin was primarily attributable to an increase in certain promotional items, a higher level of customer returns and changes in product mix partially offset by an increase in price.

Marketing expense increased to $67.7 million in the six months ended June 30, 2014 from $60.6 million in the comparable period of 2013. Marketing expense as a percent of revenue decreased to 29.0% in the six months ended June 30, 2014 from 29.9% for the comparable period of 2013. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($8.1 million) and public relations ($194,000). These increases were partially offset by a decrease in marketing consulting ($842,000). In total, media spending was $59.7 million in the six months ended June 30, 2014 and $51.6 million in the six months ended June 30, 2013.

General and administrative expense increased to $31.7 million in the six months ended June 30, 2014 from $28.6 million in the comparable period of 2013. General and administrative expense as a percent of revenue decreased to 13.6% in the six months ended June 30, 2014 from 14.1% in the comparable period of 2013. The increased spending is due to higher compensation, benefits and temporary help ($3.1 million), increased professional, outside and computer services expenses ($779,000) and higher non-cash expense for share-based payment arrangements ($302,000). These increases were partially offset by approximately $1.4 million in severance recorded during the first quarter of 2013, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards.

Depreciation and amortization expense decreased to $3.7 million in the six months ended June 30, 2014 compared to $4.9 million in the six months ended June 30, 2013 as certain assets for our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, net. Interest expense, net was $92,000 in the six months ended June 30, 2014 compared to $82,000 in the comparable period of 2013.

Income Tax Expense. In the six months ended June 30, 2014, we recorded income tax expense of $4.6 million, which reflects an estimated annual effective income tax rate of 34.0%. In the comparable period of 2013, we recorded income tax expense of $2.9 million, which reflects an estimated annual effective income tax rate of 33.8%.

Contractual Obligations and Commercial Commitments

As of June 30, 2014, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At both June 30, 2014 and December 31, 2013, we had working capital of $21.8 million. Cash and cash equivalents at June 30, 2014 were $23.0 million, an increase of $13.2 million from the balance of $9.8 million at December 31, 2013. In addition, we had $16.5 million invested in short term investments at June 30, 2014 as compared to $16.6 million at December 31, 2013. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of June 30, 2014, no amounts were outstanding under the credit facility.

In the six months ended June 30, 2014, we generated cash flows of $26.9 million from operating activities, a decrease of $3.2 million from the same period of 2013. The decrease in cash flows from operations was primarily attributable to net changes in operating assets and liabilities partially offset by an increase in net income.

In the six months ended June 30, 2014, net cash used in investing activities was $3.1 million, a decrease of $15.7 million from the same period of 2013. The decrease was primarily due to a reduced level of short term investment purchases.

In the six months ended June 30, 2014, net cash used in financing activities was $10.5 million primarily for the payment of dividends.

Subsequent to June 30, 2014, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 18, 2014 to stockholders of record as of August 8, 2014. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2014 of $23.0 million were maintained in bank and money market accounts. Additionally, we have $16.5 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2014, provided however that 23,187 shares, at an average purchase price of $16.10, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Fourth Amendment and Modification to Credit Agreement dated June 19, 2014, among the Company, certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on June 20, 2014.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	August 5, 2014
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	August 5, 2014
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

10.1	Fourth Amendment and Modification to Credit Agreement dated June 19, 2014, among the Company, certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on June 20, 2014.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document