Form 10-Q
period 2014-09-30
NUTRI SYSTEM INC /DE/
filed 2014-11-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2014:

Common Stock, $.001 par value	28,772,305 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,942	$9,772
Short term investments	16,588	16,551
Receivables	6,400	7,738
Inventories	17,490	26,088
Prepaid income taxes	154	2,167
Deferred income taxes	1,035	931
Other current assets	5,980	6,034

Total current assets	69,589	69,281
FIXED ASSETS, net	25,892	26,029
DEFERRED INCOME TAXES	7,459	5,924
OTHER ASSETS	1,107	1,211

Total assets	$104,047	$102,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,534	$29,117
Accrued payroll and related benefits	7,022	6,723
Deferred revenue	5,056	4,228
Other accrued expenses and current liabilities	5,974	7,441

Total current liabilities	46,586	47,509
NON-CURRENT LIABILITIES	2,678	2,779

Total liabilities	49,264	50,288

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,009 at September 30, 2014 and 28,866 at December 31, 2013)	29	29
Additional paid-in capital	29,177	24,095
Treasury stock, at cost, 233 shares at September 30, 2014 and 158 shares at December 31, 2013	(2,771)	(1,586)
Retained earnings	28,344	29,611
Accumulated other comprehensive income	4	8

Total stockholders’ equity	54,783	52,157

Total liabilities and stockholders’ equity	$104,047	$102,445

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$90,570	$85,360	$323,850	$288,213

COSTS AND EXPENSES:
Cost of revenue	44,043	47,627	160,605	147,696
Marketing	22,388	19,983	90,122	80,549
General and administrative	14,769	14,336	46,455	42,937
Depreciation and amortization	2,076	1,912	5,747	6,803

Total costs and expenses	83,276	83,858	302,929	277,985

Operating income	7,294	1,502	20,921	10,228
INTEREST EXPENSE, net	41	41	133	123

Income before income taxes	7,253	1,461	20,788	10,105
INCOME TAX EXPENSE	2,177	1,105	6,785	4,030

Net income	$5,076	$356	$14,003	$6,075

BASIC INCOME PER COMMON SHARE	$0.18	$0.01	$0.49	$0.21

DILUTED INCOME PER COMMON SHARE	$0.17	$0.01	$0.48	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,274	27,983	28,287	27,974
Diluted	28,681	28,261	28,694	28,160

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$5,076	$356	$14,003	$6,075

OTHER COMPREHENSIVE (LOSS) INCOME:

Short term investments:
Unrealized (loss) gain on short term investments, net of income tax (benefit) expense of ($11), $22, ($2), and $7, respectively	(20)	40	(4)	12
Reclassification adjustments, net of income tax expense of $2	0	0	0	4

Other comprehensive (loss) income, net of tax	(20)	40	(4)	16

Comprehensive income	$5,056	$396	$13,999	$6,091

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, January 1, 2014	28,866	$29	$24,095	$(1,586)	$29,611	$8	$52,157

Net income	0	0	0	0	14,003	0	14,003
Share-based compensation expense	118	0	4,443	0	0	0	4,443
Exercise of stock options	25	0	248	0	0	0	248
Equity compensation awards, net	0	0	391	0	0	0	391
Cash dividends	0	0	0	0	(15,270)	0	(15,270)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,185)	0	0	(1,185)
Other comprehensive loss, net of tax	0	0	0	0	0	(4)	(4)

BALANCE, September 30, 2014	29,009	$29	$29,177	$(2,771)	$28,344	$4	$54,783

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,003	$6,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,747	6,803
Loss on disposal of fixed assets	7	110
Share–based compensation expense	4,443	4,031
Deferred income tax benefit	(1,391)	(642)
Other non-cash charges	17	43
Changes in operating assets and liabilities:
Receivables	1,338	(794)
Inventories	8,598	7,781
Other assets	158	2,952
Accounts payable	(932)	1,402
Accrued payroll and related benefits	299	4,172
Deferred revenue	828	1,831
Income taxes	1,678	4,264
Accrued settlement	0	5,000
Other accrued expenses and liabilities	(1,576)	517

Net cash provided by operating activities	33,217	43,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(6,729)	(23,536)
Proceeds from sales of short term investments	6,669	3,952
Capital additions	(5,260)	(6,351)
Proceeds from the sale of fixed assets	0	28

Net cash used in investing activities	(5,320)	(25,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	248	0
Taxes related to equity compensation awards, net	(705)	(548)
Payment of dividends	(15,270)	(14,923)

Net cash used in financing activities	(15,727)	(15,471)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,170	2,167
CASH AND CASH EQUIVALENTS, beginning of period	9,772	16,186

CASH AND CASH EQUIVALENTS, end of period	$21,942	$18,353

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2014 and December 31, 2013, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At September 30, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$21,696	$0	$0	$21,696
Money market account	246	0	0	246
Government and agency securities	9,790	29	(10)	9,809
Corporate debt securities	6,792	27	(40)	6,779

	$38,524	$56	$(50)	$38,530

At December 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,660	$0	$0	$9,660
Money market account	112	0	0	112
Government and agency securities	9,857	20	(10)	9,867
Corporate debt securities	6,682	35	(33)	6,684

	$26,311	$55	$(43)	$26,323

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $12,114 and $11,473 at September 30, 2014 and December 31, 2013, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2014 was $2,783 and $10,893, respectively, and $2,532 and $9,020 for the three and nine months ended September 30, 2013, respectively. The reserve for estimated returns incurred but not received and processed was $1,143 and $637 at September 30, 2014 and December 31, 2013, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges were $483 and $1,625 for the three and nine months ended September 30, 2014, respectively, and $460 and $1,662 for the three and nine months ended September 30, 2013, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 16% and 12% of inventory purchases for the nine months ended September 30, 2014 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the nine months ended September 30, 2013, these suppliers supplied approximately 15% and 12% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 90% of its orders are shipped by one third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on the accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2014, the Company reduced cost of revenue by $172 and $718, respectively, for these rebates. For the comparable periods of 2013, cost of revenue was reduced by $205 and $897, respectively. A receivable of $157 and $182 at September 30, 2014 and December 31, 2013, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the vendor has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2014 and December 31, 2013.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$246	$246
Government and agency securities	9,809	9,809
Corporate debt securities	6,779	6,779

Total assets	$16,834	$16,834

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$112	$112
Government and agency securities	9,867	9,867
Corporate debt securities	6,684	6,684

Total assets	$16,663	$16,663

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$5,076	$356	$14,003	$6,075
Net income allocated to unvested restricted stock	(89)	(10)	(277)	(147)

Net income allocated to common shares	$4,987	$346	$13,726	$5,928

Weighted average shares outstanding:
Basic	28,274	27,983	28,287	27,974
Effect of dilutive securities	407	278	407	186

Diluted	28,681	28,261	28,694	28,160

Basic income per common share	$0.18	$0.01	$0.49	$0.21

Diluted income per common share	$0.17	$0.01	$0.48	$0.21

In the three and nine months ended September 30, 2014, common stock equivalents representing 434 and 411 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three and nine months ended September 30, 2013, common stock equivalents representing 406 and 1,042 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $6,118 and $340 in the nine months ended September 30, 2014 and 2013, respectively. Interest payments in the nine months ended September 30, 2014 and 2013 were $134 and $91, respectively. For the nine months ended September 30, 2014 and 2013, the Company had non-cash capital additions of $399 and $343, respectively, of unpaid invoices in accounts payable and accrued expenses.

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

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended (the “Credit Facility”), with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2014 and December 31, 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and nine months ended September 30, 2014, the Company incurred no interest expense and $32 and $103 in an unused line fee, respectively. In the comparable periods of 2013, the Company incurred no interest expense and $26 and $91 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of September 30, 2014, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At September 30, 2014, the Company had $131 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 25 and 1 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, employees surrendered to the Company 75 and 69 shares of common stock, respectively, valued at $1,185 and $623, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the nine months ended September 30, 2014 and 2013, the Company issued 29 and 51 shares of common stock, respectively, as compensation to board members and consultants. Costs recognized for these stock grants issued were $485 and $650 for the nine months ended September 30, 2014 and 2013, respectively. During each of the quarters in the periods ended September 30, 2014 and 2013, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	794	$8.91
Granted	179	14.95
Exercised	(25)	9.94
Forfeited/expired	(40)	10.40

Outstanding, September 30, 2014	908	$10.00	5.49	$4,987

Exercisable, September 30, 2014	201	$9.80	5.02	$1,234

Expected to vest at September 30, 2014	890	$9.99	5.49	$4,900

The Company recorded compensation expense of $118 and $311 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, for stock option awards. During the three and nine months ended September 30, 2013, the Company recorded compensation expense of $84 and $276, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2014 was $0 and $140, respectively, and $0 and $7, respectively, for the comparable periods of 2013.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	686	$12.17
Granted	114	14.11
Vested	(259)	10.77
Forfeited	(49)	12.66

Nonvested, September 30, 2014	492	$13.15	$7,585

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	231	$8.74
Granted	93	14.95
Vested	(24)	14.72
Forfeited	(7)	9.70

Nonvested, September 30, 2014	293	$10.20	$4,510

The Company recorded compensation expense of $1,415 and $3,647 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, and $1,057 and $3,105, respectively, for the comparable periods of 2013 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2014, 472 shares of restricted stock and 285 restricted stock units were expected to vest.

As of September 30, 2014, there was $7,340 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.2 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2018.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 30.0% and 32.6% in the three and nine months ended September 30, 2014, respectively, as compared to 75.6% and 39.9% in the comparable periods of 2013. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2013, the Company had net operating loss carryforwards of approximately $29,684 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2014. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of September 30, 2014 and December 31, 2013 was $346 and $311, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $225 and $202 as of September 30, 2014 and December 31, 2013, respectively.

In the three months ended September 30, 2013, the Company recorded a valuation allowance of $800 against its deferred tax asset generated for charitable contributions. The Company recorded the valuation allowance to reduce the deferred tax asset to an amount it expects is more likely than not to be realized due to the short carryforward period for this temporary difference. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets.

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

Revenue consists primarily of food sales. For the nine months ended September 30, 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. For the nine months ended September 30, 2013, the direct channel accounted for 92% of revenue compared to 4% for retail and 4% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenues, marketing per new customer, operating margins and reactivation revenue.

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

Additionally, we introduced new 5-day Weight Loss Kits in 2013 to select retailers, which represented a significant departure from our traditional 28-day program. The retail channel provides us with significant brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem® products at an attractive price point. We are actively developing our retail product pipeline and expect additional products/kits to launch and are continually exploring additional distribution opportunities for these products.

We believe these new product and program innovations are resonating well with our customers. Revenue for the nine months ended September 30, 2014 increased 12% from the comparable period of 2013 to $323.9 million. We experienced increases in new customers, on-program and retail revenue, which offset decreased reactivation and QVC revenue. Retail revenue growth was primarily from an increase in the number of stores carrying our product and expanded product offerings. On-program revenue increased in the nine months ended September 30, 2014 as compared to the same period of 2013 as it benefited from the increase of new customers each quarter since the fourth quarter of 2013, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the nine month ended September 30, 2014 as compared to the same period of 2013. Reactivation revenue decreased from the decline of new customer starts in previous years and QVC revenue decreased due to fewer shows and air time. For the remainder of 2014, we look to continue to work towards growing our direct business, launching new products and programs at an accelerated pace, capturing greater retail market share through channel and product expansion and operating with continued cost discipline.

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

During the nine months ended September 30, 2014, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the nine months ended September 30, 2014 and 2013, the direct channel represented 91% and 92%, respectively, of our revenue. Revenues through the direct channel were $83.4 million and $296.1 million in the three and nine months ended September 30, 2014 compared to $77.3 million and $265.0 million in the comparable periods of 2013. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The increase in revenue is primarily attributable to an increase in new customers and on-program revenue, which offset decreased reactivation revenue from the decline of new customer starts in previous years. We experienced a positive response to our program, Nutrisystem My Way with our Fast 5™ kit, which launched in December 2013, resulting in an increase in new customers. On-program revenue increased in the nine months ended September 30, 2014 as compared to the same period of 2013 as it benefited from the increase of new customers each quarter since the fourth quarter of 2013, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in the nine months ended September 30, 2014 as compared to the same period of 2013. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)

REVENUE	$90,570	$85,360	$5,210	6%

COSTS AND EXPENSES:
Cost of revenue	44,043	47,627	(3,584)	(8)%
Marketing	22,388	19,983	2,405	12%
General and administrative	14,769	14,336	433	3%
Depreciation and amortization	2,076	1,912	164	9%

Total costs and expenses	83,276	83,858	(582)	(1)%

Operating income	7,294	1,502	5,792	386%

INTEREST EXPENSE, net	41	41	0	0%

Income before income taxes	7,253	1,461	5,792	396%
INCOME TAX EXPENSE	2,177	1,105	1,072	97%

Net income	$5,076	$356	$4,720	1326%

% of revenue
Gross margin	51.4%	44.2%
Marketing	24.7%	23.4%
General and administrative	16.3%	16.8%
Operating income	8.1%	1.8%

Revenue. Revenue increased to $90.6 million in the third quarter of 2014 from $85.4 million for the third quarter of 2013. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers and retail revenue that was slightly offset by decreased QVC and reactivation revenue. Additionally, we had a higher average selling price in the third quarter of 2014 as compared to the same period of 2013. In the third quarter of 2014, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the third quarter of 2013, the direct channel accounted for 91% of revenue compared to 4% for retail and 5% for QVC.

Costs and Expenses. Cost of revenue decreased to $44.0 million in the third quarter of 2014 from $47.6 million in the third quarter of 2013. Gross margin as a percent of revenue increased to 51.4% in the third quarter of 2014 from 44.2% for the third quarter of 2013. The prior period of 2013 was negatively impacted by a $5.0 million charge recorded to settle certain disputes that had arisen with a supplier over a legacy contract. Additionally, the increase in gross margin is attributable to price increases and product mix partially offset by an increase in certain promotional items and a higher level of customer returns.

Marketing expense increased to $22.4 million in the third quarter of 2014 from $20.0 million in the third quarter of 2013. Marketing expense as a percent of revenue increased to 24.7% in the third quarter of 2014 from 23.4% for the third quarter of 2013. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($2.6 million) and public relations ($170,000). These increases were offset by a decrease in television production ($551,000). In total, media spending was $18.3 million in the third quarter of 2014 and $15.7 million in the third quarter of 2013.

General and administrative expense increased to $14.8 million in the third quarter of 2014 compared to $14.3 million in the third quarter of 2013. General and administrative expense as a percent of revenue decreased to 16.3% in the third quarter of 2014 from 16.8% for the third quarter of 2013. The increase in spending was primarily attributable to higher compensation and benefits ($487,000) and higher non-cash expense for share-based payment arrangements ($399,000) reflecting increased call center commissions and labor costs for key initiatives. These increases were partially offset by reduced spending in research and development ($123,000), miscellaneous taxes ($118,000) and new packaging ($98,000).

Depreciation and amortization expense increased to $2.1 million in the third quarter of 2014 compared to $1.9 million in the third quarter of 2013 due to increased capital expenditures for our website and digital tools.

Interest Expense, Net. Interest expense, net was $41,000 in each of the third quarters of 2014 and 2013.

Income Tax Expense. In the third quarter of 2014, we recorded income tax expense of $2.2 million, which reflects an effective income tax rate of 30.0%. In the third quarter of 2013, we recorded income tax expense of $1.1 million, which reflects an effective income tax rate of 75.6%. In the third quarter of 2014, we recorded a discrete income tax benefit of $411,000 for a tax depreciation adjustment. In the third quarter of 2013, we recorded a charge of $800,000 to record a valuation allowance against the deferred tax asset generated for our charitable contributions that might not be realized due to the short carryforward period for this temporary difference.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)

REVENUE	$323,850	$288,213	$35,637	12%

COSTS AND EXPENSES:
Cost of revenue	160,605	147,696	12,909	9%
Marketing	90,122	80,549	9,573	12%
General and administrative	46,455	42,937	3,518	8%
Depreciation and amortization	5,747	6,803	(1,056)	(16)%

Total costs and expenses	302,929	277,985	24,944	9%

Operating income	20,921	10,228	10,693	105%

INTEREST EXPENSE, net	133	123	10	8%

Income before income taxes	20,788	10,105	10,683	106%
INCOME TAX EXPENSE	6,785	4,030	2,755	68%

Net income	$14,003	$6,075	$7,928	131%

% of revenue
Gross margin	50.4%	48.8%
Marketing	27.8%	27.9%
General and administrative	14.3%	14.9%
Operating income	6.5%	3.5%

Revenue. Revenue increased to $323.9 million in the nine months ended September 30, 2014 from $288.2 million in the comparable period of 2013. The increase in revenue is primarily attributable to an increase in new customers, on-program and retail revenue which offset decreased reactivation and QVC revenue. Additionally, we had a higher average selling price in the nine months ended September 30, 2014 as compared to the same period of 2013. In the nine months ended September 30, 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the nine months ended September 30, 2013, the direct channel accounted for 92% of revenue compared to 4% for retail and 4% for QVC.

Costs and Expenses. Cost of revenue increased to $160.6 million in the nine months ended September 30, 2014 from $147.7 million in the comparable period of 2013. Gross margin as a percent of revenue increased to 50.4% in the nine months ended September 30, 2014 from 48.8% for the comparable period of 2013. The prior period of 2013 was negatively impacted by a $5.0 million charge recorded to settle certain disputes that had arisen with a supplier over a legacy contract.

Marketing expense increased to $90.1 million in the nine months ended September 30, 2014 from $80.5 million in the comparable period of 2013. Marketing expense as a percent of revenue decreased to 27.8% in the nine months ended September 30, 2014 from 27.9% for the comparable period of 2013. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($10.6 million) and public relations ($407,000). These increases were partially offset by a decrease in marketing consulting ($862,000) and television production ($573,000). In total, media spending was $77.9 million in the nine months ended September 30, 2014 and $67.3 million in the nine months ended September 30, 2013.

General and administrative expense increased to $46.5 million in the nine months ended September 30, 2014 from $42.9 million in the comparable period of 2013. General and administrative expense as a percent of revenue decreased to 14.3% in the nine months ended September 30, 2014 from 14.9% in the comparable period of 2013. The increased spending is due to higher compensation and benefits ($3.5 million), increased professional, outside and computer services expenses ($785,000) and higher non-cash expense for share-based payment arrangements ($701,000). These increases were partially offset by approximately $1.4 million in severance recorded during the first quarter of 2013, including $326,000 of non-cash expense related to the acceleration of previously awarded equity-based awards.

Depreciation and amortization expense decreased to $5.7 million in the nine months ended September 30, 2014 compared to $6.8 million in the nine months ended September 30, 2013 as certain assets for our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, net. Interest expense, net was $133,000 in the nine months ended September 30, 2014 compared to $123,000 in the comparable period of 2013.

Income Tax Expense. In the nine months ended September 30, 2014, we recorded income tax expense of $6.8 million, which reflects an estimated annual effective income tax rate of 32.6%. In the comparable period of 2013, we recorded income tax expense of $4.0 million, which reflects an estimated annual effective income tax rate of 39.9%. In the third quarter of 2014, we recorded a discrete income tax benefit of $411,000 for a tax depreciation adjustment. In the third quarter of 2013, we recorded a charge of $800,000 to record a valuation allowance against the deferred tax asset generated for our charitable contributions that might not be realized due to the short carryforward period for this temporary difference.

Contractual Obligations and Commercial Commitments

As of September 30, 2014, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures. In addition, we have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2014, we had working capital of $23.0 million, compared to working capital of $21.8 million at December 31, 2013. Cash and cash equivalents at September 30, 2014 were $21.9 million, an increase of $12.1 million from the balance of $9.8 million at December 31, 2013. In addition, we had $16.6 million invested in short term investments at both September 30, 2014 and December 31, 2013. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or a London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of September 30, 2014, no amounts were outstanding under the credit facility.

In the nine months ended September 30, 2014, we generated cash flows of $33.2 million from operating activities, a decrease of $10.3 million from the same period of 2013. The decrease in cash flows from operations was primarily attributable to net changes in operating assets and liabilities, including higher income tax payments and the timing of accrued payroll and related benefits, partially offset by an increase in net income.

In the nine months ended September 30, 2014, net cash used in investing activities was $5.3 million, a decrease of $20.6 million from the same period of 2013. The decrease was primarily due to a reduced level of short term investment purchases.

In the nine months ended September 30, 2014, net cash used in financing activities was $15.7 million primarily for the payment of dividends.

Subsequent to September 30, 2014, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 24, 2014 to stockholders of record as of November 13, 2014. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2014 of $21.9 million were maintained in bank and money market accounts. Additionally, we have $16.6 million invested in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended September 30, 2014, provided however that 11,454 shares, at an average purchase price of $17.07, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 6, 2014
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	November 6, 2014
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document