Form 10-K
period 2014-12-31
NUTRI SYSTEM INC /DE/
filed 2015-03-09
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center
600 Office Center Drive
Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Large Accelerated Filer   ☐        Accelerated Filer   ☒         Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, was $483,186,862. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Stock Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 27, 2015: 28,963,300 shares

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business of, any of our food suppliers;

•	loss, or disruption in the business, of our fulfillment provider;

•	disruptions in the shipping of our food products;

•	claims that our personnel are unqualified to provide proper weight loss advice and other health or advertising related claims by consumers;

•	failure to attract or negative publicity with respect to any of our spokespersons or negative publicity with respect to the weight loss industry;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	general business and economic conditions;

•	the seasonal nature of our business;

•	loss of any of our third-party retailer agreements and any obligations associated with such loss;

•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of existing and future laws and regulations;

•	exposure to product liability claims if the use of our products results in illness or injury:

•	the impact of our restrictive debt covenants;

•	our inability to recruit and retain key executive officers;

•	potential litigation from our competitors;

•	provisions in our certificate of incorporation may deter or delay an acquisition or prevent a change in control: and

•	other risks and uncertainties, including those detailed herein and from time to time in our periodic reports filed with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. Typically, our program customers purchase monthly food packages containing a 28-day supply of breakfasts, lunches, dinners, snacks and desserts, which they supplement with fresh fruits, vegetables and dairy. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), where we send a 28-day food supply on an ongoing basis until notified of a customer’s cancellation. We offer our pre-selected favorites food pack or personalized plans where customers can hand pick their entire menu or customize plans to their dietary preference. Our meal plans feature more than 150 menu options at different price points including frozen and ready-to-go entrees, desserts, snacks and shakes. Additionally, we offer comprehensive individualized counseling options from trained weight loss counselors, registered dietitians and certified diabetes educators and provide further support through our digital tools.

Our program is based on the following cornerstones that represent who we are to our customers:

•

Real Results. The Nutrisystem program has helped millions of people lose weight successfully over our 40-plus year history. Our program is portioned for weight loss and is nutritionally balanced to meet national dietary guidelines. We also offer transition and maintenance plans, which include personalized menu options selected by our customer (e.g., only dinner entrees) as well as continued counseling support and access to Nutrisystem’s digital tools. These plans are designed to help our customers keep the weight off.

•

Sound Science. The Nutrisystem program is based on more than 40 years of nutrition research and the science of the low Glycemic Index, and offers portion-controlled items that include relatively higher amounts of fiber, contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the Glycemic Index are generally considered “good” carbohydrates. In addition, as of May 2014, we removed artificial flavors and sweeteners from all breakfasts, lunches, dessert bars and bakery items.

•

Complete Convenience. Nutrisystem sells its weight management program primarily through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can place orders 24 hours a day, seven days a week on our website, www.nutrisystem.com, and the food is shipped directly to our customers’ doors. Our customers can either choose our pre-selected favorites food pack or personalize their monthly food orders for their specific tastes or dietary needs. Our program does not require customers to visit centers, measure foods or count calories. The entrees are individually packaged and food preparation time is minimal. The direct-to-consumer approach using the Internet and telephone provides the convenience and privacy that our customers value. In addition, we provide online and telephone counseling and support to our customers using trained weight loss counselors, registered dietitians and other nutrition and dietary staff, and as a result, our customers do not need to travel for a face-to-face meeting.

•

Value. We believe we are very competitively priced within the weight management industry and provide a compelling value proposition to our customers which includes a selection of more than 150 food items, expert guides, tools, including NuMi, our digital product that integrates with wearable fitness devices and health platforms, and access to trained weight loss counselors, registered dietitians and other nutrition and dietary staff. We do not charge membership fees. Various promotional offers and pricing are offered throughout the year.

Competitive Strengths

We believe our program, kits and digital tools offer consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods by educating them about proper portion size, as well as the appropriate combinations of fiber, protein, good carbohydrates and fat.

We intend to capitalize on the following competitive strengths:

•

Product Efficacy. We believe most of our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer research has found that customers lost an average of 1.0 to 2.0 pounds per week and tended to stay on the program for 11 to 12 weeks. Our research indicates overall satisfaction with our program and a potential willingness on the part of our customers to refer the Nutrisystem program to others. We have also sponsored clinical trials at leading academic centers in patients with Type 2 diabetes. Statistically significant and clinically meaningful weight loss and improvements in HbA1c (a key measure of blood glucose control) were observed, in addition to improvements in secondary endpoints such as waist circumference, total plasma cholesterol and blood pressure.

•

Strong Brand Recognition. We believe that our brand is well recognized in the weight management industry. Our company and our predecessors have been in the weight management industry for more than 40 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

•

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, we generate revenue in our direct channel through the Internet and telephone (including the redemption of prepaid program cards). Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource 100% of our fulfillment operations to a third-party provider.

•

Retail. We also generate revenue through the sale of our products and kits at retail locations. These products and kits represent a significant departure from our traditional 28-day program and have expanded our products and consumer reach. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point.

•

Superior Consumer Value Proposition. Our goal is to offer our customers a complete weight management program that is convenient, private and cost-effective. Our customers primarily place their orders through the Internet or over the telephone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with a package of food, including daily breakfast, lunch, dinner and dessert, which removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight management program offers our customers significant value and is priced below those of our competitors. In addition, we do not charge a membership fee, as opposed to many of our competitors.

Our Industry

Weight management is a challenge for a significant portion of the U.S., as well as the global population. The World Health Organization has stated that worldwide obesity has more than doubled since 1980 and estimated that in 2014, more than 1.9 billion adults, 18 years and older, were overweight and over 600 million of these were obese.

According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. However, there is evidence that weight loss may reduce the risk of developing these conditions, as well as improve the health and quality of life of people who have these conditions. Our clinical trial results suggest and analyses of real world customer results confirm that people who stay on the Nutrisystem program for at least three months have a high probability of achieving clinically meaningful weight loss.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion and entertainment that depicts the thin body as the ideal body type. Studies suggest that there is rampant discrimination against people with obesity. Despite the high percentage of overweight and obese individuals in the U.S., the popularity of dieting appears to indicate consumers’ desire to be thin.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs. Our identified peers and competitors include, but are not limited to, Atkins Nutritionals, Inc., eDiets.com, Jenny Craig, Medifast, Inc. and Weight Watchers International, Inc.

We believe that the principal competitive factors in the weight loss market are:

•	the availability, convenience, privacy and effectiveness of the weight reduction program;

•	brand recognition and trustworthiness;

•	media spending;

•	new products and innovative offerings;

•	program pricing; and

•	the ability to attract and retain customers through promotion and personal referral.

Based on these factors, we believe that we can compete effectively in the weight loss industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing a well-recognized food-based weight management program using the direct channel, we believe that we have a competitive advantage in our market.

Our Products and Services

For more than 40 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide a comprehensive weight management program, consisting primarily of a pre-packaged food program, digital tools and counseling. Typically, our customers purchase monthly food packages of frozen and ready-to-go food containing 28 days of breakfasts, lunches, dinners, snacks and desserts, which they supplement with fresh fruits, vegetables and dairy. Most customers order through our Auto-Delivery feature. Trained counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information online and via Nutrisystem social media channels. These services are complemented with relevant information on diet, nutrition and physical activity, including a personalized “My Daily 3®” physical activity program and expert guides with tips to help customers succeed on the program. Additionally, NuMi, our digital product that integrates with wearable fitness devices and health platforms, is offered to our customers free of charge.

Our Nutrisystem® program consists of more than 150 portion-controlled items that serve as the foundation of a low Glycemic Index diet. Our program is portioned for weight loss and offers a balance of carbohydrate, protein and fat that meets national dietary guidelines. We have also worked to reduce the sodium content of our meal program. Including grocery additions to supplement our meals, our plans contain 1800-2200 milligrams of sodium per day, consistent with national guidelines, and tailored versions of the plans are available that deliver as low as 1500 mg/day. In contrast, the average American consumes 2800-4000 milligrams of sodium per day. In addition, as of May 2014, we removed artificial flavors and sweeteners from all breakfasts, lunches, dessert bars and bakery items. We constantly strive to meet or exceed nutritional guidelines as they are updated.

We offer a customizable program, along with our Fast 5+ kit, a one-week starter kit that can help customers lose five pounds plus one inch off of their waist in their first week of dieting. A large and growing body of scientific evidence suggests a key predictor of long-term weight loss success is quick, early results, which Fast 5+ is designed to deliver. Fast 5+ includes seven days of breakfasts, lunches, and dinners, plus all-new shakes with formulations for men and women to meet their unique nutritional needs. As part of our program, customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss. Our program delivers a combination of portion-controlled foods and an eating plan based on slow digesting carbohydrates and fiber, designed to help keep blood sugar levels stable throughout the day, minimizing hunger spikes and the feelings of deprivation that cause cravings.

Additionally, Nutrisystem’s 5-day Weight Loss Kits are available at select retailers and represent a significant departure from our traditional 28-day program. We offer a core 5-day kit, a “D” kit targeted to individuals with or at risk of Type 2 diabetes, as well as SmartCarb and PowerFuel products including blueberry muffins, cinnamon buns, vanilla shakes, chocolate shakes and chocolate chip cookie packs, designed to complement the “D” kit. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point. We are seeing repeat business as well as multiple kit purchases, indicating that customers are seeing results or enlisting other family members to diet with them. Also, we continue to offer our program at Costco through the use of prepaid program cards and gift cards. We are actively developing our retail product pipeline and we expect to have additional products/kits to launch in retail.

The Nutrisystem® D® Program is a weight loss program specifically designed to produce gradual weight loss in overweight persons with, or at risk for, Type 2 diabetes. It provides nutrition consistent with the guidelines of the American Diabetes Association. Two randomized controlled trials published in peer-reviewed medical journals found the Nutrisystem D program, in combination with counseling sessions, produced statistically and clinically meaningful improvements in weight, HbA1c (a key measure of blood glucose control), and several other risk factors. Notably, improvements in diabetes control were observed despite a reduction in diabetes medications among participants who received the Nutrisystem D intervention. A third study, utilizing continuous glucose monitoring technology, found improvements in blood glucose control when subjects used the Nutrisystem D program, even before the achievement of significant weight loss.

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

The features of our weight loss program address many of the most common limitations of traditional weight loss programs, including high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program with limited weighing and measuring of foods and no need to count calories, carbohydrates or points. We believe that the convenience of home delivery, reduced grocery shopping time, the portability of the food, and rapid food preparation also aid customer compliance with our weight loss program.

Our food items have accounted for 99% of our revenue for each of the years ended December 31, 2014, 2013 and 2012. No other product or service has accounted for more than 1% of our revenue in any of the last three years. In the years ended December 31, 2014, 2013 and 2012, approximately 99%, 99% and 98%, respectively, of our revenue were generated in the United States.

The Customer Experience

Our sales, marketing, ecommerce and service operations seek to understand our customers’ needs throughout their weight loss and management journey to help us develop effective, compelling and innovative products and services. Through a combination of consumer research and data management, we personalize the introduction, on-boarding, weight loss, transition and maintenance phases of our customers’ experience.

•	Introduction/Acquisition

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

•	On-Boarding

To help customers get off to a strong, successful and simple start, we provide both printed materials in initial shipments of food (including a My Way Made Easy magazine, Expert Guides, a Quick-Start guide, a Grocery Guide, a Dining Out booklet and a Daily Food Tracker) and a robust set of personalized online tools and trackers. Customers are encouraged to join our large online community of customers past and present and we are active in social media to engage in conversations with our customers.

•	On-Program

We use customer preferences to offer a variety of additional products and services that help customers while on the path to their weight loss goals. These offers are made via our website, emails and newsletters, and our call center.

We also offer complementary counseling services for our customers with trained weight loss counselors, registered dietitians and certified diabetes educators. We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable, compassionate personalities to help and support our customers throughout their weight loss journey. Counselors are trained in our programs, motivational techniques and problem solving. Counselors take in-bound requests for help and also reach out to customers via email and phone.

•	Transition and Maintenance

As customers reach their weight loss goals, we offer transition and maintenance programs that provide products and guidance that combine the right amount of structure and flexibility. These programs are offered online, via email marketing, and via our call center’s retention agents.

•	Return/Reactivation

Because we realize that weight management is a lifelong process, and that customers may need our programs again from time to time, we reach out to past customers to attempt to put them back on structured programs if needed. We attract past customers primarily via our advertising vehicles, targeted emails, and data-driven direct mail attempts.

•	Customer Service

We are committed to the highest levels of customer service and manage our customer relations through our in-house call center. Our representatives are trained to answer questions and solve problems once a purchase has been made. Customers contact us via email and phone. Typical inquiries concern delivery dates, reported missing or damaged items, and requests for credits or exchanges. For email inquiries, we have a software system that scans the customer’s email for key words and automatically supplies the representative with a response that is then reviewed, edited, and sent to the customer. We regularly review customer satisfaction levels and improve our practices accordingly.

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

Fulfillment

An integrated order receipt, billing, picking, shipping and delivery tracking system comprised of proprietary and third-party components is utilized for our orders. This system integrates the front end, or website customer interface, with order processing and shipping, and allows customers to access shippers’ order tracking numbers online. Our computer-assisted picking system allows for virtually paperless order picking in all warehouse facilities.

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. We currently utilize five outsourced distribution facilities. Three are located in Pennsylvania (Allentown, Bethlehem and Chambersburg) and two in Nevada (both in Sparks). As of December 31, 2014, all fulfillment was being handled by one outsourced provider.

We have a service agreement with our outside fulfillment provider which provides for storage, handling of frozen and ready-to-go foods and other services, including pricing and minimum space commitments. The current contract expires in 2020 but may be terminated sooner upon 180 days written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2014, approximately, 98% of all customer initial orders were shipped within three business days of the date the order was received.

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

In 2014, approximately 17% and 14%, respectively, of inventory purchases were from two vendors. We have supply agreements with these vendors that require us to make certain minimum purchases. In 2013, these vendors supplied approximately 14% and 12%, respectively, of inventory purchases and in 2012, approximately 17% and 13%, respectively, of inventory purchases.

Our product development team uses a number of sources – customer feedback, market trends, nutrition science, national dietary guidelines and breakthroughs in food technology – to create new ideas for our program. New foods are created to enhance the variety of our current offerings or to support the efforts of creating a new program. Typically, concepts are formulated in collaboration with our food manufacturers to meet our requirements for nutrition and stability. We then contract with these food manufacturers to produce these products based on our specifications. Alternatively, food manufacturers may suggest items. Regardless of a given food item’s pathway through development, that food is evaluated for nutrition, compliance with our program, taste, and cost considerations. The number of stock keeping units, or SKUs, we introduce each year varies depending on whether we are introducing a new program or simply updating an existing one.

Our Customers

We offer weight loss programs designed for women, men, seniors as well as people with Type 2 diabetes who want to lose weight. Based on our customer research, our typical customer is female, approximately 52 years of age. We believe that, on average, our customers want to lose approximately 44 pounds over a period of time. Additionally, based on our customer research, we believe our typical customers tend to stay on our program for 11 to 12 weeks, lose 1.0 to 2.0 pounds per week and have tried other popular diet programs. We believe that this research indicates a willingness to refer our program to others and that our customers value the following Nutrisystem program attributes:

•	effective weight loss;

•	convenient direct delivery to their door;

•	simple to follow and stay on program;

•	food can be easily prepared in minutes;

•	wide variety of food choices; and

•	they do not feel hungry while on the program.

Information Systems

Our ecommerce and community websites and our tools and trackers, all of which are based primarily on third-party software customized to meet our business needs, are each hosted in top tier hosting facilities. These facilities provide redundant network connections, physical and fire security and diesel generated power back up for the equipment upon which our websites rely and are intended to provide an uninterruptible power supply. Our servers and our network are monitored 24 hours a day, seven days a week.

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

Intellectual Property

We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets are important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.

Employees

As of December 31, 2014, we had 417 employees and consider our relations with these employees to be good.

Seasonality

Typically in the weight loss industry, revenue is greatest in the first calendar quarter and lowest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	49	President and Chief Executive Officer

Michael P. Monahan	42	Executive Vice President and Chief Financial Officer

Keira Krausz	49	Executive Vice President and Chief Marketing Officer

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

Our marketing expenditures were $107.7 million, $95.8 million and $111.1 million in 2014, 2013 and 2012, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Food Manufacturers. We rely solely on third-party manufacturers to supply all of the food and other products we sell. In 2014, approximately 17% and 14%, respectively, of inventory purchases were from two vendors. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Nutrisystem brand.

Freight and Fulfillment. In 2014, more than 94% of our orders were shipped by one third-party provider and 100% of our order fulfillment was handled by one third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;

•	delivery problems;

•	financial condition or results of operations;

•	internal inefficiencies;

•	equipment failure;

•	severe weather;

•	fire;

•	natural or man-made disasters; and

•	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture (“USDA”) or United States Food and Drug Administration (“FDA”) compliance issues.

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

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Our competitors include companies selling pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our weight management program. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our business could be significantly affected. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

We are dependent on certain third-party agreements for a percentage of revenue.

We have contractual agreements with certain third-party retailers. Under the agreements, these third parties control when and how often our products and services are offered and we are not guaranteed any minimum level of sales or transactions. Additionally, some agreements contain exclusive rights in specified locations to promote our products during the contract term and for a specified period thereafter. If any third party elects not to renew their agreement with us or reduces the promotion of our products, our revenue will suffer. In addition, our third-party retailers may decide to stop selling our products upon written notice, which may result in an increased level of reclamation claims as inventory held by the retailer is depleted. In the event any retailer terminates its relationship with us and the level of reclamation claims exceeds the estimated amount reserved on our balance sheet at the time of sale to the retailer, we will have to record an expense for the excess claims, which could adversely impact our results of operations and financial condition. Additionally, in certain instances, we could be prohibited from selling our products through competitors of these third parties for a specified time after the termination of the agreements.

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

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. Currently, a significant number of our customers authorize us to bill their credit cards directly for fees charged by us. We rely on third-party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of the fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our website.

We may experience fluctuations in our operating results which may cause our stock price to be volatile.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal, with revenue generally greatest in the first quarter and weaker in the fourth quarter. The market price of our common stock is subject to fluctuations in response to our operating results, general trends in the weight loss industry, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

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

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

Our credit agreement, as amended, contains financial and other covenants. The failure to comply with such covenants could have an adverse effect on us.

Our credit agreement, as amended, contains certain financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. Any failure to comply with the restrictions of the credit agreement, as amended, may result in an event of default under the agreement.

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

Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, as well as our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenue and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease one location in Fort Washington, Pennsylvania. This location totals 119,767 square feet of office space and our lease expires in 2022. We also had a lease in Hoboken, New Jersey which was 2,515 square feet of office space which ended in February 2015. Our fulfillment capacity is located in Chambersburg, Pennsylvania, Allentown, Pennsylvania, Bethlehem, Pennsylvania and Sparks, Nevada through an outsourced provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes our outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

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

Market Information

The Company’s common stock trades on the NASDAQ Stock Market, under the symbol “NTRI.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ Stock Market.

	High	Low
2015 First Quarter (through February 27, 2015)	$19.85	$16.86

2014 First Quarter	$17.49	$13.62
2014 Second Quarter	17.70	13.76
2014 Third Quarter	18.45	15.21
2014 Fourth Quarter	19.97	14.88

2013 First Quarter	$9.25	$7.96
2013 Second Quarter	11.89	7.18
2013 Third Quarter	14.53	11.03
2013 Fourth Quarter	20.54	14.10

Holders

As of February 27, 2015, the Company had approximately 234 record holders of its common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended December 31, 2014, provided however that 15,689 shares of common stock, at an average purchase price of $18.56, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2009, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the NASDAQ Stock Market under the ticker symbol NTRI.

	12/09	12/10	12/11	12/12	12/13	12/14
Nutrisystem, Inc.	$100	$70	$45	$31	$67	$83
Russell 2000	100	127	122	141	196	206
Dow Jones US Specialized Consumer Services	100	99	107	138	161	173

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013		2012(c)	2011	2010
Statement of Operations Data:
Revenue	$403,083	$358,086		$396,878	$401,336	$509,515

Costs and expenses:
Cost of revenue	199,053	184,210	(a)	213,095	198,405	224,806
Marketing	107,706	95,784		111,095	110,922	145,868
General and administrative	59,231	58,227	(b)	66,332	60,812	73,853
Depreciation and amortization	7,849	8,896		10,724	12,068	11,773

Operating income (loss) from continuing operations	29,244	10,969		(4,368)	19,129	53,215
Other expense	0	0		78	0	32
Interest expense (income), net	142	89		2,034	468	(5)
Income tax expense (benefit)	9,791	3,510		(3,675)	6,400	19,309
Discontinued operations, net	0	0		0	0	242 (d)

Net income (loss)	$19,311	$7,370		$(2,805)	$12,261	$33,637

Basic income (loss) per common share:
Continuing operations	$0.67	$0.26		$(0.10)	$0.44	$1.14
Discontinued operations	0.00	0.00		0.00	0.00	(0.01)

Basic	$0.67	$0.26		$(0.10)	$0.44	$1.13

Diluted income (loss) per common share:
Continuing operations	$0.66	$0.25		$(0.10)	$0.43	$1.13
Discontinued operations	0.00	0.00		0.00	0.00	(0.01)

Diluted	$0.66	$0.25		$(0.10)	$0.43	$1.12

Weighted average shares outstanding:
Basic	28,323	28,013		27,499	27,033	28,312
Diluted	28,787	28,287		27,499	27,325	28,686

	December 31,
	2014	2013		2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short term investments	$29,247	$26,323		$19,391	$57,607	$41,219
Working capital	24,831	21,772		31,403	76,239	74,020
Total assets	109,892	102,445		98,406	150,354	149,953
Borrowings under credit facility	0	0		0	30,000	30,000
Non-current liabilities	2,710	2,779		3,525	4,734	5,313
Stockholders’ equity	55,515	52,157		60,109	74,958	74,976

(a)	In 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract.
(b)	In 2013, we recorded $2,357 for severance, including $696 of non-cash expense related to the acceleration of previously awarded equity-based awards.
(c)	During 2012, we recorded $5,724 of severance in general and administrative expense, including $3,293 of non-cash expense related to the acceleration of previously awarded equity-based awards, for our former President and Chief Executive Officer’s cessation of employment. Additionally, we recorded an impairment charge of $2,100 related to advances paid to a frozen food supplier as the supplier was in default with its bank lender and negotiating a work out plan and a charge of $1,980 to vacate a facility. We also recorded a charge of $2,476 to restructure certain third party marketing vendor contracts and a charge of $1,079 to write off unamortized debt issuance costs.
(d)	In 2010, we committed to a plan to sell the business operations conducted by our subsidiary, Nutrisystem Fresh, Inc., as it was no longer aligned with the business direction of the Company. During the third quarter of 2010, this business was shut down as we were unsuccessful in locating a buyer. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations for all periods presented. The loss on discontinued operations during 2010 was primarily from operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report.

Background

We provide weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women, men, and seniors. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on more than 40 years of nutrition research and the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network and select retailers.

Revenue consists primarily of food sales. For 2014, 2013 and 2012, the direct channel accounted for 91%, 92% and 96%, respectively, of revenue compared to 2%, 3% and 3%, respectively, for QVC. During 2014 and 2013, 7% and 5%, respectively, of revenue came from retail. During 2012, 1% of revenue came from other channels. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

Our ecommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable as it allows us to react to changing market conditions relatively quickly. Additionally, we are continuously looking to make investments to improve lifetime customer economics, length of stay, and overall customer satisfaction. We are able to test new commercials, offers and website configurations to allow us to be more responsive to customer needs and attempt to drive conversion.

We offer a customizable program, along with our Fast 5+ kit, a one-week starter kit that can help customers lose five pounds plus one inch off their waist in their first week of dieting. Customers are given a meal plan and exercise suggestions and are encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss.

Additionally, Nutrisystem’s 5-day Weight Loss Kits are available at select retailers and represent a significant departure from our traditional 28-day program. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point. We are actively developing our retail product pipeline and expect additional products/kits to launch in retail.

We believe these new product and program innovations are resonating well with our customers. Revenue for 2014 increased 13% from 2013 to $403.1 million. We experienced increases in new customers, on-program and retail revenue, which offset decreased reactivation and QVC revenue. Retail revenue growth was primarily from an increase in the number of stores carrying our product and expanded product offerings. On-program revenue increased in 2014 as compared to 2013 as it benefited from the increase of new customers, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in 2014 as compared to 2013. Reactivation revenue decreased as a result of the decline of new customer starts in previous years and QVC revenue decreased due to fewer shows and air time.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2014, 2013 and 2012 was $12.7 million, $10.8 million and $10.4 million, respectively. The returns percentage has increased primarily due to the increase in revenue and the tiered pricing strategy. The reserve for estimated returns incurred but not received and processed was $762,000 and $637,000 at December 31, 2014 and 2013, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $460,000 and $725,000 at December 31, 2014 and 2013, respectively.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings and expectations of future taxable income and other relevant factors. At both December 31, 2014 and 2013, we had a valuation allowance of $800,000 recorded against our deferred tax asset generated for charitable contributions. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income, charitable contributions and sales by state, among other items.

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

Income Tax Expense (Benefit). We are subject to corporate level income taxes and record income taxes based on an effective income tax rate for the year.

Overview of the Direct Channel

In 2014, 2013 and 2012, the direct channel represented 91%, 92% and 96%, respectively, of our revenue. Revenue through the direct channel were $365.1 million in 2014 compared to $327.8 million in 2013 and $380.8 million in 2012. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2014 was primarily attributable to an increase in new customers and on-program revenue, which offset decreased reactivation revenue from the decline of new customer starts in previous years. We experienced a positive response to new product offerings and messaging resulting in an increase in new customers. On-program revenue increased in 2014 as compared to 2013 as it benefited from the increase of new customers, partially offset by a decline in the number of paid days a customer stayed on the program. Additionally, we had a higher average selling price in 2014 as compared 2013. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
REVENUE	$403,083	$358,086	$44,997	13%

COSTS AND EXPENSES:
Cost of revenue	199,053	184,210	14,843	8%
Marketing	107,706	95,784	11,922	12%
General and administrative	59,231	58,227	1,004	2%
Depreciation and amortization	7,849	8,896	(1,047)	(12)%

Total costs and expenses	373,839	347,117	26,722	8%

Operating income	29,244	10,969	18,275	167%
INTEREST EXPENSE, net	142	89	53	60%

Income before income tax expense	29,102	10,880	18,222	167%
INCOME TAX EXPENSE	9,791	3,510	6,281	179%

Net income	$19,311	$7,370	$11,941	162%

% of revenue
Gross margin	50.6%	48.6%
Marketing	26.7%	26.7%
General and administrative	14.7%	16.3%
Operating income	7.3%	3.1%

Revenue. Revenue increased to $403.1 million in 2014 from $358.1 million in 2013. The increase in revenue is primarily attributable to an increase in new customers, retail and on-program revenue that was slightly offset by decreased reactivation and QVC revenue. Additionally, we had a higher average selling price in 2014 as compared to 2013. In 2014, direct revenue accounted for 91% of revenue compared to 7% for retail and 2% for QVC. In 2013, direct revenue accounted for 92% of revenue compared to 5% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $199.1 million in 2014 from $184.2 million in 2013. Gross margin as a percent of revenue increased to 50.6% in 2014 from 48.6% in 2013. The increase in gross margin is primarily attributable to selling price increases partially offset by an increase in certain promotional items. Additionally, 2013 was negatively impacted by a $5.0 million charge recorded to settle certain disputes that had arisen with a supplier over a legacy contract.

Marketing expense increased to $107.7 million in 2014 from $95.8 million in 2013. Marketing expense as a percent of revenue was 26.7% in both 2014 and 2013. Substantially all of the marketing spending in 2014 promoted the direct business. The increase in marketing expense was attributable to increased spending for media ($11.9 million) and public relations ($368,000). Slightly offsetting these increases was a decrease in marketing consulting ($352,000). In total, media spending was $89.3 million in 2014 and $77.4 million in 2013.

General and administrative expense increased to $59.2 million in 2014 from $58.2 million in 2013 and as a percent of revenue decreased to 14.7% in 2014 from 16.3% in 2013. The increased spending is due to higher compensation and benefits ($1.3 million) reflecting increased call center commissions and labor costs for key initiatives and increased spending in miscellaneous taxes ($262,000). These increases were partially offset by decreased professional, outside and computer services expenses ($390,000), decreased new packaging expense ($274,000).

Depreciation and amortization expense decreased to $7.8 million in 2014 from $8.9 million in 2013 as certain fixed assets for our website and assets purchased when we relocated our corporate headquarters reached the end of their useful lives.

Interest Expense, Net. Interest expense, net, was $142,000 in 2014 compared to $89,000 in 2013.

Income Tax Expense. In 2014, we recorded income tax expense of $9.8 million, which reflects an effective tax rate of 33.6%, as compared to $3.5 million in 2013 with an effective tax rate of 32.3%. The change in the effective income tax rate was due to changes in executive compensation, decreased levels of food donations and the reduction in tax reserves during 2013 due to the lapse of the statute of limitations which offset a charge to record a valuation allowance for charitable contributions recorded in 2013.

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

Revenue. Revenue decreased to $358.1 million in 2013 from $396.9 million in 2012. The revenue decline occurred primarily due to declines in new customer starts and decreased on-program revenue partially offset by increased retail and reactivation revenue and higher average selling prices. In 2013, direct revenue accounted for 92% of total revenue compared to 5% for retail and 3% for QVC. In 2012, direct revenue accounted for 96% of total revenue compared to 3% for QVC and 1% for other channels.

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

Income Tax Expense (Benefit). In 2013, we recorded an income tax expense of $3.5 million, which reflects an effective tax rate of 32.3%, as compared to $3.7 million of income tax benefit in 2012 with an effective tax rate of 56.7%. The change in the effective income tax rate was due to changes in executive compensation, reductions in tax reserves due to the lapse of the statute of limitations in 2013 and decreased levels of food donations which offset a charge to record a valuation allowance for charitable contributions that might not be realized due to the short carryforward period for this temporary difference.

Contractual Obligations and Commercial Commitments

As of December 31, 2014, our principal commitments consisted of obligations under supply agreements with food vendors, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$54.4	$15.9	$27.3	$11.2	$0.0
Operating leases	21.4	2.7	5.4	5.7	7.6

	$75.8	$18.6	$32.7	$16.9	$7.6

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

Liquidity, Capital Resources and Other Financial Data

At December 31, 2014, we had working capital of $24.8 million, an increase of $3.0 million from the $21.8 million working capital balance at December 31, 2013. Cash and cash equivalents at December 31, 2014 were $12.6 million, an increase of $2.8 million from the balance of $9.8 million at December 31, 2013. In addition, we had $16.6 million invested in short term investments at both December 31, 2014 and 2013. Our principal sources of liquidity during 2014 were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2014 and 2013.

In 2014, we generated cash flow of $32.8 million from operating activities, a decrease of $2.6 million from 2013. The decrease in cash flow from operations was primarily attributable to net changes in operating assets and liabilities, including an increase in receivables and the timing of accrued payroll and benefits, largely offset by an increase in net income.

In 2014, net cash used in investing activities was $8.4 million primarily from capital additions of $8.3 million. We are continuing to invest in our ecommerce and web platform to incorporate new product initiatives and on our digital tools.

In 2014, net cash used in financing activities was $21.6 million primarily for the payment of dividends.

Our Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 20, 2014, May 22, 2014, August 18, 2014 and November 24, 2014. Subsequent to December 31, 2014, our Board of Directors declared a quarterly dividend of $0.175 per share payable on March 23, 2015 to stockholders of record as of March 12, 2015. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations and dividends for the foreseeable future.

Seasonality

Typically in the weight loss industry, revenue is greatest in the first calendar quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2014 of $12.6 million were maintained in bank and money market accounts. Additionally, we invested $16.6 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 37 through 59 hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2014. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2015 annual meeting of stockholders.

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

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2015

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,620	$9,772
Short term investments	16,627	16,551
Receivables	12,206	7,738
Inventories	26,899	26,088
Prepaid income taxes	0	2,167
Deferred income taxes	1,051	931
Other current assets	7,095	6,034

Total current assets	76,498	69,281
FIXED ASSETS, net	26,851	26,029
DEFERRED INCOME TAXES	5,461	5,924
OTHER ASSETS	1,082	1,211

Total assets	$109,892	$102,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,261	$29,117
Accrued payroll and related benefits	6,550	6,723
Income taxes payable	301	0
Deferred revenue	4,424	4,228
Other accrued expenses and current liabilities	6,131	7,441

Total current liabilities	51,667	47,509
NON-CURRENT LIABILITIES	2,710	2,779

Total liabilities	54,377	50,288

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 28,990 at December 31, 2014 and 28,866 at December 31, 2013)	29	29
Additional paid-in capital	29,992	24,095
Treasury stock, at cost, 249 shares at December 31, 2014 and 158 shares at December 31, 2013	(3,062)	(1,586)
Retained earnings	28,552	29,611
Accumulated other comprehensive income	4	8

Total stockholders’ equity	55,515	52,157

Total liabilities and stockholders’ equity	$109,892	$102,445

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE	$403,083	$358,086	$396,878

COSTS AND EXPENSES:
Cost of revenue	199,053	184,210	213,095
Marketing	107,706	95,784	111,095
General and administrative	59,231	58,227	66,332
Depreciation and amortization	7,849	8,896	10,724

Total costs and expenses	373,839	347,117	401,246

Operating income (loss)	29,244	10,969	(4,368)
OTHER EXPENSE	0	0	78
INTEREST EXPENSE, net	142	89	2,034

Income (loss) before income tax expense (benefit)	29,102	10,880	(6,480)
INCOME TAX EXPENSE (BENEFIT)	9,791	3,510	(3,675)

Net income (loss)	$19,311	$7,370	$(2,805)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.67	$0.26	$(0.10)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.66	$0.25	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,323	28,013	27,499
Diluted	28,787	28,287	27,499

DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$19,311	$7,370	$(2,805)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	0	0	78

Short term investments:
Unrealized (loss) gain on short term investments, net of income tax (benefit) expense of $(2), $4 and $9, respectively	(4)	8	16
Reclassification adjustments, net of income tax expense (benefit) of $0, $2 and $(11), respectively	0	4	(20)

Short term investments, net	(4)	12	(4)

Interest rate swaps:
Unrealized loss on interest rate swaps, net of income tax benefit of $37	0	0	(73)
Reclassification adjustments, net of income tax benefit of $45	0	0	87

Interest rate swaps, net	0	0	14

Other comprehensive (loss) income, net of tax	(4)	12	88

Comprehensive income (loss)	$19,307	$7,382	$(2,717)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2012	28,181	$28	$10,091	$0	$64,931	$(92)	$74,958
Net loss	0	0	0	0	(2,805)	0	(2,805)
Share-based compensation expense, net	444	1	8,958	0	0	0	8,959
Exercise of stock options	7	0	10	0	0	0	10
Equity compensation awards, net	0	0	(593)	0	0	0	(593)
Cash dividends	0	0	0	0	(19,872)	0	(19,872)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(636)	0	0	(636)
Other comprehensive income, net of tax	0	0	0	0	0	88	88

BALANCE, December 31, 2012	28,632	29	18,466	(636)	42,254	(4)	60,109
Net income	0	0	0	0	7,370	0	7,370
Share-based compensation expense	233	0	5,832	0	0	0	5,832
Exercise of stock options	1	0	0	0	0	0	0
Equity compensation awards, net	0	0	(203)	0	0	0	(203)
Cash dividends	0	0	0	0	(20,013)	0	(20,013)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(950)	0	0	(950)
Other comprehensive income, net of tax	0	0	0	0	0	12	12

BALANCE, December 31, 2013	28,866	29	24,095	(1,586)	29,611	8	52,157
Net income	0	0	0	0	19,311	0	19,311
Share-based compensation expense	92	0	5,651	0	0	0	5,651
Exercise of stock options	32	0	314	0	0	0	314
Equity compensation awards, net	0	0	(68)	0	0	0	(68)
Cash dividends	0	0	0	0	(20,370)	0	(20,370)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,476)	0	0	(1,476)
Other comprehensive loss, net of tax	0	0	0	0	0	(4)	(4)

BALANCE, December 31, 2014	28,990	$29	$29,992	$(3,062)	$28,552	$4	$55,515

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,311	$7,370	$(2,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,849	8,896	10,724
Charge to vacate a facility	0	0	1,980
Loss on disposal of fixed assets	35	145	8
Share–based compensation expense	5,651	5,832	9,912
Deferred income tax benefit	(248)	(1,560)	(4,125)
Impairment of supplier advance	0	0	2,100
Write-off of debt issuance costs	0	0	1,079
Other non-cash charges	22	48	179
Changes in operating assets and liabilities:
Receivables	(4,468)	749	2,711
Inventories	(811)	(2,451)	7,877
Other assets	(932)	1,192	2,466
Accounts payable	4,688	6,018	(9,213)
Accrued payroll and related benefits	(173)	5,397	647
Deferred revenue	196	885	427
Income taxes	3,051	2,316	(764)
Other accrued expenses and liabilities	(1,364)	549	(413)

Net cash provided by operating activities	32,807	35,386	22,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(8,225)	(24,513)	(10,549)
Proceeds from sales of short term investments	8,121	11,137	17,382
Capital additions	(8,265)	(7,614)	(9,601)
Proceeds from the sale of fixed assets	0	28	0

Net cash used in investing activities	(8,369)	(20,962)	(2,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings under credit facility	0	0	(30,000)
Debt issuance costs	0	0	(207)
Exercise of stock options	314	0	10
Taxes related to equity compensation awards, net	(1,534)	(825)	(1,361)
Payment of dividends	(20,370)	(20,013)	(19,872)

Net cash used in financing activities	(21,590)	(20,838)	(51,430)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,848	(6,414)	(31,408)
CASH AND CASH EQUIVALENTS, beginning of year	9,772	16,186	47,594

CASH AND CASH EQUIVALENTS, end of year	$12,620	$9,772	$16,186

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women, men, and seniors. Additionally, the Nutrisystem® D® program is specifically designed to help people with Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low glycemic index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers. Approximately 99%, 99% and 98% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively, were generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2014 and December 31, 2013, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2014, 2013 or 2012.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $460 and $725 at December 31, 2014 and 2013, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $13,162 and $11,473 at December 31, 2014 and 2013, respectively.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2014, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Derivative Instruments

Interest rate swap agreements, a type of financial derivative instrument, have been utilized by the Company to reduce interest rate risk on credit facility borrowings. The Company designated and accounted for its interest rate swaps as cash flow hedges of variable-rate debt. The effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets, net of tax, and reclassified into earnings in the periods during which the hedged transactions affected earnings. To the extent that the change in value of the derivative did not perfectly offset the change in value of the items being hedged, that ineffective portion was immediately recognized in earnings. There were no interest rate swap agreements at December 31, 2014 and 2013.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $2,013, $2,000 and $2,394 in 2014, 2013 and 2012, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2014, approximately 17% and 14%, respectively, of inventory purchases were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. In 2013, these suppliers provided approximately 14% and 12%, respectively, of inventory purchases and in 2012, approximately 17% and 13%, respectively, of inventory purchases (see Note 7). In 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract. This charge is included in cost of revenue in the accompanying consolidated statements of operations.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 94% of its orders are shipped by one third-party provider.

Vendor Rebates

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the vendor. The estimated rebate is recorded as a receivable from the vendor with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the years ended December 31, 2014, 2013 and 2012, the Company reduced cost of revenue by $883, $1,068 and $1,496, respectively, for these rebates. A receivable of $360 and $182 at December 31, 2014 and 2013, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the supplier has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $89,304, $77,396 and $86,948 in 2014, 2013 and 2012, respectively. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the direct mailing and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 40 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2014 and 2013, $1,958 and $1,010, respectively, of costs have been prepaid for future advertisements and promotions.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheets is $2,611 of a tenant improvement allowance at December 31, 2014, of which $345 is included in other accrued expenses and current liabilities and $2,266 in non-current liabilities. At December 31, 2013, the tenant improvement allowance was $2,956, of which $345 was included in other accrued expenses and current liabilities and $2,611 in non-current liabilities.

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

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$19,311	$7,370	$(2,805)
Net income allocated to unvested restricted stock	(368)	(183)	0

Net income (loss) allocated to common shares	$18,943	$7,187	$(2,805)

Weighted average shares outstanding:
Basic	28,323	28,013	27,499
Effect of dilutive securities	464	274	0

Diluted	28,787	28,287	27,499

Basic income (loss) per common share	$0.67	$0.26	$(0.10)

Diluted income (loss) per common share	$0.66	$0.25	$(0.10)

In 2012, diluted loss per common share is identical to basic loss per common share as the Company was in a net loss position and the impact of including common stock equivalents is anti-dilutive. In 2014, 2013 and 2012, common stock equivalents representing 377, 786 and 1,637 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

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

Cash Flow Information

The Company made payments for income taxes of $7,118, $2,842 and $1,250 in 2014, 2013, and 2012, respectively. Interest payments in 2014, 2013 and 2012 were $168, $116 and $954, respectively. During 2014, 2013 and 2012, the Company had non-cash capital additions of $483, $42 and $561, respectively, of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes,” (“ASU 2013-11”) which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, would be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward rather than a liability when the unrecognized tax benefit would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the Company intends to use the deferred tax asset for this purpose. If an applicable deferred tax asset is not available or the tax law does not require the company to use, and the company does not expect to use, the applicable deferred tax asset for such purpose, then the unrecognized tax benefit would be presented as a liability in the financial statements and would not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Effective January 1, 2014, the Company adopted ASU 2013-11 and reduced its deferred tax asset for the unrecognized tax benefit. The prior year consolidated balance sheet was reclassified to conform to the current year presentation.

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

3.	CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,471	$0	$0	$12,471
Money market account	149	0	0	149
Government and agency securities	9,912	31	(8)	9,935
Corporate debt securities	6,709	25	(42)	6,692

	$29,241	$56	$(50)	$29,247

At December 31, 2013, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$9,660	$0	$0	$9,660
Money market account	112	0	0	112
Government and agency securities	9,857	20	(10)	9,867
Corporate debt securities	6,682	35	(33)	6,684

	$26,311	$55	$(43)	$26,323

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at December 31, 2014 and 2013.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$149	$149
Government and agency securities	9,935	9,935
Corporate debt securities	6,692	6,692

Total assets	$16,776	$16,776

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2013:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$112	$112
Government and agency securities	9,867	9,867
Corporate debt securities	6,684	6,684

Total assets	$16,663	$16,663

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2014	2013
Furniture and fixtures	$5,673	$5,687
Computer hardware and software	59,035	56,244
Equipment	2,621	2,622
Leasehold improvements	11,357	11,215

	78,686	75,768
Accumulated depreciation	(51,835)	(49,739)

	$26,851	$26,029

Depreciation and amortization expense was $7,849, $8,896 and $10,724 in 2014, 2013 and 2012, respectively.

6.	CREDIT FACILITY AND INTEREST RATE SWAPS

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2014 and 2013.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. The Company incurred no interest expense during 2014 and 2013 and $764 during 2012. During 2014, 2013 and 2012, the Company incurred $135, $140 and $159 in an unused line fee, respectively, under the Credit Facility and prior financing arrangements. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of December 31, 2014, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At December 31, 2014, the Company had $101 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

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

In January and June 2012, respectively, the Company entered into two separate $10,000 notional value forward-starting interest rate swaps. The objective of the hedges was to eliminate the variability of cash flows in interest payments for $20,000 of floating rate debt. The swaps were terminated and expensed during 2012 upon the termination of a previous $100,000 credit facility and repayment of outstanding borrowings thereunder. In addition, the Company had two separate $10,000 notional values floating to fixed interest rate swap agreements that matured on August 3, 2012 and September 28, 2012, respectively. As of December 31, 2014 and 2013, the Company had no outstanding interest rate swaps.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2014:

2015	$2,732
2016	2,694
2017	2,725
2018	2,784
2019	2,844
Thereafter	7,620

$21,399

Total rent expense for 2014, 2013 and 2012 was $2,237, $2,261 and $4,807, respectively.

Litigation

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into supply agreements with various food vendors. Several of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company has total purchase obligations of $54,445 as of December 31, 2014. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2014.

Certain agreements with frozen food suppliers required advance payments to the supplier. The Company was notified during 2012 that one of these suppliers was in default with its bank lender and was in the process of negotiating a work out plan and exploring other strategic alternatives. The Company recorded an impairment charge in 2012 of $2,100 related to this advance due to the work out plan. The impairment was recorded in general and administrative expense in the accompanying statement of operations. The remaining advances to this supplier of $690 were collected by the Company in 2013. During 2013, the Company received payment of these outstanding advances.

8.	STOCKHOLDERS’ EQUITY

Common Stock

In 2014, the Company issued 32 shares of common stock upon the exercise of stock options and received proceeds of $314. During 2014, employees surrendered to the Company 91 shares of common stock valued at $1,476 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2014, the Company issued 29 shares of common stock as compensation to board members and non-employees. During each of the four quarters of 2014, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to December 31, 2014, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 23, 2015 to stockholders of record as of March 12, 2015.

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

9.	INCOME TAXES

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$10,039	$5,080	$886
State	0	(10)	(436)

	10,039	5,070	450

Deferred:
Federal	(425)	(435)	(3,837)
State	177	(1,125)	(288)

	(248)	(1,560)	(4,125)

	$9,791	$3,510	$(3,675)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	(0.6)	3.8
Executive compensation limitation	0.9	1.6	0.0
Executive stock-based compensation	0.0	0.0	13.5
Food donations	(0.4)	(2.8)	8.9
Fixed assets	(1.4)	0.0	(7.5)
Changes in reserves	0.1	(6.7)	4.5
Tax credits	(0.5)	(1.7)	(1.4)
Other	(0.6)	0.4	(0.1)
Valuation allowance	0.0	7.1	0.0

	33.6%	32.3%	56.7%

The change in the effective tax rate from 2013 to 2014 was due to changes in executive compensation, decreased levels of food donations and the reduction in tax reserves during 2013 due to the lapse of the statute of limitations which offset a charge to record a valuation allowance in 2013 for charitable contributions carryforwards. The change in the effective tax rate from 2012 to 2013 was due to the changes in executive compensation, decreased levels of food donations and the reduction in tax reserves due to the lapse of the statute of limitations which offset a charge to record a valuation allowance for charitable contributions carryforwards that might not be realized due to the short carryforward period for this temporary difference.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax asset:
Reserves and accrual	$920	$813
Goodwill/Intangible assets	235	316
Net operating loss carryforward	1,639	1,722
Stock-based compensation	1,880	2,002
Charitable contribution carryforward	3,180	3,795
Other	909	889

	8,763	9,537
Valuation allowance	(800)	(800)

Deferred tax asset	7,963	8,737
Deferred tax liability:
Property and equipment	(1,451)	(1,882)

Net deferred tax asset	$6,512	$6,855

At December 31, 2014 and 2013, the Company had net operating loss carryforwards of approximately $29,474 and $29,684, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2025.

In 2013, the Company recorded a valuation allowance of $800 against its deferred tax asset generated for charitable contributions. The Company recorded the valuation allowance to reduce the deferred tax asset to an amount it expects is more likely than not to be realized due to the short carryforward period for this temporary difference. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets. An analysis of the activity of the valuation allowance for the year ended December 31, 2014 is as follows:

Balance at beginning of year	$800
Additions charged to expense	0
Deductions	0

Balance at end of year	$800

The total amount of gross unrecognized tax benefits as of December 31, 2014, 2013 and 2012 was $332, $311 and $1,474, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $216, $202 and $958 as of December 31, 2014, 2013 and 2012, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense, net. During 2014, 2013 and 2012, the Company recognized interest income of $28, $71 and $13, respectively, from interest and penalties. The Company’s federal income tax returns for 2011 through 2013 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2011 through 2013. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$311	$1,474	$1,919
Increase related to current year tax positions	15	60	67
Increase related to prior year tax positions	138	0	0
Reductions related to settlement of tax matters	0	0	(224)
Decrease due to lapse of statute of limitations	(132)	(1,223)	(288)

Balance at end of year	$332	$311	$1,474

10.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000, 5,600 and 5,400 shares of common stock, respectively, for issuance. At December 31, 2014, the Amended and Restated 2008 Long-Term Incentive Plan had 1,776 shares available for grant.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. The stock options issued under the Equity Incentive Plans generally expire between seven and 10 years from the grant date. The Board also determines the vesting provisions of all awards and the exercise price per share of stock options issued under the plans, which is the fair market value at date of grant. Awards issued to employees generally vest over terms ranging from two to four years.

The following table summarizes the Company’s stock option activity for 2012, 2013 and 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	336	$14.43
Granted	305	$8.92
Exercised	(7)	$1.46

Outstanding, December 31, 2012	634	$11.92
Granted	536	$8.68
Exercised	(1)	$0.58
Forfeited/expired	(375)	$13.70

Outstanding, December 31, 2013	794	$8.91
Granted	179	$14.95
Exercised	(32)	$9.60
Forfeited/expired	(49)	$11.16

Outstanding, December 31, 2014	892	$9.97	5.23	$8,625

Exercisable at December 31, 2014	248	$9.36	4.78	$2,610

Expected to vest at December 31, 2014	874	$9.96	5.23	$8,465

In 2014, 2013 and 2012, the Company recorded compensation expense of $426, $382 and $1,163, respectively, for stock option awards. The weighted-average grant date fair value of stock options granted in 2014, 2013 and 2012 was $3.88, $1.61 and $1.96, respectively. The total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $219, $7 and $67, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2014	2013	2012
Expected dividend yield	4.58%	7.78%	8.02%
Expected volatility	43.76%	44.08%	49.82%
Risk-free interest rate	1.62%	0.79%	0.72%
Expected life (in years)	4.75	4.71	4.75

In 2014, 2013 and 2012, the Company authorized the issuance of 27, 50 and 43 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $455 in each year. In addition, in 2014 and 2012, the Company issued a total of 2 and 22 shares of common stock, respectively, to non-employees for services. No shares were issued to non-employees during 2013, although the shares issued in 2012 vested during 2013 resulting in expense upon vesting. Costs recognized for shares issued to non-employees for services were $30, $195 and $573 in 2014, 2013 and 2012, respectively, and approximated fair value.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2012, 2013 and 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	863	$16.43
Granted	510	$10.50
Vested	(497)	$15.25
Forfeited	(46)	$12.49

Nonvested, December 31, 2012	830	$13.71
Granted	312	$8.84
Vested	(293)	$12.72
Forfeited	(163)	$12.64

Nonvested, December 31, 2013	686	$12.17
Granted	116	$14.99
Vested	(303)	$11.31
Forfeited	(77)	$12.21

Nonvested, December 31, 2014	422	$13.56	$8,248

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

The fair value of the market-based restricted stock units utilized the following inputs and assumptions:

	2 Years	3 Years	3.1 Years
Closing stock price on grant date	$11.23	$11.23	$7.31
Performance period starting price	$12.78	$12.78	$8.17
Term of award (in years)	2	3	3.1
Volatility	50.99%	51.66%	48.29%
Risk-free interest rate	0.30%	0.47%	0.34%
Expected dividend yield	6.05%	6.05%	9.15%
Fair value	$10.70	$12.34	$7.40

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start.

The following table summarizes the restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2012	36	$17.53
Granted	146	$8.82
Performance factor adjustment	(47)	$6.68
Forfeited	(2)	$17.53

Nonvested, December 31, 2012	133	$11.76
Granted	162	$8.68
Performance factor adjustment	(1)	$10.70
Vested	(34)	$17.53
Forfeited	(29)	$12.01

Nonvested, December 31, 2013	231	$8.74
Granted	93	$14.95
Performance factor adjustment	76	$8.60
Vested	(24)	$14.72
Forfeited	(11)	$11.69

Nonvested, December 31, 2014	366	$9.81	$7,150

The Company recorded compensation expense of $4,740, $4,800 and $7,721 in the accompanying consolidated statements of operations for 2014, 2013 and 2012, respectively, in connection with the issuance of the restricted shares and restricted stock units. As of December 31, 2014, the Company expects 403 shares of restricted stock and 355 restricted stock units to vest.

The Company recognized an increase in taxes payable of $68, $203 and $593 in 2014, 2013 and 2012, respectively, from the exercise of certain stock options and restricted stock and payment of certain dividends and recorded these amounts as decreases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2014, there was $8,832 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.3 years. The total unrecognized compensation expense will be fully expensed through the first quarter of 2018.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2014, 2013 and 2012 were $748, $633 and $614, respectively.

12.	RETURNS RESERVE

Following is an analysis for the returns reserve:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$637	$652	$726
Provision for estimated returns	12,661	10,838	10,394
Actual returns	(12,536)	(10,853)	(10,468)

Balance at end of year	$762	$637	$652

13.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)
2014:
Revenue	$122,228	$111,052	$90,570	$79,233	$403,083
Gross margin	$59,807	$56,911	$46,527	$40,785	$204,030
Net income	$224	$8,703	$5,076	$5,308	$19,311
Basic income per common share	$0.01	$0.30	$0.18	$0.18	$0.67

Diluted income per common share	$0.01	$0.30	$0.17	$0.18	$0.66

2013:
Revenue	$105,384	$97,469	$85,360	$69,873	$358,086
Gross margin	$53,031	$49,753	$37,733	$33,359	$173,876
Net (loss) income	$(640)	$6,359	$356	$1,295	$7,370
Basic (loss) income per common share	$(0.02)	$0.22	$0.01	$0.04	$0.26

Diluted (loss) income per common share	$(0.02)	$0.22	$0.01	$0.04	$0.25

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

INDEX TO EXHIBITS

No.	Description

*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on September 6, 2012.

+**10.2	2000 Equity Incentive Plan of the Company.

+**10.3	2000 Equity Incentive Plan for Outside Directors and Consultants of the Company.

10.4	Agreement dated December 21, 2004 between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Report on Form 10-K filed on March 14, 2006.

+10.5	Compensation Policy For Non-Employee Directors incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on March 6, 2008.

10.6	Credit Agreement dated November 8, 2012, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

10.7	First Amendment and Modification to Credit Agreement dated December 31, 2012, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders parties thereto, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on January 18, 2013.

10.8	Second Amendment and Modification to Credit Agreement effective as of August 13, 2013, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders parties thereto, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on August 15, 2013.

10.9	Third Amendment and Modification to Credit Agreement dated November 4, 2013, effective September 30, 2013, among Nutrisystem, Inc., certain subsidiaries of the Company, Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 4, 2013.

10.10	Fourth Amendment and Modification to Credit Agreement dated June 19, 2014, among the Company, certain subsidiaries of Nutrisystem, Inc., Manufacturers and Traders Trust Company, as Administrative Agent, and certain other Lenders, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on June 20, 2014.

10.11	Security and Pledge Agreement dated November 8, 2012, among Nutrisystem, Inc., certain subsidiaries of Nutrisystem, Inc., as grantors, and Manufactures and Traders Trust Company in its capacity as Administrative Agent, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 14, 2012.

+10.12	Letter Agreement dated November 1, 2012, between Nutrisystem, Inc. and Dawn Zier, the Company’s President and Chief Executive Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.13	Letter Agreement, dated May 21, 2013, between Nutrisystem, Inc. and Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on May 28, 2013.

No.	Description

+10.14	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Dawn M. Zier, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

+10.15	Form of Restricted Stock Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.16	Form of Stock Option Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.17	Form of Performance-Based Restricted Stock Unit Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Report on Form 8-K filed on November 7, 2012.

+10.18	Letter Agreement, dated April 19, 2013, between Nutrisystem, Inc. and Michael Monahan, the Company’s Executive Vice President and Chief Financial Officer, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on May 8, 2013.

+10.19	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

+10.20	Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2013.

+10.21	Employment Agreement, dated February 5, 2013 between Nutrisystem, Inc. and Keira Krausz, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.22	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

+10.23	Form of Restricted Stock Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.24	Form of Nonqualified Stock Option Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.25	Performance-Based Restricted Stock Unit Agreement for Keira Krausz, incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 6, 2013.

+10.26	Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 10-Q filed on August 6, 2013.

+10.27	Form of Stock Option Award Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.28	Form of Restricted Stock Award Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

+10.29	Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

No.	Description

+10.30	Form of Stock Option Award Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

+10.31	Form of Restricted Stock Award Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

+10.32	Separation and Release Agreement Amendment, dated March 6, 2013, between Nutrisystem, Inc. and Michael R. Amburgey, incorporated by reference to the designated exhibit on the Company’s Report on Form 10-K filed on March 12, 2013.

10.33	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Report on Form 10-Q filed on August 5, 2010.

10.34	Mutual Release and Settlement Agreement, effective October 28, 2013, between Nutrisystem, Inc. and Hormel Food Sales, LLC., incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on October 29, 2013.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
**	Incorporated by reference to the designated exhibit of the Company’s Form PRE 14A filed on May 12, 2000 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/S/ DAWN M. ZIER
Dawn M. Zier, President and
Chief Executive Officer

Dated: March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	March 9, 2015
Dawn M. Zier President and Chief Executive Officer and Director

BY:	/S/ MICHAEL P. MONAHAN	March 9, 2015
Michael P. Monahan Executive Vice President, Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	March 9, 2015
Robert F. Bernstock Director

BY:	/S/ PAUL GUYARDO	March 9, 2015
Paul Guyardo Director

BY:	/S/ MICHAEL J. HAGAN	March 9, 2015
Michael J. Hagan Chairman, Director

BY:	/S/ JAY HERRATTI	March 9, 2015
Jay Herratti Director

BY:	/S/ BRIAN P. TIERNEY	March 9, 2015
Brian P. Tierney Director

BY:	/S/ ANDREA WEISS	March 9, 2015
Andrea Weiss Director

BY:	/S/ STEPHEN T. ZARRILLI	March 9, 2015
Stephen T. Zarrilli Director