Form 10-Q
period 2015-03-31
NUTRI SYSTEM INC /DE/
filed 2015-05-06
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2015:

Common Stock, $.001 par value	28,923,609 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,881	$12,620
Short term investments	11,695	16,627
Receivables	22,763	12,206
Inventories	24,210	26,899
Prepaid income taxes	1,591	0
Deferred income taxes	2,652	1,051
Other current assets	5,765	7,095

Total current assets	93,557	76,498
FIXED ASSETS, net	27,001	26,851
DEFERRED INCOME TAXES	3,440	5,461
OTHER ASSETS	1,112	1,082

Total assets	$125,110	$109,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$49,037	$34,261
Accrued payroll and related benefits	4,732	6,550
Income taxes payable	0	301
Deferred revenue	8,246	4,424
Other accrued expenses and current liabilities	6,907	6,131

Total current liabilities	68,922	51,667
NON-CURRENT LIABILITIES	2,386	2,710

Total liabilities	71,308	54,377

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,305 at March 31, 2015 and 28,990 at December 31, 2014)	29	29
Additional paid-in capital	32,583	29,992
Treasury stock, at cost, 369 shares at March 31, 2015 and 249 shares at December 31, 2014	(5,224)	(3,062)
Retained earnings	26,388	28,552
Accumulated other comprehensive income	26	4

Total stockholders’ equity	53,802	55,515

Total liabilities and stockholders’ equity	$125,110	$109,892

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUE	$137,225	$122,228

COSTS AND EXPENSES:
Cost of revenue	65,869	62,421
Marketing	47,663	41,744
General and administrative	16,945	15,918
Depreciation and amortization	2,224	1,758

Total costs and expenses	132,701	121,841

Operating income	4,524	387
INTEREST EXPENSE, net	49	45

Income before income tax expense	4,475	342
INCOME TAX EXPENSE	1,532	118

Net income	$2,943	$224

BASIC INCOME PER COMMON SHARE	$0.10	$0.01

DILUTED INCOME PER COMMON SHARE	$0.10	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	28,392	28,065
Diluted	28,933	28,489
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$2,943	$224

OTHER COMPREHENSIVE INCOME:

Unrealized gain on short term investments, net of income tax expense of $12 and $3, respectively	22	5

Comprehensive income	$2,965	$229

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2015	28,990	$29	$29,992	$(3,062)	$28,552	$4	$55,515
Net income	0	0	0	0	2,943	0	2,943
Share-based compensation expense	293	0	1,208	0	0	0	1,208
Exercise of stock options	22	0	268	0	0	0	268
Equity compensation awards, net	0	0	1,115	0	0	0	1,115
Cash dividends	0	0	0	0	(5,107)	0	(5,107)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,162)	0	0	(2,162)
Other comprehensive income, net of tax	0	0	0	0	0	22	22

BALANCE, March 31, 2015	29,305	$29	$32,583	$(5,224)	$26,388	$26	$53,802

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,943	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,224	1,758
Loss on disposal of fixed assets	14	0
Share–based compensation expense	1,208	1,093
Deferred income tax expense (benefit)	405	(491)
Other non-cash charges	2	12
Changes in operating assets and liabilities:
Receivables	(10,557)	(10,138)
Inventories	2,689	1,720
Other assets	1,300	(325)
Accounts payable	15,101	13,533
Accrued payroll and related benefits	(1,818)	(2,463)
Deferred revenue	3,822	4,045
Income taxes	(1,888)	437
Other accrued expenses and liabilities	470	450

Net cash provided by operating activities	15,915	9,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(1,752)	(2,475)
Proceeds from sales of short term investments	6,716	2,459
Capital additions	(2,731)	(1,312)

Net cash provided by (used in) investing activities	2,233	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	268	91
Taxes related to equity compensation awards, net	(1,048)	(353)
Payment of dividends	(5,107)	(5,110)

Net cash used in financing activities	(5,887)	(5,372)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,261	3,155
CASH AND CASH EQUIVALENTS, beginning of period	12,620	9,772

CASH AND CASH EQUIVALENTS, end of period	$24,881	$12,927

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and on the science of the low Glycemic Index. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2015 and December 31, 2014, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At March 31, 2015, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$24,640	$0	$0	$24,640
Money market account	241	0	0	241
Government and agency securities	6,970	42	0	7,012
Corporate debt securities	4,685	24	(26)	4,683

	$36,536	$66	$(26)	$36,576

At December 31, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,471	$0	$0	$12,471
Money market account	149	0	0	149
Government and agency securities	9,912	31	(8)	9,935
Corporate debt securities	6,709	25	(42)	6,692

	$29,241	$56	$(50)	$29,247

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $13,578 and $13,162 at March 31, 2015 and December 31, 2014, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2015 and 2014 was $3,979 and $3,909, respectively. The reserve for estimated returns incurred but not received and processed was $1,376 and $762 at March 31, 2015 and December 31, 2014, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $716 and $605 for the three months ended March 31, 2015 and 2014, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 19% and 18% of inventory purchases for the three months ended March 31, 2015 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the three months ended March 31, 2014, these suppliers supplied approximately 14% and 11% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 94% of its orders are shipped by one third-party provider.

Supplier Rebate

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three months ended March 31, 2015 and 2014, the Company reduced cost of revenue by $416 and $276, respectively, for these rebates. A receivable of $775 and $360 at March 31, 2015 and December 31, 2014, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the supplier has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2015 and December 31, 2014.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$241	$241
Government and agency securities	7,012	7,012
Corporate debt securities	4,683	4,683

Total assets	$11,936	$11,936

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$149	$149
Government and agency securities	9,935	9,935
Corporate debt securities	6,692	6,692

Total assets	$16,776	$16,776

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

	Three Months Ended March 31,
	2015	2014
Net income	$2,943	$224
Net income allocated to unvested restricted stock	(45)	(1)

Net income allocated to common shares	$2,898	$223

Weighted average shares outstanding:
Basic	28,392	28,065
Effect of dilutive securities	541	424

Diluted	28,933	28,489

Basic income per common share	$0.10	$0.01

Diluted income per common share	$0.10	$0.01

In the three months ended March 31, 2015 and 2014, common stock equivalents representing 314 and 355 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $1,902 and $18 in the three months ended March 31, 2015 and 2014, respectively. Interest payments in the three months ended March 31, 2015 and 2014 were $71 and $59, respectively. For the three months ended March 31, 2015 and 2014, the Company had non-cash capital additions of $140 and $35, respectively, of unpaid invoices in accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016; however, the FASB has proposed a deferral of the effective date. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2015 or December 31, 2014.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three months ended March 31, 2015 and 2014, the Company incurred no interest and $37 and $33 in an unused line fee, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of March 31, 2015, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At March 31, 2015, the Company had $71 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 22 and 8 shares of common stock upon the exercise of stock options in the three months ended March 31, 2015 and 2014, respectively, and received proceeds of $268 and $91, respectively. During the three months ended March 31, 2015 and 2014, employees surrendered to the Company 120 and 41 shares of common stock, respectively, valued at $2,162 and $616, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. During both the three months ended March 31, 2015 and 2014, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	892	$9.97
Granted	133	18.98
Exercised	(22)	12.27
Forfeited/expired	(19)	11.04

Outstanding, March 31, 2015	984	$11.11	5.24	$8,804

Exercisable, March 31, 2015	365	$9.65	4.82	$3,852

Expected to vest at March 31, 2015	968	$11.10	5.23	$8,682

The Company recorded compensation expense of $170 and $75 in the accompanying consolidated statements of operations during the three months ended March 31, 2015 and 2014, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $147 and $27, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	422	$13.56
Granted	79	19.03
Vested	(117)	10.93
Forfeited	(23)	11.93

Nonvested, March 31, 2015	361	$15.71	$7,211

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

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	366	$9.81
Granted	71	17.56
Vested	(237)	8.64
Forfeited	0	0.00

Nonvested, March 31, 2015	200	$13.95	$4,004

The Company recorded compensation of $1,038 and $1,018 in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2015, 345 shares of restricted stock and 196 restricted stock units were expected to vest.

As of March 31, 2015, there was $7,828 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.2 years. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2018.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into agreements with various food suppliers. Several of these agreements provide for annual pricing, annual purchase obligations, as well as exclusivity in the production of certain products, with terms of five years or less. One agreement also provides rebates if certain volume thresholds are exceeded. The Company anticipates it will meet all annual purchase obligations in 2015.

7.	INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 34.2% and 34.5% in the three months ended March 31, 2015 and 2014, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2014, the Company had net operating loss carryforwards of approximately $29,474 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2015. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of March 31, 2015 and December 31, 2014 was $335 and $332, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $218 and $216 as of March 31, 2015 and December 31, 2014, respectively.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business of, any of our food suppliers;

•	loss, or disruption in the business, of our fulfillment provider;

•	disruptions in the shipping of our food products;

•	claims that our personnel are unqualified to provide proper weight loss advice and other health or advertising related claims by consumers;

•	failure to attract or negative publicity with respect to any of our spokespersons or negative publicity with respect to the weight loss industry;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	general business and economic conditions;

•	the seasonal nature of our business;

•	loss of any of our third-party retailer agreements and any obligations associated with such loss;

•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of existing and future laws and regulations;

•	exposure to product liability claims if the use of our products results in illness or injury;

•	the impact of our restrictive debt covenants;

•	our inability to recruit and retain key executive officers;

•	potential litigation from our competitors;

•	provisions in our certificate of incorporation may deter or delay an acquisition or prevent a change in control; and

•	other risks and uncertainties, including those detailed herein and from time to time in our periodic reports filed with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2014 Annual Report listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of the 2014 Annual Report in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research and the science of the low Glycemic Index. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For the three months ended March 31, 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. For the three months ended March 31, 2014, the direct channel accounted for 90% of revenue compared to 7% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

Additionally, Nutrisystem’s 5-day Weight Loss Kits are available at select retailers and represent a significant departure from our traditional 28-day program. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

We believe these new product and program innovations are resonating well with our customers. Additionally, we had an effective acquisition marketing campaign with increased pricing and reduced promotional incentives during the first quarter of 2015 which drove increases in customer activations, average selling price, length of stay and gross margins. Revenue for the first quarter of 2015 increased 12% from the first quarter of 2014 to $137.2 million. The revenue growth was primarily attributable to increases in on-program, new customers and reactivation revenue from the direct channel.

Retail and QVC revenue also increased. Reactivation revenue increased due to higher volumes building off of recent increases in customer counts and marketing efforts to past customers. Retail revenue growth was primarily from expanded product offerings and QVC revenue increased due to more shows and air time.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our 2014 Annual Report.

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

During the three months ended March 31, 2015, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the three months ended March 31, 2015 and 2014, the direct channel represented 91% and 90%, respectively, of our revenue. Revenue through the direct channel were $124.3 million in the three months ended March 31, 2015 compared to $110.5 million in the same period of 2014. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2015 was primarily attributable to an increase in on-program, new customers and reactivation revenue. Additionally, we had a higher average selling price in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
REVENUE	$137,225	$122,228	$14,997	12%

COSTS AND EXPENSES:
Cost of revenue	65,869	62,421	3,448	6%
Marketing	47,663	41,744	5,919	14%
General and administrative	16,945	15,918	1,027	6%
Depreciation and amortization	2,224	1,758	466	27%

Total costs and expenses	132,701	121,841	10,860	9%

Operating income	4,524	387	4,137	1069%
INTEREST EXPENSE, net	49	45	4	9%

Income before income tax expense	4,475	342	4,133	1208%
INCOME TAX EXPENSE	1,532	118	1,414	1198%

Net income	$2,943	$224	$2,719	1214%

% of revenue
Gross margin	52.0%	48.9%
Marketing	34.7%	34.2%
General and administrative	12.3%	13.0%
Operating income	3.3%	0.3%

Revenue. Revenue increased to $137.2 million in the first quarter of 2015 from $122.2 million for the first quarter of 2014. The increase is primarily attributable to an increase in on-program, new customers and reactivation revenue. Additionally, we had a higher average selling price in the first quarter of 2015 as compared to the same period of 2014 and retail and QVC revenue increased. In the first quarter of 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the first quarter of 2014, the direct channel accounted for 90% of revenue compared to 7% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $65.9 million in the first quarter of 2015 from $62.4 million in the first quarter of 2014. Gross margin as a percent of revenue increased to 52.0% in the first quarter of 2015 from 48.9% for the first quarter of 2014. The increase in gross margin was primarily attributable to selling price increases, the discontinuation of the promotional offer of a free week of food and a larger percentage of sales of higher margin products.

Marketing expense increased to $47.7 million in the first quarter of 2015 from $41.7 million in the first quarter of 2014. Marketing expense as a percent of revenue increased to 34.7% in the first quarter of 2015 from 34.2% for the first quarter of 2014 primarily due to the testing of new media channels and marketing to support the retail channel. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($4.5 million), higher television production ($535,000) and public relations costs ($377,000) and increased marketing compensation and benefits ($273,000). In total, media spending was $42.8 million in the first quarter of 2015 and $38.3 million in the first quarter of 2014.

General and administrative expense increased to $16.9 million in the first quarter of 2015 compared to $15.9 million in the first quarter of 2014. General and administrative expense as a percent of revenue decreased to 12.3% in the first quarter of 2015 from 13.0% for the first quarter of 2014. The increase in spending was primarily attributable to higher compensation, benefits and commissions ($722,000) and increased research and development expense ($202,000).

Depreciation and amortization expense increased to $2.2 million in the first quarter of 2015 compared to $1.8 million in the first quarter of 2014 due to increased capital expenditures for our website and digital tools.

Interest Expense, Net. Interest expense, net was $49,000 in the first quarter of 2015 compared to $45,000 in the first quarter of 2014.

Income Tax Expense. In the first quarter of 2015, we recorded income tax expense of $1.5 million, which reflects an effective income tax rate of 34.2%. In the first quarter of 2014, we recorded an income tax expense of $118,000, which reflects an effective income tax rate of 34.5%.

Contractual Obligations and Commercial Commitments

As of March 31, 2015, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2015, we had working capital of $24.6 million as compared to $24.8 million at December 31, 2014. Cash and cash equivalents at March 31, 2015 were $24.9 million, an increase of $12.3 million from the balance of $12.6 million at December 31, 2014. In addition, we had $11.7 million invested in short term investments at March 31, 2015, as compared to $16.6 million at December 31, 2014, a decrease of $4.9 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of March 31, 2015, no amounts were outstanding under the credit facility.

In the three months ended March 31, 2015, we generated cash flows of $15.9 million from operating activities, an increase of $6.1 million from the same period of 2014. The increase in cash flows from operations was primarily attributable to an increase in net income and net changes in operating assets and liabilities.

In the three months ended March 31, 2015, net cash provided by investing activities was $2.2 million, an increase of $3.6 million from the same period of 2014. The increase was primarily due to an increased level of proceeds from sales of short term investments.

In the three months ended March 31, 2015, net cash used in financing activities was $5.9 million primarily for the payment of dividends.

Subsequent to March 31, 2015, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 21, 2015 to stockholders of record as of May 11, 2015. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2015 of $24.9 million were maintained in bank and money market accounts. Additionally, we invested $11.7 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2014 Annual Report under the heading “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2015, provided however that 120,223 shares of common stock, at an average purchase price of $17.99, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Dawn M. Zier, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

10.2	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

10.3	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

10.4	Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

10.5	Form of Stock Option Award Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

10.6	Form of Restricted Stock Award Agreement for Executives (for all grants issued in 2015), incorporated by reference to the designated exhibit on the Company’s Report on Form 8-K filed on January 2, 2015.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 6, 2015
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	May 6, 2015
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document