Form 10-Q
period 2015-06-30
NUTRI SYSTEM INC /DE/
filed 2015-08-04
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 28, 2015:

Common Stock, $.001 par value	29,055,146 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,895	$12,620
Short term investments	11,690	16,627
Receivables	14,047	12,206
Inventories	21,827	26,899
Deferred income taxes	1,824	1,051
Other current assets	6,259	7,095

Total current assets	88,542	76,498

FIXED ASSETS, net	26,513	26,851

DEFERRED INCOME TAXES	4,648	5,461

OTHER ASSETS	1,088	1,082

Total assets	$120,791	$109,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,908	$34,261
Accrued payroll and related benefits	5,428	6,550
Income taxes payable	2,840	301
Deferred revenue	7,244	4,424
Other accrued expenses and current liabilities	5,853	6,131

Total current liabilities	54,273	51,667

NON-CURRENT LIABILITIES	2,354	2,710

Total liabilities	56,627	54,377

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,439 at June 30, 2015 and 28,990 at December 31, 2014)	29	29
Additional paid-in capital	36,183	29,992
Treasury stock, at cost, 379 shares at June 30, 2015 and 249 shares at December 31, 2014	(5,433)	(3,062)
Retained earnings	33,372	28,552
Accumulated other comprehensive income	13	4

Total stockholders’ equity	64,164	55,515

Total liabilities and stockholders’ equity	$120,791	$109,892

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$130,261	$111,052	$267,486	$233,280

COSTS AND EXPENSES:
Cost of revenue	62,570	54,141	128,439	116,562
Marketing	30,651	25,990	78,314	67,734
General and administrative	16,363	15,768	33,308	31,686
Depreciation and amortization	2,233	1,913	4,457	3,671

Total costs and expenses	111,817	97,812	244,518	219,653

Operating income	18,444	13,240	22,968	13,627
INTEREST EXPENSE, net	30	47	79	92

Income before income tax expense	18,414	13,193	22,889	13,535

INCOME TAX EXPENSE	6,329	4,490	7,861	4,608

Net income	$12,085	$8,703	$15,028	$8,927

BASIC INCOME PER COMMON SHARE	$0.42	$0.30	$0.52	$0.31

DILUTED INCOME PER COMMON SHARE	$0.41	$0.30	$0.51	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,627	28,208	28,510	28,226
Diluted	29,072	28,600	29,003	28,634

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,085	$8,703	$15,028	$8,927

OTHER COMPREHENSIVE INCOME:

Short term investments:
Unrealized (loss) gain on short term investments, net of income tax (benefit) expense of ($7), $6, $5 and $9, respectively	(13)	11	9	16

Comprehensive income	$12,072	$8,714	$15,037	$8,943

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2015	28,990	$29	$29,992	$(3,062)	$28,552	$4	$55,515
Net income	0	0	0	0	15,028	0	15,028
Share-based compensation expense	304	0	3,046	0	0	0	3,046
Exercise of stock options	145	0	1,390	0	0	0	1,390
Equity compensation awards, net	0	0	1,755	0	0	0	1,755
Cash dividends	0	0	0	0	(10,208)	0	(10,208)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,371)	0	0	(2,371)
Other comprehensive income, net of tax	0	0	0	0	0	9	9

BALANCE, June 30, 2015	29,439	$29	$36,183	$(5,433)	$33,372	$13	$64,164

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,028	$8,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,457	3,671
Loss on disposal of fixed assets	14	5
Share–based compensation expense	3,046	2,910
Deferred income tax expense (benefit)	34	(1,272)
Other non-cash charges	3	13
Changes in operating assets and liabilities:
Receivables	(1,841)	(3,379)
Inventories	5,072	6,340
Other assets	830	1,632
Accounts payable	(1,091)	3,049
Accrued payroll and related benefits	(1,122)	(1,947)
Deferred revenue	2,820	1,351
Income taxes	2,443	5,549
Other accrued expenses and liabilities	(943)	10

Net cash provided by operating activities	28,750	26,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(2,303)	(4,402)
Proceeds from sales of short term investments	7,251	4,464
Capital additions	(4,086)	(3,194)

Net cash provided by (used in) investing activities	862	(3,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,390	248
Taxes related to equity compensation awards, net	(519)	(581)
Payment of dividends	(10,208)	(10,187)

Net cash used in financing activities	(9,337)	(10,520)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,275	13,207
CASH AND CASH EQUIVALENTS, beginning of period	12,620	9,772

CASH AND CASH EQUIVALENTS, end of period	$32,895	$22,979

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research and are designed to help stabilize blood sugar to help prevent cravings. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2015 and December 31, 2014, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At June 30, 2015, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$29,109	$0	$0	$29,109
Money market account	3,786	0	0	3,786
Government and agency securities	7,135	39	(1)	7,173
Corporate debt securities	4,535	16	(34)	4,517

	$44,565	$55	$(35)	$44,585

At December 31, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$12,471	$0	$0	$12,471
Money market account	149	0	0	149
Government and agency securities	9,912	31	(8)	9,935
Corporate debt securities	6,709	25	(42)	6,692

	$29,241	$56	$(50)	$29,247

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $13,995 and $13,162 at June 30, 2015 and December 31, 2014, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped frozen foods. When a customer orders the frozen program, two separate shipments are delivered. One contains Nutrisystem’s standard shelf-stable food and the second contains the frozen foods. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2015 was $3,890 and $7,869, respectively and $4,201 and $8,110 for the three and six months ended June 30, 2014, respectively. The reserve for estimated returns incurred but not received and processed was $1,158 and $762 at June 30, 2015 and December 31, 2014, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $758 and $1,474 for the three and six months ended June 30, 2015, respectively, and $537 and $1,142 for the three and six months ended June 30, 2014, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 18% and 18% of inventory purchases for the six months ended June 30, 2015 were from two suppliers. The Company has supply arrangements with these suppliers that require the Company to make minimum purchases. For the six months ended June 30, 2014, these suppliers provided approximately 17% and 11% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 95% of its orders are shipped by one third-party provider.

Supplier Rebate

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory, and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and six months ended June 30, 2015, the Company reduced cost of revenue by $282 and $698, respectively, for these rebates. For the comparable periods of 2014, the cost of revenue was reduced by $270 and $546, respectively. A receivable of $951 and $360 at June 30, 2015 and December 31, 2014, respectively, has been recorded in receivables in the accompanying consolidated balance sheets. Historically, the actual rebate received from the supplier has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2015 and December 31, 2014.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$3,786	$3,786
Government and agency securities	7,173	7,173
Corporate debt securities	4,517	4,517

Total assets	$15,476	$15,476

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market account	$149	$149
Government and agency securities	9,935	9,935
Corporate debt securities	6,692	6,692

Total assets	$16,776	$16,776

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,085	$8,703	$15,028	$8,927
Net income allocated to unvested restricted stock	(138)	(179)	(202)	(187)

Net income allocated to common shares	$11,947	$8,524	$14,826	$8,740

Weighted average shares outstanding:
Basic	28,627	28,208	28,510	28,226
Effect of dilutive securities	445	392	493	408

Diluted	29,072	28,600	29,003	28,634

Basic income per common share	$0.42	$0.30	$0.52	$0.31

Diluted income per common share	$0.41	$0.30	$0.51	$0.31

In the three and six months ended June 30, 2015, common stock equivalents representing 308 and 311 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three and six months ended June 30, 2014, common stock equivalents representing 444 and 400 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive.

Cash Flow Information

The Company made payments for income taxes of $3,532 and $18 in the six months ended June 30, 2015 and 2014, respectively. Interest payments in the six months ended June 30, 2015 and 2014 were $97 and $98, respectively. For the six months ended June 30, 2015 and 2014, the Company had non-cash capital additions of $530 and $597, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2015 or December 31, 2014.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% percent above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and six months ended June 30, 2015, the Company incurred no interest expense and $26 and $63 in an unused line fee, respectively. In the comparable periods of 2014, the Company incurred no interest expense and $38 and $71 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of June 30, 2015, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At June 30, 2015, the Company had $40 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 145 and 25 shares of common stock upon the exercise of stock options in the six months ended June 30, 2015 and 2014, respectively, and received proceeds of $1,390 and $248, respectively. During the six months ended June 30, 2015 and 2014, employees surrendered to the Company 130 and 64 shares of common stock, respectively, valued at $2,371 and $989, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the six months ended June 30, 2015 and 2014, the Company issued 22 and 29 shares of common stock, respectively, as compensation to board members and consultants. Costs recognized for these stock grants issued were $509 and $485 for the six months ended June 30, 2015 and 2014, respectively. During each of the three and six months ended June 30, 2015 and 2014, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	892	$9.97
Granted	133	18.98
Exercised	(145)	9.59
Forfeited/expired	(19)	11.04

Outstanding, June 30, 2015	861	$11.40	5.04	$11,653

Exercisable, June 30, 2015	267	$9.83	4.58	$4,065

Expected to vest at June 30, 2015	846	$11.38	5.04	$11,473

The Company recorded compensation expense of $163 and $333 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015, respectively, for stock option awards. During the three and six months ended June 30, 2014, the Company recorded compensation expense of $118 and $193, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2015 was $1,865 and $2,012, respectively, and $113 and $140, respectively, for the comparable periods of 2014.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	422	$13.56
Granted	83	19.31
Vested	(150)	10.82
Forfeited	(38)	12.94

Nonvested, June 30, 2015	317	$16.44	$7,888

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	366	$9.81
Granted	71	17.56
Vested	(237)	8.64
Forfeited	(1)	17.56

Nonvested, June 30, 2015	199	$13.93	$4,960

The Company recorded compensation expense of $1,166 and $2,204 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015, respectively, and $1,214 and $2,232, respectively, for the comparable periods of 2014 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2015, 303 shares of restricted stock and 195 restricted stock units were expected to vest.

As of June 30, 2015, there was $6,715 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.1 years. The total unrecognized compensation expense will be fully charged to expense through the second quarter of 2018.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 34.4% and 34.3% in both the three and six months ended June 30, 2015, respectively, as compared to 34.0%

in both the comparable periods of 2014. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2014, the Company had net operating loss carryforwards of $29,474 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2015. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of June 30, 2015 and December 31, 2014 was $339 and $332, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $220 and $216 as of June 30, 2015 and December 31, 2014, respectively.

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

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research and are designed to help stabilize blood sugar to help prevent cravings. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. In both the six months ended June 30, 2015 and 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

Our ecommerce, direct-to-consumer business model provides flexibility which allows us to manage marketing spend according to customer demand. We believe this flexibility is especially valuable as it allows us to react to changing market conditions relatively quickly. Additionally, we are continually looking to make investments to improve lifetime customer economics, length of stay and overall customer satisfaction. We are able to test new commercials, offers and website configurations to allow us to be more responsive to customer needs and attempt to drive conversion.

We offer a customizable 28-day program. Included in the customer’s initial order is our Fast 5+ kit, a one-week starter kit that can help customers lose five pounds plus one inch off their waist in their first week of dieting. Customers are given a meal plan, access to trackers and tools via NuMi, educational digital content and exercise suggestions and are also encouraged to check in periodically with a Nutrisystem counselor as their needs change in response to weight loss.

Additionally, our multi-day weight loss kits are available at select retailers and represent a significant departure from our traditional 28-day program. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our program an opportunity to sample Nutrisystem at an attractive price point. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

We believe these new program and product innovations are resonating well with our customers. Additionally, we had an effective acquisition marketing campaign with increased pricing and reduced promotional incentives which drove increases in customer activations, average selling price, length of stay and gross margins. We have continued to attract more customers to our brand at our targeted marketing efficiency through the use of expanded media channels. Revenue for the six months ended June 30, 2015 increased 15% from the comparable period of 2014 to $267.5 million. The revenue growth was primarily attributable to increases in on-program revenue, new customers and reactivation revenue from the direct channel. Retail and QVC revenue also increased. Reactivation revenue increased due to higher volumes building off of recent increases in customer counts and marketing efforts to past customers. Retail revenue growth was primarily from expanded product offerings and product placement and QVC revenue increased due to more shows and air-time.

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

During the six months ended June 30, 2015, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the six months ended June 30, 2015 and 2014, the direct channel represented 91% of our revenue. Revenue through the direct channel was $117.8 million and $242.1 million in the three and six months ended June 30, 2015 compared to $102.2 million and $212.7 million in the same period of 2014. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2015 was primarily attributable to an increase in on-program, new customers and reactivation revenue. Additionally, we had a higher average selling price in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
REVENUE	$130,261	$111,052	$19,209	17%

COSTS AND EXPENSES:
Cost of revenue	62,570	54,141	8,429	16%
Marketing	30,651	25,990	4,661	18%
General and administrative	16,363	15,768	595	4%
Depreciation and amortization	2,233	1,913	320	17%

Total costs and expenses	111,817	97,812	14,005	14%

Operating income	18,444	13,240	5,204	39%
INTEREST EXPENSE, net	30	47	(17)	(36)%

Income before income tax expense	18,414	13,193	5,221	40%
INCOME TAX EXPENSE	6,329	4,490	1,839	41%

Net income	$12,085	$8,703	$3,382	39%

% of revenue
Gross margin	52.0%	51.2%
Marketing	23.5%	23.4%
General and administrative	12.6%	14.2%
Operating income	14.2%	11.9%

Revenue. Revenue increased to $130.3 million in the second quarter of 2015 from $111.1 million for the second quarter of 2014. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers, retail revenue and reactivation revenue. QVC revenue also increased. Additionally, we had a higher average selling price in the second quarter of 2015 as compared to the same period of 2014. In the second quarter of 2015, the direct channel accounted for 90% of revenue compared to 6% for retail and 4% for QVC. In the second quarter of 2014, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $62.6 million in the second quarter of 2015 from $54.1 million in the second quarter of 2014. Gross margin as a percent of revenue increased to 52.0% in the second quarter of 2015 from 51.2% for the second quarter of 2014. The increase in gross margin was primarily attributable to selling price increases and the discontinuation of the promotional offer of a free week of food.

Marketing expense increased to $30.7 million in the second quarter of 2015 from $26.0 million in the second quarter of 2014. Marketing expense as a percent of revenue increased to 23.5% in the second quarter of 2015 from 23.4% for the second quarter of 2014. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($4.7 million) and marketing consulting ($650,000). These increases were offset by a decrease in television production ($928,000). In total, media spending was $26.1 million in the second quarter of 2015 and $21.4 million in the second quarter of 2014.

General and administrative expense increased to $16.4 million in the second quarter of 2015 compared to $15.8 million in the second quarter of 2014. General and administrative expense as a percent of revenue decreased to 12.6% in the second quarter of 2015 from 14.2% for the second quarter of 2014. The increase in spending was primarily attributable to spending for program and product innovation ($651,000) and higher office space expenses ($143,000). These increases were partially offset by a decrease in professional, outside and computer services expenses ($343,000).

Depreciation and amortization expense increased to $2.2 million in the second quarter of 2015 compared to $1.9 million in the second quarter of 2014 due to increased capital expenditures for our website and digital tools.

Interest Expense, net. Interest expense, net was $30,000 in the second quarter of 2015 compared to $47,000 in the second quarter of 2014.

Income Tax Expense. In the second quarter of 2015, we recorded income tax expense of $6.3 million, which reflects an effective income tax rate of 34.4%. In the second quarter of 2014, we recorded income tax expense of $4.5 million, which reflects an effective income tax rate of 34.0%.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
REVENUE	$267,486	$233,280	$34,206	15%

COSTS AND EXPENSES:
Cost of revenue	128,439	116,562	11,877	10%
Marketing	78,314	67,734	10,580	16%
General and administrative	33,308	31,686	1,622	5%
Depreciation and amortization	4,457	3,671	786	21%

Total costs and expenses	244,518	219,653	24,865	11%

Operating income	22,968	13,627	9,341	69%
INTEREST EXPENSE, net	79	92	(13)	(14)%

Income before income tax expense	22,889	13,535	9,354	69%
INCOME TAX EXPENSE	7,861	4,608	3,253	71%

Net income	$15,028	$8,927	$6,101	68%

% of revenue
Gross margin	52.0%	50.0%
Marketing	29.3%	29.0%
General and administrative	12.5%	13.6%
Operating income	8.6%	5.8%

Revenue. Revenue increased to $267.5 million in the six months ended June 30, 2015 from $233.3 million in the comparable period of 2014. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers, reactivation revenue and retail revenue. QVC revenue also increased. Additionally, we had a higher average selling price in the six months ended June 30, 2015 as compared to the same period of 2014. In both the six months ended June 30, 2015 and 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $128.4 million in the six months ended June 30, 2015 from $116.6 million in the comparable period of 2014. Gross margin as a percent of revenue increased to 52.0% in the six months ended June 30, 2015 from 50.0% for the comparable period of 2014. The increase in gross margin was primarily attributable to selling price increases and the discontinuation of the promotional offer of a free week of food.

Marketing expense increased to $78.3 million in the six months ended June 30, 2015 from $67.7 million in the comparable period of 2014. Marketing expense as a percent of revenue increased to 29.3% in the six months ended June 30, 2015 from 29.0% for the comparable period of 2014. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($9.2 million), marketing consulting ($841,000) and public relations ($429,000). These increases were partially offset by a decrease in television production ($392,000). In total, media spending was $68.9 million in the six months ended June 30, 2015 and $59.7 million in the six months ended June 30, 2014.

General and administrative expense increased to $33.3 million in the six months ended June 30, 2015 from $31.7 million in the comparable period of 2014. General and administrative expense as a percent of revenue decreased to 12.5% in the six months ended June 30, 2015 from 13.6% in the comparable period of 2014. The increase in spending was primarily due to spending for program and product innovation ($932,000) and higher compensation, benefits and commissions ($764,000). These increases were partially offset by decreased professional, outside and computer services expenses ($281,000).

Depreciation and amortization expense increased to $4.5 million in the six months ended June 30, 2015 compared to $3.7 million in the six months ended June 30, 2014 due to increased capital expenditures for our website and digital tools.

Interest Expense, net. Interest expense, net was $79,000 in the six months ended June 30, 2015 compared to $92,000 in the comparable period of 2014.

Income Tax Expense. In the six months ended June 30, 2015, we recorded income tax expense of $7.9 million, which reflects an estimated annual effective income tax rate of 34.3%. In the comparable period of 2014, we recorded income tax expense of $4.6 million, which reflects an estimated annual effective income tax rate of 34.0%.

Contractual Obligations and Commercial Commitments

As of June 30, 2015, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2015, we had working capital of $34.3 million as compared to $24.8 million at December 31, 2014. Cash and cash equivalents at June 30, 2015 were $32.9 million, an increase of $20.3 million from the balance of $12.6 million at December 31, 2014. In addition, we had $11.7 million invested in short term investments at June 30, 2015, as compared to $16.6 million at December 31, 2014, a decrease of $4.9 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of June 30, 2015, no amounts were outstanding under the credit facility.

In the six months ended June 30, 2015, we generated cash flows of $28.8 million from operating activities, an increase of $1.9 million from the same period of 2014. The increase in cash flows from operations was primarily attributable to an increase in net income partially offset by net changes in operating assets and liabilities.

In the six months ended June 30, 2015, net cash provided by investing activities was $862,000, an increase of $4.0 million from the same period of 2014. The increase was primarily due to an increased level of proceeds from sales of short term investments.

In the six months ended June 30, 2015, net cash used in financing activities was $9.3 million primarily for the payment of dividends partially offset by increased proceeds from the exercise of stock options.

Subsequent to June 30, 2015, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 20, 2015 to stockholders of record as of August 10, 2015. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2015 of $32.9 million were maintained in bank and money market accounts. Additionally, we invested $11.7 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2015, provided however that 9,467 shares of common stock, at an average purchase price of $22.06, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	August 4, 2015
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	August 4, 2015
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