Form 10-Q
period 2015-09-30
NUTRI SYSTEM INC /DE/
filed 2015-11-02
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 22, 2015:

Common Stock, $.001 par value	29,178,246 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,049	$12,620
Short term investments	19,211	16,627
Receivables	10,393	12,206
Inventories	17,474	26,899
Prepaid income taxes	2,477	0
Deferred income taxes	1,456	1,051
Other current assets	5,858	7,095
Total current assets	84,918	76,498
FIXED ASSETS, net	26,619	26,851
DEFERRED INCOME TAXES	5,043	5,461
OTHER ASSETS	1,062	1,082
Total assets	$117,642	$109,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,490	$34,261
Accrued payroll and related benefits	6,275	6,550
Income taxes payable	0	301
Deferred revenue	5,869	4,424
Other accrued expenses and current liabilities	5,970	6,131
Total current liabilities	45,604	51,667
NON-CURRENT LIABILITIES	2,319	2,710
Total liabilities	47,923	54,377
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and
outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,569 at
September 30, 2015 and 28,990 at December 31, 2014)	29	29
Additional paid-in capital	39,716	29,992
Treasury stock, at cost, 386 shares at September 30, 2015 and 249 shares at
December 31, 2014	(5,610)	(3,062)
Retained earnings	35,537	28,552
Accumulated other comprehensive income	47	4
Total stockholders’ equity	69,719	55,515
Total liabilities and stockholders’ equity	$117,642	$109,892

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE	$104,877	$90,570	$372,363	$323,850

COSTS AND EXPENSES:
Cost of revenue	51,749	44,043	180,188	160,605
Marketing	25,566	22,388	103,880	90,122
General and administrative	14,228	14,769	47,536	46,455
Depreciation and amortization	2,304	2,076	6,761	5,747
Total costs and expenses	93,847	83,276	338,365	302,929
Operating income	11,030	7,294	33,998	20,921
INTEREST EXPENSE, net	61	41	140	133
Income before income tax expense	10,969	7,253	33,858	20,788
INCOME TAX EXPENSE	3,660	2,177	11,521	6,785
Net income	$7,309	$5,076	$22,337	$14,003

BASIC INCOME PER COMMON SHARE	$0.25	$0.18	$0.77	$0.49
DILUTED INCOME PER COMMON SHARE	$0.25	$0.17	$0.76	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,831	28,274	28,618	28,287
Diluted	29,273	28,681	29,094	28,694

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,309	$5,076	$22,337	$14,003

OTHER COMPREHENSIVE INCOME (LOSS):

Short term investments:
Unrealized gain (loss) on short term investments, net of income tax expense (benefit) of $17, ($11), $22 and ($2), respectively	34	(20)	43	(4)
Comprehensive income	$7,343	$5,056	$22,380	$13,999

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2015	28,990	$29	$29,992	$(3,062)	$28,552	$4	$55,515
Net income	0	0	0	0	22,337	0	22,337
Share-based compensation expense	299	0	4,255	0	0	0	4,255
Exercise of stock options	280	0	2,762	0	0	0	2,762
Equity compensation awards, net	0	0	2,707	0	0	0	2,707
Cash dividends	0	0	0	0	(15,352)	0	(15,352)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,548)	0	0	(2,548)
Other comprehensive income, net of tax	0	0	0	0	0	43	43
BALANCE, September 30, 2015	29,569	$29	$39,716	$(5,610)	$35,537	$47	$69,719

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,337	$14,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,761	5,747
Loss on disposal of fixed assets	16	7
Share–based compensation expense	4,255	4,443
Deferred income tax benefit	0	(1,391)
Other non-cash charges	24	17
Changes in operating assets and liabilities:
Receivables	1,813	1,338
Inventories	9,425	8,598
Other assets	1,257	158
Accounts payable	(6,628)	(932)
Accrued payroll and related benefits	(275)	299
Deferred revenue	1,445	828
Income taxes	(2,884)	1,678
Other accrued expenses and liabilities	(938)	(1,576)
Net cash provided by operating activities	36,608	33,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(12,117)	(6,729)
Proceeds from sales of short term investments	9,574	6,669
Capital additions	(6,302)	(5,260)
Net cash used in investing activities	(8,845)	(5,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,762	248
Taxes related to equity compensation awards, net	256	(705)
Payment of dividends	(15,352)	(15,270)
Net cash used in financing activities	(12,334)	(15,727)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,429	12,170
CASH AND CASH EQUIVALENTS, beginning of period	12,620	9,772
CASH AND CASH EQUIVALENTS, end of period	$28,049	$21,942

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2015 and December 31, 2014, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

At September 30, 2015, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$26,394	$0	$0	$26,394
Money market funds	1,655	0	0	1,655
Government and agency securities	12,669	64	0	12,733
Corporate debt securities	6,471	23	(16)	6,478
	$47,189	$87	$(16)	$47,260

At December 31, 2014, cash, cash equivalents and short term investments consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$12,471	$0	$0	$12,471
Money market funds	149	0	0	149
Government and agency securities	9,912	31	(8)	9,935
Corporate debt securities	6,709	25	(42)	6,692
	$29,241	$56	$(50)	$29,247

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $14,171 and $13,162 at September 30, 2015 and December 31, 2014, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped food. When a customer orders the frozen program, two separate shipments are delivered. One contains Nutrisystem’s standard shelf-stable food and the second contains the frozen foods. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and they are non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2015 was $3,424 and $11,293, respectively, and $2,783 and $10,893 for the three and nine months ended September 30, 2014, respectively. The reserve for estimated returns incurred but not received and processed was $1,130 and $762 at September 30, 2015 and December 31, 2014, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $647 and $2,121 for the three and nine months ended September 30, 2015, respectively, and $483 and $1,625 for the three and nine months ended September 30, 2014, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 18% and 18% of inventory purchases for the nine months ended September 30, 2015 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the nine months ended September 30, 2014, these suppliers provided approximately 16% and 12% of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider and more than 96% of its orders are shipped by one third-party provider.

Supplier Rebate

One of the Company’s suppliers provides for rebates based on purchasing levels. The Company accounts for this rebate on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. The rebate period is June 1 through May 31 of each year. For the three and nine months ended September 30, 2015, the Company reduced cost of revenue by $0 and $698, respectively, for these rebates. For the comparable periods of 2014, the cost of revenue was reduced by $172 and $718, respectively. At September 30, 2015, no receivable was recorded but at December 31, 2014, $360 was recorded in receivables in the accompanying consolidated balance sheets. Effective June 1, 2015, the Company entered into a new agreement with the supplier that includes lower initial pricing and higher levels of purchases required to earn rebates resulting in no rebate being earned during the three months ended September 30, 2015. Historically, the actual rebate received from the supplier has closely matched the estimated rebate recorded. An adjustment is made to the estimate upon determination of the final rebate.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2015 and December 31, 2014.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$1,655	$1,655
Government and agency securities	12,733	12,733
Corporate debt securities	6,478	6,478
Total assets	$20,866	$20,866

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$149	$149
Government and agency securities	9,935	9,935
Corporate debt securities	6,692	6,692
Total assets	$16,776	$16,776

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,309	$5,076	$22,337	$14,003
Net income allocated to unvested restricted stock	(74)	(89)	(276)	(277)
Net income allocated to common shares	$7,235	$4,987	$22,061	$13,726
Weighted average shares outstanding:
Basic	28,831	28,274	28,618	28,287
Effect of dilutive securities	442	407	476	407
Diluted	29,273	28,681	29,094	28,694

Basic income per common share	$0.25	$0.18	$0.77	$0.49
Diluted income per common share	$0.25	$0.17	$0.76	$0.48

In the three and nine months ended September 30, 2015, common stock equivalents representing 165 and 262 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements have not yet been met. In the three and nine months ended September 30, 2014, common stock equivalents representing 434 and 411 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes or the minimum performance requirements have not yet been met.

Cash Flow Information

The Company made payments for income taxes of $11,602 and $6,118 in the nine months ended September 30, 2015 and 2014, respectively. Interest payments in the nine months ended September 30, 2015 and 2014 were $144 and $134, respectively. For the nine months ended September 30, 2015 and 2014, the Company had non-cash capital additions of $726 and $399, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on the consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	CREDIT FACILITY

On November 8, 2012, the Company entered into a $40,000 secured revolving credit facility, as amended, (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2015 or December 31, 2014. The Company is currently in negotiations to enter into a new credit facility and expects it to be in place upon the expiration of the existing Credit Facility.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-1.25% per year for base rate loans and from 1.75-2.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.25-0.375% per year. During the three and nine months ended September 30, 2015, the Company incurred no interest expense and $25 and $88 in an unused line fee, respectively. In the comparable periods of 2014, the Company incurred no interest expense and $32 and $103 in unused line fees, respectively. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. As of September 30, 2015, the Company was in compliance with all covenants contained in the Credit Facility. Any obligations under the Credit Facility, as well as certain banking services and hedging obligations, are secured by substantially all of the assets of the Company and certain subsidiaries.

At September 30, 2015, the Company had $10 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over the remaining term of the Credit Facility.

4.	CAPITAL STOCK

Common Stock

The Company issued 280 and 25 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2015 and 2014, respectively, and received proceeds of $2,762 and $248, respectively. During the nine months ended September 30, 2015 and 2014, employees surrendered to the Company 137 and 75 shares of common stock, respectively, valued at $2,548 and $1,185, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the nine months ended September 30, 2015 and 2014, the Company issued 22 and 29 shares of common stock, respectively, as compensation to board members and consultants. Costs recognized for these stock grants issued were $509 and $485 for the nine months ended September 30, 2015 and 2014, respectively. During each of the three and nine months ended September 30, 2015 and 2014, the Company paid a dividend of $0.175 per share to all stockholders of record.

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

5.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	892	$9.97
Granted	133	18.98
Exercised	(280)	9.87
Forfeited/expired	(19)	11.04
Outstanding, September 30, 2015	726	$11.63	4.87	$10,843
Exercisable, September 30, 2015	137	$9.69	4.25	$2,347
Expected to vest at September 30, 2015	712	$11.61	4.87	$10,643

The Company recorded compensation expense of $159 and $492 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, for stock option awards. During the three and nine months ended September 30, 2014, the Company recorded compensation expense of $118 and $311, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2015 was $2,665 and $4,677, respectively, and $0 and $140, respectively, for the comparable periods of 2014.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	422	$13.56
Granted	87	19.66
Vested	(174)	11.26
Forfeited	(47)	13.18
Nonvested, September 30, 2015	288	$16.87	$7,617

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	366	$9.81
Granted	71	17.56
Vested	(237)	8.64
Forfeited	(1)	17.56
Nonvested, September 30, 2015	199	$13.93	$5,287

The Company recorded compensation expense of $1,050 and $3,254 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, and $1,415 and $3,647, respectively, for the comparable periods of 2014 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2015, 275 shares of restricted stock and 195 restricted stock units were expected to vest.

As of September 30, 2015, there was $5,441 of total unrecognized compensation expense related to unvested share-based compensation arrangements, including market-based units, which is expected to be recognized over a weighted-average period of 1.1 years. The total unrecognized compensation expense will be fully charged to expense through the third quarter of 2018.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 33.4% and 34.0% in the three and nine months ended September 30, 2015, respectively, as compared to 30.0% and 32.6% in the comparable periods of 2014. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2014, the Company had net operating loss carryforwards of $29,474 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2015. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of September 30, 2015 and December 31, 2014 was $345 and $332, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $224 and $216 as of September 30, 2015 and December 31, 2014, respectively.

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

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For both the nine months ended September 30, 2015 and September 30, 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

We believe these new program and product innovations are resonating well with our customers. Additionally, we had an effective acquisition marketing campaign with increased pricing and reduced promotional incentives which drove increases in customer activations, average selling price, length of stay and gross margins for the nine months ended September 30, 2015 as compared to the comparable period of 2014. We have continued to attract more customers to our brand at our targeted marketing efficiency through the use of expanded media channels. Revenue for the nine months ended September 30, 2015 increased 15% from the comparable period of 2014 to $372.4 million. The revenue growth was primarily attributable to increases in on-program revenue, new customers and reactivation revenue from the direct channel. Retail and QVC revenue also increased for the nine months ended September 30, 2015 as compared to the comparable period of 2014. Reactivation revenue increased due to higher volumes building off of recent increases in customer counts and marketing efforts to past customers. Retail revenue growth was primarily from expanded product offerings and product placement.

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

During the nine months ended September 30, 2015, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the nine months ended September 30, 2015 and 2014, the direct channel represented 91% of our revenue. Revenue through the direct channel was $96.4 million and $338.5 million in the three and nine months ended September 30, 2015 compared to $83.4 million and $296.1 million in the same period of 2014. Revenue is primarily generated through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2015 was primarily attributable to an increase in on-program revenue, new customers and reactivation revenue. Additionally, we had a higher average selling price in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
REVENUE	$104,877	$90,570	$14,307	16%

COSTS AND EXPENSES:
Cost of revenue	51,749	44,043	7,706	17%
Marketing	25,566	22,388	3,178	14%
General and administrative	14,228	14,769	(541)	(4)%
Depreciation and amortization	2,304	2,076	228	11%
Total costs and expenses	93,847	83,276	10,571	13%
Operating income	11,030	7,294	3,736	51%
INTEREST EXPENSE, net	61	41	20	49%
Income before income tax expense	10,969	7,253	3,716	51%
INCOME TAX EXPENSE	3,660	2,177	1,483	68%
Net income	$7,309	$5,076	$2,233	44%

% of revenue
Gross margin	50.7%	51.4%
Marketing	24.4%	24.7%
General and administrative	13.6%	16.3%
Operating income	10.5%	8.1%

Revenue.  Revenue increased to $104.9 million in the third quarter of 2015 from $90.6 million for the third quarter of 2014. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers, retail revenue and reactivation revenue partially offset by a decrease in QVC revenue. Additionally, we had a higher average selling price in the third quarter of 2015 as compared to the same period of 2014. In the third quarter of 2015, the direct channel accounted for 92% of revenue compared to 6% for retail and 2% for QVC. In the third quarter of 2014, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $51.7 million in the third quarter of 2015 from $44.0 million in the third quarter of 2014. Gross margin as a percent of revenue decreased to 50.7% in the third quarter of 2015 from 51.4% for the third quarter of 2014. The decrease in gross margin is primarily attributable to higher product and freight costs and a higher mix of lower margin products.

Marketing expense increased to $25.6 million in the third quarter of 2015 from $22.4 million in the third quarter of 2014. Marketing expense as a percent of revenue decreased to 24.4% in the third quarter of 2015 from 24.7% for the third quarter of 2014. Substantially all marketing spending promoted the direct business. The increase in marketing expense was attributable to increased spending for advertising media ($2.9 million) primarily for short form television media and Internet advertising. In total, media spending was $21.2 million in the third quarter of 2015 and $18.3 million in the third quarter of 2014.

General and administrative expense decreased to $14.2 million in the third quarter of 2015 compared to $14.8 million in the third quarter of 2014. General and administrative expense as a percent of revenue decreased to 13.6% in the third quarter of 2015 from 16.3% for the third quarter of 2014. The decrease in spending was primarily attributable to lower compensation and benefits

($777,000) and lower non-cash expense for share-based payment arrangements ($328,000). These decreases were partially offset by increased spending for program and product innovation ($679,000).

Depreciation and amortization expense increased to $2.3 million in the third quarter of 2015 compared to $2.1 million in the third quarter of 2014 due to increased capital expenditures for our website and digital tools.

Interest Expense, net.  Interest expense, net was $61,000 in the third quarter of 2015 compared to $41,000 in the comparable period of 2014.

Income Tax Expense.  In the third quarter of 2015, we recorded income tax expense of $3.7 million, which reflects an effective income tax rate of 33.4%. In the third quarter of 2014, we recorded income tax expense of $2.2 million, which reflects an effective income tax rate of 30.0%. In the third quarter of 2014, we recorded a discrete income tax benefit for a tax depreciation adjustment.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
REVENUE	$372,363	$323,850	$48,513	15%

COSTS AND EXPENSES:
Cost of revenue	180,188	160,605	19,583	12%
Marketing	103,880	90,122	13,758	15%
General and administrative	47,536	46,455	1,081	2%
Depreciation and amortization	6,761	5,747	1,014	18%
Total costs and expenses	338,365	302,929	35,436	12%
Operating income	33,998	20,921	13,077	63%
INTEREST EXPENSE, net	140	133	7	5%
Income before income tax expense	33,858	20,788	13,070	63%
INCOME TAX EXPENSE	11,521	6,785	4,736	70%
Net income	$22,337	$14,003	$8,334	60%

% of revenue
Gross margin	51.6%	50.4%
Marketing	27.9%	27.8%
General and administrative	12.8%	14.3%
Operating income	9.1%	6.5%

Revenue.  Revenue increased to $372.4 million in the nine months ended September 30, 2015 from $323.9 million in the comparable period of 2014. The increase in revenue is primarily attributable to an increase in on-program revenue, new customers, reactivation revenue and retail revenue. Additionally, we had a higher average selling price in the nine months ended September 30, 2015 as compared to the same period of 2014. In both the nine months ended September 30, 2015 and 2014, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $180.2 million in the nine months ended September 30, 2015 from $160.6 million in the comparable period of 2014. Gross margin as a percent of revenue increased to 51.6% in the nine months ended September 30, 2015 from 50.4% for the comparable period of 2014. The increase in gross margin was primarily attributable to selling price increases and the discontinuation of the promotional offer of a free week of food and was partially offset by increased product costs, freight costs and a higher mix of lower margin products.

Marketing expense increased to $103.9 million in the nine months ended September 30, 2015 from $90.1 million in the comparable period of 2014. Marketing expense as a percent of revenue increased to 27.9% in the nine months ended September 30, 2015 from 27.8% for the comparable period of 2014. Substantially all marketing spending promoted the direct business. The increase in marketing expense was primarily attributable to increased spending for advertising media ($12.2 million) primarily for short form television media and Internet advertising, marketing consulting ($875,000), public relations ($472,000) and marketing compensation and benefits ($382,000). These increases were partially offset by a decrease in television production ($356,000). In total, media spending was $90.1 million in the nine months ended September 30, 2015 and $77.9 million in the comparable period of 2014.

General and administrative expense increased to $47.5 million in the nine months ended September 30, 2015 from $46.5 million in the comparable period of 2014. General and administrative expense as a percent of revenue decreased to 12.8% in the nine months ended September 30, 2015 from 14.3% in the comparable period of 2014. The increase in spending was due to spending for program and product innovation ($1.6 million) partially offset by decreased professional, outside and computer services expenses ($229,000) and lower non-cash expense for share-based payment arrangements ($237,000).

Depreciation and amortization expense increased to $6.8 million in the nine months ended September 30, 2015 compared to $5.7 million in the nine months ended September 30, 2014 due to increased capital expenditures for our website and digital tools.

Interest Expense, net.  Interest expense, net was $140,000 in the nine months ended September 30, 2015 compared to $133,000 in the comparable period of 2014.

Income Tax Expense.  In the nine months ended September 30, 2015, we recorded income tax expense of $11.5 million, which reflects an estimated annual effective income tax rate of 34.0%. In the comparable period of 2014, we recorded income tax expense of $6.8 million, which reflects an estimated annual effective income tax rate of 32.6%. In the third quarter of 2014, we recorded a discrete income tax benefit for a tax depreciation adjustment.

Contractual Obligations and Commercial Commitments

As of September 30, 2015, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2015, we had working capital of $39.3 million as compared to $24.8 million at December 31, 2014. Cash and cash equivalents at September 30, 2015 were $28.0 million, an increase of $15.4 million from the balance of $12.6 million at December 31, 2014. In addition, we had $19.2 million invested in short term investments at September 30, 2015, as compared to $16.6 million at December 31, 2014, an increase of $2.6 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 8, 2012, we entered into a $40.0 million secured revolving credit facility, as amended, with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum consolidated liquidity ratio, and includes limitations on, among other things, capital expenditures, additional indebtedness, acquisitions and restrictions on paying dividends in certain circumstances. The credit facility can be drawn upon through November 8, 2015, at which time all amounts must be repaid. As of September 30, 2015, no amounts were outstanding under the credit facility. We are currently in negotiations to enter into a new credit facility and expect it to be in place upon the expiration of the existing credit facility.

In the nine months ended September 30, 2015, we generated cash flows of $36.6 million from operating activities, an increase of $3.4 million from the same period of 2014. The increase in cash flows from operations was primarily attributable to an increase in net income partially offset by net changes in operating assets and liabilities.

In the nine months ended September 30, 2015, net cash used in investing activities was $8.8 million, an increase of $3.5 million from the same period of 2014. The increase was primarily due to an increased level of purchases of short term investments and capital additions.

In the nine months ended September 30, 2015, net cash used in financing activities was $12.3 million primarily for the payment of dividends partially offset by increased proceeds from the exercise of stock options.

Subsequent to September 30, 2015, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 19, 2015 to stockholders of record as of November 9, 2015. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2015 of $28.0 million were maintained in bank and money market funds. Additionally, we invested $19.2 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. As such, a change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended September 30, 2015, provided however that 6,752 shares of common stock, at an average purchase price of $26.20, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 2, 2015
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	November 2, 2015
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