Form 10-Q
period 2016-03-31
NUTRI SYSTEM INC /DE/
filed 2016-05-05
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2016:

Common Stock, $.001 par value	29,379,729 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,548	$6,191
Short term investments	11,556	9,317
Receivables	23,037	18,385
Inventories	28,046	30,530
Prepaid income taxes	1,200	1,149
Deferred income taxes	1,231	1,192
Other current assets	9,773	10,118
Total current assets	89,391	76,882
FIXED ASSETS, net	31,491	30,849
INTANGIBLE ASSETS, net	14,834	15,084
DEFERRED INCOME TAXES	5,631	6,107
OTHER ASSETS	960	971
Total assets	$142,307	$129,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,270	$38,381
Accrued payroll and related benefits	4,248	7,556
Deferred revenue	10,770	5,618
Other accrued expenses and current liabilities	7,979	6,126
Total current liabilities	73,267	57,681
NON-CURRENT LIABILITIES	1,945	2,284
Total liabilities	75,212	59,965
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 29,892 at March 31, 2016 and 29,621 at December 31, 2015)	30	29
Additional paid-in capital	43,598	41,392
Treasury stock, at cost, 510 shares at March 31, 2016 and 389 shares at December 31, 2015	(8,127)	(5,672)
Retained earnings	31,563	34,191
Accumulated other comprehensive income (loss)	31	(12)
Total stockholders’ equity	67,095	69,928
Total liabilities and stockholders’ equity	$142,307	$129,893

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUE	$162,110	$137,225

COSTS AND EXPENSES:
Cost of revenue	78,558	65,869
Marketing	59,354	47,663
General and administrative	17,562	16,945
Depreciation and amortization	2,850	2,224
Total costs and expenses	158,324	132,701
Operating income	3,786	4,524
INTEREST EXPENSE, net	13	49
Income before income tax expense	3,773	4,475
INCOME TAX EXPENSE	1,221	1,532
Net income	$2,552	$2,943
BASIC INCOME PER COMMON SHARE	$0.09	$0.10
DILUTED INCOME PER COMMON SHARE	$0.09	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,027	28,392
Diluted	29,371	28,933
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,552	$2,943
OTHER COMPREHENSIVE INCOME:
Short term investments:
Unrealized gain on short term investments, net of income tax expense of $23 and $12, respectively	43	22
Comprehensive income	$2,595	$2,965

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2016	29,621	$29	$41,392	$(5,672)	$34,191	$(12)	$69,928
Net income	0	0	0	0	2,552	0	2,552
Share-based compensation expense	271	1	1,346	0	0	0	1,347
Equity compensation awards, net	0	0	860	0	0	0	860
Cash dividends	0	0	0	0	(5,180)	0	(5,180)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,455)	0	0	(2,455)
Other comprehensive income, net of tax	0	0	0	0	0	43	43
BALANCE, March 31, 2016	29,892	$30	$43,598	$(8,127)	$31,563	$31	$67,095

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552	$2,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,850	2,224
Loss on disposal of fixed assets	96	14
Share–based compensation expense	1,347	1,208
Deferred income tax expense	431	405
Other non-cash charges	(2)	2
Changes in operating assets and liabilities:
Receivables	(4,652)	(10,557)
Inventories	2,484	2,689
Other assets	356	1,300
Accounts payable	11,308	15,101
Accrued payroll and related benefits	(3,308)	(1,818)
Deferred revenue	5,152	3,822
Income taxes	(70)	(1,888)
Other accrued expenses and liabilities	1,475	470
Net cash provided by operating activities	20,019	15,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(4,385)	(1,752)
Proceeds from sales of short term investments	2,214	6,716
Capital additions	(2,718)	(2,731)
Net cash (used in) provided by investing activities	(4,889)	2,233
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	0	268
Employee tax withholdings related to the vesting of equity awards	(2,455)	(2,162)
Excess tax benefits from share-based compensation	862	1,114
Payment of dividends	(5,180)	(5,107)
Net cash used in financing activities	(6,773)	(5,887)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,357	12,261
CASH AND CASH EQUIVALENTS, beginning of period	6,191	12,620
CASH AND CASH EQUIVALENTS, end of period	$14,548	$24,881

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2016 and December 31, 2015, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At March 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$14,296	$0	$0	$14,296
Money market funds	252	0	0	252
Government and agency securities	9,472	41	(2)	9,511
Corporate debt securities	2,036	12	(3)	2,045
	$26,056	$53	$(5)	$26,104

At December 31, 2015, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$5,890	$0	$0	$5,890
Money market funds	301	0	0	301
Government and agency securities	6,233	14	(30)	6,217
Corporate debt securities	3,102	10	(12)	3,100
	$15,526	$24	$(42)	$15,508

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $15,645 and $15,022 at March 31, 2016 and December 31, 2015, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped foods. When a customer orders the frozen program, two separate shipments are delivered. One contains Nutrisystem’s standard shelf-stable food and the other contains the frozen foods. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2016 and 2015 was $5,175 and $3,979, respectively. The reserve for estimated returns incurred but not received and processed was $1,556 and $870 at March 31, 2016 and December 31, 2015, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $828 and $716 for the three months ended March 31, 2016 and 2015, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 13% and 10%, respectively, of inventory purchases for the three months ended March 31, 2016 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the three months ended March 31, 2015, these suppliers supplied approximately 18% and 19%, respectively, of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider. Additionally, more than 98% of its direct to consumer orders are shipped by one third-party provider and more than 98% of its orders for the retail programs are shipped by another third-party provider.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2016 and December 31, 2015.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$252	$252
Government and agency securities	9,511	9,511
Corporate debt securities	2,045	2,045
Total assets	$11,808	$11,808

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$301	$301
Government and agency securities	6,217	6,217
Corporate debt securities	3,100	3,100
Total assets	$9,618	$9,618

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

	Three Months Ended March 31,
	2016	2015
Net income	$2,552	$2,943
Net income allocated to unvested restricted stock	(30)	(45)
Net income allocated to common shares	$2,522	$2,898
Weighted average shares outstanding:
Basic	29,027	28,392
Effect of dilutive securities	344	541
Diluted	29,371	28,933

Basic income per common share	$0.09	$0.10
Diluted income per common share	$0.09	$0.10

In the three months ended March 31, 2016 and 2015, common stock equivalents representing 555 and 314 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements have not yet been met.

Cash Flow Information

The Company made no payments for income taxes in the three months ended March 31, 2016 and $1,902 in the three months ended March 31, 2015. Interest payments in the three months ended March 31, 2016 and 2015 were $42 and $71, respectively. For the three months ended March 31, 2016 and 2015, the Company had non-cash capital additions of $1,290 and $140, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard was effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this new accounting pronouncement did not impact the consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. If the Company had adopted this new accounting standard at March 31, 2016, it would have resulted in a reclassification of $1,231 from current deferred income taxes to noncurrent deferred tax assets.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for the share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results could differ from these estimates.

3.	INTANGIBLE ASSETS

On December 17, 2015, the Company acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. The following table summarizes the Company’s identifiable intangible assets:

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(250)	$14,750	$15,000	$0	$15,000

Amortization expense for intangible assets was $250 for the three months ended March 31, 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2016	$750
2017	1,000
2018	1,000
2019	1,000
2020	1,000

Additionally, the Company had $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2016 or December 31, 2015.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is 0.25% of the total available credit. During the three months ended March 31, 2016 and 2015, the Company incurred no interest expense and $32 and $37, respectively, in an unused line fee under the Credit Facility. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, if there are outstanding borrowings and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of March 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2016, the Company had $22 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

No stock options were exercised in the three months ended March 31, 2016. The Company issued 22 shares of common stock upon the exercise of stock options in the three months ended March 31, 2015 and received proceeds of $268. During the three months ended March 31, 2016 and 2015, employees surrendered to the Company 121 and 120 shares of common stock, respectively, valued at $2,455 and $2,162, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. During both the three months ended March 31, 2016 and 2015, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to March 31, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 23, 2016 to stockholders of record as of May 13, 2016.

On May 3, 2016, the Company announced that its Board of Directors has authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	726	$12.60
Granted	140	20.94
Forfeited/expired	(2)	20.94
Outstanding, March 31, 2016	864	$13.93	5.01	$6,051
Exercisable, March 31, 2016	307	$10.98	4.34	$3,040
Expected to vest at March 31, 2016	851	$13.91	5.00	$5,974

The Company recorded compensation expense of $289 and $170 in the accompanying consolidated statements of operations during the three months ended March 31, 2016 and 2015, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 was $147. No stock options were exercised during the three months ended March 31, 2016.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	276	$17.05
Granted	83	20.94
Vested	(109)	12.82
Forfeited	(2)	25.21
Nonvested, March 31, 2016	248	$20.15	$5,157

Additionally, the Company grants performance-based restricted stock units. The performance-based units have performance conditions and service-based vesting conditions. Each vesting tranche is treated as an individual award and the compensation expense is recognized on a straight-line basis over the requisite service period for each tranche. The requisite service period is a combination of the performance period and the subsequent vesting period based on continued service. The level of achievement of such goals may cause the actual amount of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense ratably over the vesting period for performance-based restricted stock units when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	313	$14.92
Granted	92	20.52
Vested	(190)	12.54
Forfeited	(2)	20.52
Nonvested, March 31, 2016	213	$19.43	$4,435

The Company recorded compensation expense of $1,058 and $1,038 in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2016, the Company expects 237 shares of restricted stock and 208 restricted stock units to vest.

As of March 31, 2016, there was $8,793 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years. The total unrecognized compensation expense will be fully charged to expense through the fourth quarter of 2018.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Contractual Commitments

The Company has entered into agreements with various food suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. The Company anticipates it will meet all annual purchase obligations in 2016.

8.	INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to income before income taxes of 32.4% and 34.2% in the three months ended March 31, 2016 and 2015, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2015, the Company had net operating loss carryforwards of approximately $28,696 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2016. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of March 31, 2016 and December 31, 2015 was $278 and $272, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $181 and $177 as of March 31, 2016 and December 31, 2015, respectively.

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

Our 2015 Annual Report listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of the 2015 Annual Report in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Revenue consists primarily of food sales. For the three months ended March 31, 2016, the direct channel accounted for 91% of revenue compared to 5% for retail and 4% for QVC. For the three months ended March 31, 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

On December 17, 2015, we acquired the SBD brand for a cash payment of $15.0 million. We are developing South Beach Diet meal programs, products and services as a distinct brand with the intent to launch in both the direct-to-consumer and retail channels in 2017. The acquisition will provide consumers with additional quality choices and enable us to capture an even more significant share of the commercial weight loss market as we further leverage our expertise in product development, marketing, ecommerce, supply chain logistics and retail.

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an effective and expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We had an effective acquisition marketing campaign with increased pricing which drove increases in customer activations and average selling price in the first quarter of 2016 as compared to the first quarter of 2015. We also introduced several add-on products, including shakes and additional flexible options which helped increase demand. Revenue for the first quarter of 2016 increased 18% from the first quarter of 2015 to $162.1 million. Our revenue growth was attributable primarily to the direct channel due to increases in new customers, the reactivation of former customers and increased sales of our premium product. QVC revenue also increased in the first quarter of 2016 as compared to the first quarter of 2015. Reactivation revenue increased due to higher volumes building off of recent increases in customer counts and marketing efforts to former customers. Retail revenue declined in the first quarter of 2016 as compared to the first quarter of 2015 due to a shift in product placement early in the quarter that resulted in lower same store velocity.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our 2015 Annual Report.

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

During the three months ended March 31, 2016, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the three months ended March 31, 2016 and 2015, the direct channel represented 91% of our revenue. Revenue through the direct channel was $147.8 million in the three months ended March 31, 2016 compared to $124.3 million in the same period of 2015. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2016 was primarily attributable to an increase in new customers, reactivation revenue and increased sales of our premium product. Additionally, we had a higher average selling price in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$162,110	$137,225	$24,885	18%

COSTS AND EXPENSES:
Cost of revenue	78,558	65,869	12,689	19%
Marketing	59,354	47,663	11,691	25%
General and administrative	17,562	16,945	617	4%
Depreciation and amortization	2,850	2,224	626	28%
Total costs and expenses	158,324	132,701	25,623	19%
Operating income	3,786	4,524	(738)	(16)%
INTEREST EXPENSE, net	13	49	(36)	(73)%
Income before income tax expense	3,773	4,475	(702)	(16)%
INCOME TAX EXPENSE	1,221	1,532	(311)	(20)%
Net income	$2,552	$2,943	$(391)	(13)%

% of revenue
Gross margin	51.5%	52.0%
Marketing	36.6%	34.7%
General and administrative	10.8%	12.3%
Operating income	2.3%	3.3%

Revenue.  Revenue increased to $162.1 million in the first quarter of 2016 from $137.2 million for the first quarter of 2015. The increase in revenue is primarily attributable to an increase in new customers, reactivation revenue and increased sales of our premium product. Additionally, we had a higher average selling price in the first quarter of 2016 as compared to the same period of 2015 and QVC revenue increased. Retail revenue decreased due to a product placement shift early in the quarter that resulted in lower same store velocity. In the first quarter of 2016, the direct channel accounted for 91% of revenue compared to 5% for retail and 4% for QVC. In the first quarter of 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $78.6 million in the first quarter of 2016 from $65.9 million in the first quarter of 2015. Gross margin as a percent of revenue decreased to 51.5% in the first quarter of 2016 from 52.0% for the first quarter of 2015. The decrease in gross margin was attributable primarily to higher promotional costs from retail and increased packaging and freight costs due to the increased sales of the frozen products partially offset by selling price increases.

Marketing expense increased to $59.4 million in the first quarter of 2016 from $47.7 million in the first quarter of 2015. Marketing expense as a percent of revenue increased to 36.6% in the first quarter of 2016 from 34.7% for the first quarter of 2015. Substantially all marketing spending promoted the direct business as well as recent investment initiatives. The increase in marketing expense was primarily attributable to increased spending for advertising media ($10.4 million), higher television production ($879,000) and other advertising costs ($321,000). In total, media spending was $53.2 million in the first quarter of 2016 and $42.8 million in the first quarter of 2015.

General and administrative expense increased to $17.6 million in the first quarter of 2016 compared to $16.9 million in the first quarter of 2015. General and administrative expense as a percent of revenue decreased to 10.8% in the first quarter of 2016 from 12.3% for the first quarter of 2015. The increase in spending was primarily attributable to higher computer services ($890,000) and higher non-cash expense for share-based payment arrangements ($165,000). These increases were partially offset by a decrease in compensation, benefits and commissions ($355,000).

Depreciation and amortization expense increased to $2.9 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015 due to increased capital expenditures for our website, digital tools and our new warehouse. Additionally, we incurred amortization expense associated with acquisition of the SBD brand in December 2015.

Interest Expense, Net. Interest expense, net was $13,000 in the first quarter of 2016 compared to $49,000 in the first quarter of 2015 due to a lower amount of capitalized debt issuance costs associated with our credit facility that are being amortized and a decrease in the unused line fee.

Income Tax Expense. In the first quarter of 2016, we recorded income tax expense of $1.2 million, which reflects an effective income tax rate of 32.4%. In the first quarter of 2015, we recorded an income tax expense of $1.5 million, which reflects an effective income tax rate of 34.2%. The decrease in the effective income tax rate was due to increased food donations.

Contractual Obligations and Commercial Commitments

As of March 31, 2016, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2016, we had working capital of $16.1 million as compared to $19.2 million at December 31, 2015. Cash and cash equivalents at March 31, 2016 were $14.5 million, an increase of $8.3 million from the balance of $6.2 million at December 31, 2015. In addition, we had $11.6 million invested in short term investments at March 31, 2016, as compared to $9.3 million at December 31, 2015, an increase of $2.3 million. We paid $15.0 million in December 2015 to acquire the South Beach Diet brand. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, if there are outstanding borrowings, and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2016 or December 31, 2015.

In the three months ended March 31, 2016, we generated cash flows of $20.0 million from operating activities, an increase of $4.1 million from the same period of 2015. The increase in cash flows from operations was primarily attributable to net changes in operating assets and liabilities, including changes in receivables due to timing of promotional activities.

In the three months ended March 31, 2016, net cash used in investing activities was $4.9 million, a decrease of $7.1 million from the same period of 2015. The decrease was primarily due to the net increase in short term investments.

In the three months ended March 31, 2016, net cash used in financing activities was $6.8 million primarily for the payment of dividends.

Subsequent to March 31, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 23, 2016 to stockholders of record as of May 13, 2016. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2016 of $14.5 million were maintained in bank and money market funds. Additionally, we invested $11.6 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2015 Annual Report under the heading “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2016, provided however that 120,753 shares of common stock, at an average purchase price of $20.34, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.3	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 7, 2016.

10.1	Compensation Policy for Non-employee Directors, Effective January 1, 2016.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 5, 2016
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	May 5, 2016
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

10.1	Compensation Policy for Non-employee Directors, Effective January 1, 2016.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document