Form 10-Q
period 2016-06-30
NUTRI SYSTEM INC /DE/
filed 2016-08-03
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 28, 2016:

Common Stock, $.001 par value	29,530,417 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,687	$6,191
Short term investments	17,274	9,317
Receivables	15,557	18,385
Inventories	22,156	30,530
Prepaid income taxes	0	1,149
Deferred income taxes	1,310	1,192
Other current assets	7,083	10,118
Total current assets	84,067	76,882
FIXED ASSETS, net	32,751	30,849
INTANGIBLE ASSETS, net	14,584	15,084
DEFERRED INCOME TAXES	5,809	6,107
OTHER ASSETS	945	971
Total assets	$138,156	$129,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,846	$38,381
Accrued payroll and related benefits	5,290	7,556
Income taxes payable	4,450	0
Deferred revenue	8,269	5,618
Other accrued expenses and current liabilities	7,549	6,126
Total current liabilities	54,404	57,681
NON-CURRENT LIABILITIES	1,910	2,284
Total liabilities	56,314	59,965
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,014 at June 30, 2016 and 29,621 at December 31, 2015)	30	29
Additional paid-in capital	47,553	41,392
Treasury stock, at cost, 517 shares at June 30, 2016 and 389 shares at December 31, 2015	(8,302)	(5,672)
Retained earnings	42,486	34,191
Accumulated other comprehensive income (loss)	75	(12)
Total stockholders’ equity	81,842	69,928
Total liabilities and stockholders’ equity	$138,156	$129,893

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$149,823	$130,261	$311,933	$267,486

COSTS AND EXPENSES:
Cost of revenue	69,142	62,570	147,700	128,439
Marketing	35,588	30,651	94,942	78,314
General and administrative	17,475	16,363	35,037	33,308
Depreciation and amortization	2,978	2,233	5,828	4,457
Total costs and expenses	125,183	111,817	283,507	244,518
Operating income	24,640	18,444	28,426	22,968
INTEREST EXPENSE, net	21	30	34	79
Income before income tax expense	24,619	18,414	28,392	22,889
INCOME TAX EXPENSE	8,501	6,329	9,722	7,861
Net income	$16,118	$12,085	$18,670	$15,028
BASIC INCOME PER COMMON SHARE	$0.55	$0.42	$0.64	$0.52
DILUTED INCOME PER COMMON SHARE	$0.54	$0.41	$0.63	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,188	28,627	29,105	28,510
Diluted	29,461	29,072	29,414	29,003
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,118	$12,085	$18,670	$15,028
OTHER COMPREHENSIVE INCOME (LOSS):
Short term investments:
Unrealized gain (loss) net of income tax expense (benefit) of $25, ($7), $48 and $5, respectively	44	(13)	87	9
Comprehensive income	$16,162	$12,072	$18,757	$15,037

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2016	29,621	$29	$41,392	$(5,672)	$34,191	$(12)	$69,928
Net income	0	0	0	0	18,670	0	18,670
Share-based compensation expense	296	1	3,665	0	0	0	3,666
Exercise of stock options	97	0	1,102	0	0	0	1,102
Equity compensation awards, net	0	0	1,394	0	0	0	1,394
Cash dividends	0	0	0	0	(10,375)	0	(10,375)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,630)	0	0	(2,630)
Other comprehensive income, net of tax	0	0	0	0	0	87	87
BALANCE, June 30, 2016	30,014	$30	$47,553	$(8,302)	$42,486	$75	$81,842

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,670	$15,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,828	4,457
Loss on disposal of fixed assets	104	14
Share–based compensation expense	3,666	3,046
Deferred income tax expense	171	34
Other charges	1	3
Changes in operating assets and liabilities:
Receivables	2,828	(1,841)
Inventories	8,374	5,072
Other assets	3,061	830
Accounts payable	(10,029)	(1,091)
Accrued payroll and related benefits	(2,266)	(1,122)
Deferred revenue	2,651	2,820
Income taxes	5,558	2,443
Other accrued expenses and liabilities	778	(943)
Net cash provided by operating activities	39,395	28,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(10,998)	(2,303)
Proceeds from sales of short term investments	3,175	7,251
Capital additions	(6,569)	(4,086)
Net cash (used in) provided by investing activities	(14,392)	862
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,102	1,390
Employee tax withholdings related to the vesting of equity awards	(2,630)	(2,371)
Excess tax benefits from share-based compensation	1,396	1,852
Payment of dividends	(10,375)	(10,208)
Net cash used in financing activities	(10,507)	(9,337)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,496	20,275
CASH AND CASH EQUIVALENTS, beginning of period	6,191	12,620
CASH AND CASH EQUIVALENTS, end of period	$20,687	$32,895

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits and single items available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2016 and December 31, 2015, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At June 30, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$20,426	$0	$0	$20,426
Money market funds	261	0	0	261
Government and agency securities	14,094	94	(1)	14,187
Corporate debt securities	3,063	25	(1)	3,087
	$37,844	$119	$(2)	$37,961

At December 31, 2015, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$5,890	$0	$0	$5,890
Money market funds	301	0	0	301
Government and agency securities	6,233	14	(30)	6,217
Corporate debt securities	3,102	10	(12)	3,100
	$15,526	$24	$(42)	$15,508

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $17,034 and $15,022 at June 30, 2016 and December 31, 2015, respectively.

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

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped foods. When a customer orders the frozen program, two separate shipments are delivered. One contains Nutrisystem’s shelf-stable food and the other contains the frozen food. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened shelf-stable products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2016 was $4,486 and $9,661, respectively, and $3,890 and $7,869 for the three and six months ended June 30, 2015, respectively. The reserve for estimated returns incurred but not received and processed was $1,682 and $870 at June 30, 2016 and December 31, 2015, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $775 and $1,603 for the three and six months ended June 30, 2016, respectively, and $758 and $1,474 for the three and six months ended June 30, 2015, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 12%, 11% and 10%, respectively, of inventory purchases for the six months ended June 30, 2016 were from three suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the six months ended June 30, 2015, these suppliers supplied approximately 18%, 18% and 5%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2016 and December 31, 2015.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$261	$261
Government and agency securities	14,187	14,187
Corporate debt securities	3,087	3,087
Total assets	$17,535	$17,535

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$301	$301
Government and agency securities	6,217	6,217
Corporate debt securities	3,100	3,100
Total assets	$9,618	$9,618

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,118	$12,085	$18,670	$15,028
Net income allocated to unvested restricted stock	(125)	(138)	(173)	(202)
Net income allocated to common shares	$15,993	$11,947	$18,497	$14,826
Weighted average shares outstanding:
Basic	29,188	28,627	29,105	28,510
Effect of dilutive securities	273	445	309	493
Diluted	29,461	29,072	29,414	29,003

Basic income per common share	$0.55	$0.42	$0.64	$0.52
Diluted income per common share	$0.54	$0.41	$0.63	$0.51

In the three and six months ended June 30, 2016, common stock equivalents representing 415 and 485 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements have not yet been met. In the three and six months ended June 30, 2015, common stock equivalents representing 308 and 311 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements have not been met.

Cash Flow Information

The Company made payments for income taxes of $2,597 and $3,532 in the six months ended June 30, 2016 and 2015, respectively. Interest payments in the six months ended June 30, 2016 and 2015 were $88 and $97, respectively. For the six months ended June 30, 2016 and 2015, the Company had non-cash capital additions of $1,435 and $530, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard was effective for annual periods beginning after

December 15, 2015, and interim periods within those annual periods. The adoption of this new accounting standard did not have a material impact the consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this new accounting standard is not expected to have a material impact on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. If the Company had adopted this new accounting standard at June 30, 2016, it would have resulted in a reclassification of $1,310 from current deferred income taxes to noncurrent deferred income taxes.

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

On December 17, 2015, the Company acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. The following table summarizes the Company’s identifiable intangible assets:

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(500)	$14,500	$15,000	$0	$15,000

Amortization expense for intangible assets was $500 for the six months ended June 30, 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2016	$500
2017	1,000
2018	1,000
2019	1,000
2020	1,000

Additionally, the Company had $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2016 or December 31, 2015.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is 0.25% of the total available credit. During both the three and six months ended June 30, 2016, the Company incurred no interest expense and $31 and $63, respectively in an unused line fee under the Credit Facility. In the comparable periods of 2015, the Company incurred no interest expense and $26 and $63 in unused line fees, respectively.  Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio, if there are outstanding borrowings, and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of June 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2016, the Company had $20 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

The Company issued 97 and 145 shares of common stock upon the exercise of stock options in the six months ended June 30, 2016 and 2015, respectively, and received proceeds of $1,102 and $1,390, respectively. During the six months ended June 30, 2016 and 2015, employees surrendered to the Company 128 and 130 shares of common stock, respectively, valued at $2,630 and $2,371, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the six months ended June 30, 2016 and 2015, the Company issued 27 and 22 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $700 and $509 for the six months ended June 30, 2016 and 2015, respectively. During each of the three and six months ended June 30, 2016 and 2015, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to June 30, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 18, 2016 to stockholders of record as of August 8, 2016.

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the six months ended June 30, 2016.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	726	$12.60
Granted	140	20.94
Exercised	(97)	11.38
Forfeited/expired	(3)	20.94
Outstanding, June 30, 2016	766	$14.24	4.83	$8,515
Exercisable, June 30, 2016	234	$10.55	4.03	$3,470
Expected to vest at June 30, 2016	754	$14.22	4.83	$8,400

The Company recorded compensation expense of $266 and $555 in the accompanying consolidated statements of operations during the three and six months ended June 30, 2016, respectively, for stock option awards. During the three and six months ended June 30, 2015, the Company recorded compensation expense of $163 and $333, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $1,400 and $1,400, respectively, and $1,865 and $2,012, respectively, for the comparable periods of 2015.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	276	$17.05
Granted	83	20.94
Vested	(133)	12.29
Forfeited	(4)	20.11
Nonvested, June 30, 2016	222	$21.31	$5,621

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	313	$14.92
Granted	92	20.52
Vested	(190)	12.54
Forfeited	(2)	20.52
Nonvested, June 30, 2016	213	$19.43	$5,390

The Company recorded compensation expense of $1,353 and $2,411 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016, respectively, and $1,166 and $2,204, respectively for the comparable periods of 2015 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2016, the Company expects 213 shares of restricted stock and 208 restricted stock units to vest.

As of June 30, 2016, there was $8,451 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years. The total unrecognized compensation expense will be fully charged to expense through the fourth quarter of 2018.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 34.5% and 34.2% in the three and six months ended June 30, 2016, respectively, as compared to 34.4% and 34.3% in both the comparable periods of 2015.  The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2015, the Company had net operating loss carryforwards of approximately $28,696 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2016. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of June 30, 2016 and December 31, 2015 was $282 and $272, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $183 and $177 as of June 30, 2016 and December 31, 2015, respectively.

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

Overview

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits and single items available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For both the six months ended June 30, 2016 and 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, total revenue, marketing per new customer, operating margins and reactivation revenue.

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

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We had an effective acquisition marketing campaign with increased pricing which drove increases in customer activations and average selling price in the six months ended June 30, 2016 as compared to the comparable period of 2015. We also introduced several add-on products, including shakes and additional flexible options which helped increase demand. Revenue for the six months ended June 30, 2016 increased 17% from the comparable period of 2015 to $311.9 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium product. Reactivation revenue increased due to higher volumes building off of recent increases in customer counts and a higher reactivation rate. QVC and retail revenue also increased in the six months ended June 30, 2016 as compared to the comparable period of 2015.

On December 17, 2015, we acquired the SBD brand for a cash payment of $15.0 million. We are developing South Beach Diet meal programs, products and services as a distinct brand with the intent to launch in both the direct-to-consumer and retail channels in

2017. The acquisition will provide consumers with additional quality choices and we expect to capture an even more significant share of the commercial weight loss market as we further leverage our expertise in product development, marketing, ecommerce, supply chain logistics and retail.

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

During the six months ended June 30, 2016, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the six months ended June 30, 2016 and 2015, the direct channel represented 91% of our revenue. Revenue through the direct channel was $136.2 million and $284.0 million in the three and six months ended June 30, 2016 compared to $117.8 million and $242.1 million in the same period of 2015. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2016 was primarily attributable to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product. Additionally, we had a higher average selling price in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$149,823	$130,261	$19,562	15%

COSTS AND EXPENSES:
Cost of revenue	69,142	62,570	6,572	11%
Marketing	35,588	30,651	4,937	16%
General and administrative	17,475	16,363	1,112	7%
Depreciation and amortization	2,978	2,233	745	33%
Total costs and expenses	125,183	111,817	13,366	12%
Operating income	24,640	18,444	6,196	34%
INTEREST EXPENSE, net	21	30	(9)	(30)%
Income before income tax expense	24,619	18,414	6,205	34%
INCOME TAX EXPENSE	8,501	6,329	2,172	34%
Net income	$16,118	$12,085	$4,033	33%

% of revenue
Gross margin	53.9%	52.0%
Marketing	23.8%	23.5%
General and administrative	11.7%	12.6%
Operating income	16.4%	14.2%

Revenue.  Revenue increased to $149.8 million in the second quarter of 2016 from $130.3 million for the second quarter of 2015. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product and shakes. Additionally, we had a higher average selling price in the second quarter of 2016 as compared to the same period of 2015 and retail revenue increased due to better product placement and promotional pricing which offset a decrease in QVC revenue. In the second quarter of 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the second quarter of 2015, the direct channel accounted for 90% of revenue compared to 6% for retail and 4% for QVC.

Costs and Expenses.  Cost of revenue increased to $69.1 million in the second quarter of 2016 from $62.6 million in the second quarter of 2015. Gross margin as a percent of revenue increased to 53.9% in the second quarter of 2016 from 52.0% in the second quarter of 2015. The increase in gross margin was attributable primarily to increases in average selling prices and lower food costs partially offset by increased packaging and freight costs due to the increased sales of the frozen products and increased promotional expenses for retail.

Marketing expense increased to $35.6 million in the second quarter of 2016 from $30.7 million in the second quarter of 2015. Marketing expense as a percent of revenue increased to 23.8% in the second quarter of 2016 from 23.5% for the second quarter of 2015. Substantially all marketing spending promoted the direct business as well as recent investment initiatives. The increase in marketing expense was attributable primarily to increased spending for advertising media ($4.5 million), higher television production ($216,000) and increased marketing compensation and benefits ($213,000). In total, media spending was $30.6 million in the second quarter of 2016 and $26.1 million in the second quarter of 2015.

General and administrative expense increased to $17.5 million in the second quarter of 2016 compared to $16.4 million in the second quarter of 2015. General and administrative expense as a percent of revenue decreased to 11.7% in the second quarter of 2016 from 12.6% for the second quarter of 2015. The increase in spending was primarily attributable to higher computer services ($531,000), increased non-cash expense for share-based payment arrangements ($403,000) and higher compensation, benefits and commissions ($378,000).

Depreciation and amortization expense increased to $3.0 million in the second quarter of 2016 compared to $2.2 million in the second quarter of 2015 due to increased capital expenditures for our website, digital tools and new warehouse. Additionally, we incurred $250,000 in amortization expense in the second quarter of 2016 associated with acquisition of the SBD brand in December 2015.

Interest Expense, net. Interest expense, net was $21,000 in the second quarter of 2016 compared to $30,000 in the second quarter of 2015.

Income Tax Expense. In the second quarter of 2016, we recorded income tax expense of $8.5 million, which reflects an effective income tax rate of 34.5%. In the second quarter of 2015, we recorded an income tax expense of $6.3 million, which reflects an effective income tax rate of 34.4%.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$311,933	$267,486	$44,447	17%

COSTS AND EXPENSES:
Cost of revenue	147,700	128,439	19,261	15%
Marketing	94,942	78,314	16,628	21%
General and administrative	35,037	33,308	1,729	5%
Depreciation and amortization	5,828	4,457	1,371	31%
Total costs and expenses	283,507	244,518	38,989	16%
Operating income	28,426	22,968	5,458	24%
INTEREST EXPENSE, net	34	79	(45)	(57)%
Income before income tax expense	28,392	22,889	5,503	24%
INCOME TAX EXPENSE	9,722	7,861	1,861	24%
Net income	$18,670	$15,028	$3,642	24%

% of revenue
Gross margin	52.7%	52.0%
Marketing	30.4%	29.3%
General and administrative	11.2%	12.5%
Operating income	9.1%	8.6%

Revenue.  Revenue increased to $311.9 million in the six months ended June 30, 2016 from $267.5 million in the comparable period of 2015. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product and shakes. Additionally, we had a higher average selling price in the six months ended June 30, 2016 as compared to the same period of 2015 and QVC and retail revenue also increased. In both the six months ended June 30, 2016 and 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $147.7 million in the six months ended June 30, 2016 from $128.4 million in the comparable period of 2015. Gross margin as a percent of revenue increased to 52.7% in the six months ended June 30, 2016 from 52.0% for the comparable period of 2015. The increase in gross margin was attributable primarily to increases in average selling prices and lower food costs partially offset by increased packaging and freight costs due to the increased sales of the frozen products and increased promotional expenses for retail.

Marketing expense increased to $94.9 million in the six months ended June 30, 2016 from $78.3 million in the comparable period of 2015. Marketing expense as a percent of revenue increased to 30.4% in the six months ended June 30, 2016 from 29.3% for the comparable period of 2015. Substantially all marketing spending promoted the direct business as well as recent investment initiatives. The increase in marketing expense was attributable primarily to increased spending for advertising media ($14.9 million), television production ($1.1 million) and higher marketing compensation and benefits ($372,000). In total, media spending was $83.8 million in the six months ended June 30, 2016 and $68.9 million in the six months ended June 30, 2015.

General and administrative expense increased to $35.0 million in the six months ended June 30, 2016 from $33.3 million in the comparable period of 2015. General and administrative expense as a percent of revenue decreased to 11.2% in the six months ended

June 30, 2016 from 12.5% in the comparable period of 2015. The increase in spending was due primarily to increased computer services ($1.4 million) and higher non-cash expense for share-based payment arrangements ($568,000). These increases were partially offset by decreased spending in product and program innovation ($378,000) as the packaging redesign was completed.

Depreciation and amortization expense increased to $5.8 million in the six months ended June 30, 2016 compared to $4.5 million in the six months ended June 30, 2015 due to increased capital expenditures for our website, digital tools and our new warehouse. Additionally, we incurred amortization expense of $500,000 in the six months ended June 30, 2016 associated with acquisition of the SBD brand in December 2015.

Interest Expense, net. Interest expense, net was $34,000 in the six months ended June 30, 2016 compared to $79,000 in the comparable period of 2015 due to a lower amount of capitalized debt issuance costs associated with our credit facility that are being amortized.

Income Tax Expense.  In the six months ended June 30, 2016, we recorded income tax expense of $9.7 million, which reflects an effective income tax rate of 34.2%. In the comparable period of 2015, we recorded income tax expense of $7.9 million, which reflects an effective income tax rate of 34.3%.

Contractual Obligations and Commercial Commitments

As of June 30, 2016, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2016, we had working capital of $29.7 million as compared to $19.2 million at December 31, 2015. Cash and cash equivalents at June 30, 2016 were $20.7 million, an increase of $14.5 million from the balance of $6.2 million at December 31, 2015. In addition, we had $17.3 million invested in short term investments at June 30, 2016, as compared to $9.3 million at December 31, 2015, an increase of $8.0 million. We paid $15.0 million in December 2015 to acquire the South Beach Diet brand. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio, if there are outstanding borrowings, and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2016 or December 31, 2015.

In the six months ended June 30, 2016, we generated cash flows of $39.4 million from operating activities, an increase of $10.6 million from the same period of 2015. Net income of $18.7 million and $4.8 million provided by the net change in operating assets and liabilities increased cash flow from operations largely due to the increase in demand for our products during recent years. Decreases in accounts receivable, inventories, other assets and an increase in income taxes were partially offset by a decrease in accounts payable generally due to the seasonality of our business and timing of tax payments.

In the six months ended June 30, 2016, net cash used in investing activities was $14.4 million as we increased purchases of short term investments and increased capital additions to support our website and recent investment initiatives.

In the six months ended June 30, 2016, net cash used in financing activities was $10.5 million and included $10.4 million for the payment of dividends and $2.6 million to satisfy the minimum tax withholding obligations associated with the vesting of equity awards partially offset by $1.1 million of proceeds received from the exercise of stock options. In the six months ended June 30, 2015, net cash used in financing activities was $9.3 million and included $10.2 million for the payment of dividends and $2.4 million to satisfy the minimum tax withholding obligations associated with the vesting of equity awards partially offset by $1.4 million in proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the six months ended June 30, 2016.

Subsequent to June 30, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 18, 2016 to stockholders of record as of August 8, 2016. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations and dividends for the foreseeable future.

Seasonality

Typically, in the weight loss industry, revenue is greatest in the first calendar quarter and lowest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2016 of $20.7 million were maintained in bank and money market funds. Additionally, we invested $17.3 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2016, provided however that 7,156 shares of common stock, at an average purchase price of $24.40, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	August 3, 2016
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	August 3, 2016
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document