Form 10-Q
period 2016-09-30
NUTRI SYSTEM INC /DE/
filed 2016-11-02
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2016:

Common Stock, $.001 par value	29,599,488 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,017	$6,191
Short term investments	19,415	9,317
Receivables	11,723	18,385
Inventories	19,428	30,530
Prepaid income taxes	2,481	1,149
Deferred income taxes	1,068	1,192
Other current assets	6,875	10,118
Total current assets	88,007	76,882
FIXED ASSETS, net	32,006	30,849
INTANGIBLE ASSETS, net	14,334	15,084
DEFERRED INCOME TAXES	4,413	6,107
OTHER ASSETS	924	971
Total assets	$139,684	$129,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,813	$38,381
Accrued payroll and related benefits	7,283	7,556
Deferred revenue	5,811	5,618
Other accrued expenses and current liabilities	5,811	6,126
Total current liabilities	50,718	57,681
NON-CURRENT LIABILITIES	1,869	2,284
Total liabilities	52,587	59,965
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,098 at September 30, 2016 and 29,621 at December 31, 2015)	30	29
Additional paid-in capital	50,128	41,392
Treasury stock, at cost, 517 shares at September 30, 2016 and 389 shares at December 31, 2015	(8,324)	(5,672)
Retained earnings	45,223	34,191
Accumulated other comprehensive income (loss)	40	(12)
Total stockholders’ equity	87,097	69,928
Total liabilities and stockholders’ equity	$139,684	$129,893

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$124,571	$104,877	$436,504	$372,363

COSTS AND EXPENSES:
Cost of revenue	57,694	51,749	205,394	180,188
Marketing	33,499	25,566	128,441	103,880
General and administrative	16,707	14,228	51,744	47,536
Depreciation and amortization	4,332	2,304	10,160	6,761
Total costs and expenses	112,232	93,847	395,739	338,365
Operating income	12,339	11,030	40,765	33,998
INTEREST (INCOME) EXPENSE, net	(11)	61	23	140
Income before income tax expense	12,350	10,969	40,742	33,858
INCOME TAX EXPENSE	4,401	3,660	14,123	11,521
Net income	$7,949	$7,309	$26,619	$22,337
BASIC INCOME PER COMMON SHARE	$0.27	$0.25	$0.90	$0.77
DILUTED INCOME PER COMMON SHARE	$0.27	$0.25	$0.90	$0.76
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,320	28,831	29,162	28,618
Diluted	29,613	29,273	29,465	29,094
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,949	$7,309	$26,619	$22,337
OTHER COMPREHENSIVE (LOSS) INCOME:
Short term investments:
Unrealized (loss) gain net of income tax (benefit) expense of ($20), $17, $28 and $22, respectively	(35)	34	52	43
Comprehensive income	$7,914	$7,343	$26,671	$22,380

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2016	29,621	$29	$41,392	$(5,672)	$34,191	$(12)	$69,928
Net income	0	0	0	0	26,619	0	26,619
Share-based compensation expense	296	1	5,133	0	0	0	5,134
Exercise of stock options	181	0	1,839	0	0	0	1,839
Equity compensation awards, net	0	0	1,764	0	0	0	1,764
Cash dividends	0	0	0	0	(15,587)	0	(15,587)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,652)	0	0	(2,652)
Other comprehensive income, net of tax	0	0	0	0	0	52	52
BALANCE, September 30, 2016	30,098	$30	$50,128	$(8,324)	$45,223	$40	$87,097

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,619	$22,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,160	6,761
Loss on disposal of fixed assets	104	16
Share–based compensation expense	5,134	4,255
Deferred income tax expense	1,609	0
Other charges	2	24
Changes in operating assets and liabilities:
Receivables	6,662	1,813
Inventories	11,102	9,425
Other assets	3,290	1,257
Accounts payable	(6,698)	(6,628)
Accrued payroll and related benefits	(273)	(275)
Deferred revenue	193	1,445
Income taxes	(1,153)	(2,884)
Other accrued expenses and liabilities	(827)	(938)
Net cash provided by operating activities	55,924	36,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(14,067)	(12,117)
Proceeds from sales of short term investments	4,047	9,574
Capital additions	(10,444)	(6,302)
Net cash used in investing activities	(20,464)	(8,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,839	2,762
Employee tax withholdings related to the vesting of equity awards	(2,652)	(2,548)
Excess tax benefits from share-based compensation	1,766	2,804
Payment of dividends	(15,587)	(15,352)
Net cash used in financing activities	(14,634)	(12,334)
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,826	15,429
CASH AND CASH EQUIVALENTS, beginning of period	6,191	12,620
CASH AND CASH EQUIVALENTS, end of period	$27,017	$28,049

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2016 and December 31, 2015, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

At September 30, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$26,754	$0	$0	$26,754
Money market funds	263	0	0	263
Government and agency securities	15,813	59	(9)	15,863
Corporate debt securities	3,540	14	(2)	3,552
	$46,370	$73	$(11)	$46,432

At December 31, 2015, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$5,890	$0	$0	$5,890
Money market funds	301	0	0	301
Government and agency securities	6,233	14	(30)	6,217
Corporate debt securities	3,102	10	(12)	3,100
	$15,526	$24	$(42)	$15,508

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $18,066 and $15,022 at September 30, 2016 and December 31, 2015, respectively.

During the three months ended September 30, 2016, the Company determined certain software licenses were no longer expected to be used as more enhanced software options have become available to handle its evolving business needs and a charge of $1,297 was recorded to write-down these assets. The charge was recorded as depreciation and amortization in the accompanying consolidated statements of operations.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2016 was $2,706 and $12,367, respectively, and $3,424 and $11,293 for the three and nine months ended September 30, 2015, respectively. The reserve for estimated returns incurred but not received and processed was $1,169 and $870 at September 30, 2016 and December 31, 2015, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $687 and $2,290 for the three and nine months ended September 30, 2016, respectively, and

$647 and $2,121 for the three and nine months ended September 30, 2015, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 12% and 11%, respectively, of inventory purchases for the nine months ended September 30, 2016 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the nine months ended September 30, 2015, these suppliers supplied approximately 18% and 18%, respectively, of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider. Additionally, more than 98% of its direct to consumer orders are shipped by one third-party provider and more than 98% of its orders for the retail programs are shipped by another third-party provider.

Fair Value of Financial Instruments

A three-tier fair value hierarchy has been established by the Financial Accounting Standards Board (the “FASB”) to prioritize the inputs used in measuring fair value. These tiers are as follows:

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2016 and December 31, 2015.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$263	$263
Government and agency securities	15,863	15,863
Corporate debt securities	3,552	3,552
Total assets	$19,678	$19,678

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$301	$301
Government and agency securities	6,217	6,217
Corporate debt securities	3,100	3,100
Total assets	$9,618	$9,618

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,949	$7,309	$26,619	$22,337
Net income allocated to unvested restricted stock	(59)	(74)	(230)	(276)
Net income allocated to common shares	$7,890	$7,235	$26,389	$22,061
Weighted average shares outstanding:
Basic	29,320	28,831	29,162	28,618
Effect of dilutive securities	293	442	303	476
Diluted	29,613	29,273	29,465	29,094

Basic income per common share	$0.27	$0.25	$0.90	$0.77
Diluted income per common share	$0.27	$0.25	$0.90	$0.76

In the three and nine months ended September 30, 2016, common stock equivalents representing 212 and 394 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met. In the three and nine months ended September 30, 2015, common stock equivalents representing 165 and 262 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not been met.

Cash Flow Information

The Company made payments for income taxes of $11,900 and $11,602 in the nine months ended September 30, 2016 and 2015, respectively. Interest payments in the nine months ended September 30, 2016 and 2015 were $126 and $144, respectively. For the nine months ended September 30, 2016 and 2015, the Company had non-cash capital additions of $897 and $726, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard was effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. If the Company had adopted this new accounting standard at September 30, 2016, it would have resulted in a reclassification of $1,068 from current deferred income taxes to noncurrent deferred income taxes in the accompanying consolidated balance sheets.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

On December 17, 2015, the Company acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. The following table summarizes the Company’s identifiable intangible assets:

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(750)	$14,250	$15,000	$0	$15,000

Amortization expense for intangible assets was $750 for the nine months ended September 30, 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2016	$250
2017	1,000
2018	1,000
2019	1,000
2020	1,000

Additionally, the Company had $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2016 or December 31, 2015.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is 0.25% of the total available credit. During both the three and nine months ended September 30, 2016, the Company incurred no interest expense and $32 and $95, respectively in an unused line fee under the Credit Facility. In the comparable periods of 2015, the Company incurred no interest expense and $25 and $88 in unused line fees, respectively.  Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of September 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility.

At September 30, 2016, the Company had $19 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

The Company issued 181 and 280 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2016 and 2015, respectively, and received proceeds of $1,839 and $2,762, respectively. During the nine months ended September 30, 2016 and 2015, employees surrendered to the Company 128 and 137 shares of common stock, respectively, valued at $2,652 and $2,548, respectively, in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in the nine months ended September 30, 2016 and 2015, the Company issued 27 and 22 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $700 and $509 for the nine months ended September 30, 2016 and 2015, respectively. During each of the three and nine months ended September 30, 2016 and 2015, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to September 30, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 17, 2016 to stockholders of record as of November 7, 2016.

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the nine months ended September 30, 2016.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	726	$12.60
Granted	140	20.94
Exercised	(181)	10.15
Forfeited/expired	(3)	20.94
Outstanding, September 30, 2016	682	$14.93	4.71	$10,062
Exercisable, September 30, 2016	150	$11.57	3.93	$2,714
Vested and expected to vest at September 30, 2016	670	$14.91	4.71	$9,897

The Company recorded compensation expense of $264 and $819 in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2016, respectively, for stock option awards. During the three and nine months ended September 30, 2015, the Company recorded compensation expense of $159 and $492, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2016 was $1,610 and $3,010, respectively, and $2,665 and $4,677, respectively, for the comparable periods of 2015.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	276	$17.05
Granted	84	21.02
Vested	(138)	12.37
Forfeited	(5)	19.91
Nonvested, September 30, 2016	217	$21.51	$6,411

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	313	$14.92
Granted	92	20.52
Vested	(190)	12.54
Forfeited	(3)	20.39
Nonvested, September 30, 2016	212	$19.43	$6,281

The Company recorded compensation expense of $1,204 and $3,615 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, and $1,050 and $3,254, respectively for the comparable periods of 2015 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2016, the Company expects 207 shares of restricted stock and 207 restricted stock units to vest.

As of September 30, 2016, there was $6,596 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years. The total unrecognized compensation expense will be fully charged to expense through the third quarter of 2019.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.6% and 34.7% in the three and nine months ended September 30, 2016, respectively, as compared to 33.4% and 34.0% in both the comparable periods of 2015.  The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2015, the Company had net operating loss carryforwards of approximately $28,696 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2016. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of September 30, 2016 and December 31, 2015 was $289 and $272, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $188 and $177 as of September 30, 2016 and December 31, 2015, respectively.

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

Overview

Nutrisystem, Inc. (“Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs, multi-day kits and single items available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid program cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For both the nine months ended September 30, 2016 and 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brand as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight management system through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We had an effective acquisition marketing campaign with increased pricing which drove increases in customer activations and average selling price in the nine months ended September 30, 2016 as compared to the comparable period of 2015. We also introduced several add-on products, including shakes and additional flexible options which helped increase demand. Revenue for the nine months ended September 30, 2016 increased 17% from the comparable period of 2015 to $436.5 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium product. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. QVC and retail revenue also increased in the nine months ended September 30, 2016 as compared to the comparable period of 2015.

On December 17, 2015, we acquired the SBD brand for a cash payment of $15.0 million. We are developing South Beach Diet meal programs, products and services as a distinct brand with the intent to launch in both the direct-to-consumer and retail channels. The acquisition will provide consumers with additional quality choices and we expect to capture an even more significant share of the commercial weight loss market as we further leverage our expertise in product development, marketing, ecommerce, supply chain logistics and retail.

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

During the nine months ended September 30, 2016, we did not make any material change to our critical accounting policies.

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

Interest (Income) Expense, Net.  Interest (income) expense, net consists of interest income earned on cash balances and short term investments net of interest expense and unused line fees on our revolving credit facility.

Income Tax Expense.  We are subject to corporate level income taxes and record income taxes based on an effective income tax rate for the year.

Overview of the Direct Channel

In both the nine months ended September 30, 2016 and 2015, the direct channel represented 91% of our revenue. Revenue through the direct channel was $114.9 million and $398.9 million in the three and nine months ended September 30, 2016 compared to $96.4 million and $338.5 million in the same period of 2015. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2016 was primarily attributable to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product. Additionally, we had a higher average selling price in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$124,571	$104,877	$19,694	19%

COSTS AND EXPENSES:
Cost of revenue	57,694	51,749	5,945	11%
Marketing	33,499	25,566	7,933	31%
General and administrative	16,707	14,228	2,479	17%
Depreciation and amortization	4,332	2,304	2,028	88%
Total costs and expenses	112,232	93,847	18,385	20%
Operating income	12,339	11,030	1,309	12%
INTEREST (INCOME) EXPENSE, net	(11)	61	(72)	(118)%
Income before income tax expense	12,350	10,969	1,381	13%
INCOME TAX EXPENSE	4,401	3,660	741	20%
Net income	$7,949	$7,309	$640	9%

% of revenue
Gross margin	53.7%	50.7%
Marketing	26.9%	24.4%
General and administrative	13.4%	13.6%
Operating income	9.9%	10.5%

Revenue.  Revenue increased to $124.6 million in the third quarter of 2016 from $104.9 million for the third quarter of 2015. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($12.4 million), reactivation revenue ($5.6 million) and increased retail revenue ($1.1 million). In both the third quarter of 2016 and 2015, the direct channel accounted for 92% of revenue compared to 6% for retail and 2% for QVC.

Costs and Expenses.  Cost of revenue increased to $57.7 million in the third quarter of 2016 from $51.7 million in the third quarter of 2015. Gross margin as a percent of revenue increased to 53.7% in the third quarter of 2016 from 50.7% in the third quarter of 2015. The increase in gross margin was attributable primarily to increases in average selling prices and lower food costs partially offset by increased packaging and freight costs due to the increased sales of the frozen products.

Marketing expense increased to $33.5 million in the third quarter of 2016 from $25.6 million in the third quarter of 2015. Marketing expense as a percent of revenue increased to 26.9% in the third quarter of 2016 from 24.4% for the third quarter of 2015. Substantially all marketing spending promoted the direct business as well as recent investment initiatives. The increase in marketing expense was attributable primarily to increased spending for advertising media ($7.5 million), increased marketing compensation and benefits ($404,000) and higher public relations ($200,000). In total, media spending was $28.7 million in the third quarter of 2016 and $21.2 million in the third quarter of 2015.

General and administrative expense increased to $16.7 million in the third quarter of 2016 compared to $14.2 million in the third quarter of 2015. General and administrative expense as a percent of revenue decreased to 13.4% in the third quarter of 2016 from 13.6% for the third quarter of 2015. The increase in spending was primarily attributable to higher compensation, benefits and commissions ($1.4 million), higher computer services ($558,000) and increased non-cash expense for share-based payment arrangements ($223,000).

Depreciation and amortization expense increased to $4.3 million in the third quarter of 2016 compared to $2.3 million in the third quarter of 2015 due to a charge of $1.3 million to write-down certain software licenses that were no longer expected to be used as more enhanced software options have become available to handle the evolving business needs and increased capital expenditures for our website, digital tools and our new warehouse. Additionally, we incurred $250,000 in amortization expense in the third quarter of 2016 associated with acquisition of the SBD brand in December 2015.

Interest (Income) Expense, net. Interest income, net was $11,000 in the third quarter of 2016 compared to interest expense, net of $61,000 in the third quarter of 2015 due to increased interest income from our short term investments offset by a lower amount of capitalized debt issuance costs associated with our credit facility being amortized.

Income Tax Expense. In the third quarter of 2016, we recorded income tax expense of $4.4 million, which reflects an effective income tax rate of 35.6%. In the third quarter of 2015, we recorded an income tax expense of $3.7 million, which reflects an effective income tax rate of 33.4%. The increase in the effective income tax rate is due to a reduction in the research and development tax credit benefit in the third quarter of 2016 as compared to the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$436,504	$372,363	$64,141	17%

COSTS AND EXPENSES:
Cost of revenue	205,394	180,188	25,206	14%
Marketing	128,441	103,880	24,561	24%
General and administrative	51,744	47,536	4,208	9%
Depreciation and amortization	10,160	6,761	3,399	50%
Total costs and expenses	395,739	338,365	57,374	17%
Operating income	40,765	33,998	6,767	20%
INTEREST EXPENSE, net	23	140	(117)	(84)%
Income before income tax expense	40,742	33,858	6,884	20%
INCOME TAX EXPENSE	14,123	11,521	2,602	23%
Net income	$26,619	$22,337	$4,282	19%

% of revenue
Gross margin	52.9%	51.6%
Marketing	29.4%	27.9%
General and administrative	11.9%	12.8%
Operating income	9.3%	9.1%

Revenue.  Revenue increased to $436.5 million in the nine months ended September 30, 2016 from $372.4 million in the comparable period of 2015. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($42.7 million), reactivation revenue ($16.9 million), retail revenue ($1.9 million) and revenue from QVC ($1.9 million). In both the nine months ended September 30, 2016 and 2015, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $205.4 million in the nine months ended September 30, 2016 from $180.2 million in the comparable period of 2015. Gross margin as a percent of revenue increased to 52.9% in the nine months ended September 30, 2016 from 51.6% for the comparable period of 2015. The increase in gross margin was attributable primarily to increases in average selling prices and lower food costs partially offset by increased packaging and freight costs due to the increased sales of the frozen products and increased promotional expenses for retail.

Marketing expense increased to $128.4 million in the nine months ended September 30, 2016 from $103.9 million in the comparable period of 2015. Marketing expense as a percent of revenue increased to 29.4% in the nine months ended September 30, 2016 from 27.9% for the comparable period of 2015. Substantially all marketing spending promoted the direct business as well as recent investment initiatives. The increase in marketing expense was attributable primarily to increased spending for advertising media ($22.4 million), television production ($1.0 million), higher marketing compensation and benefits ($777,000) and public relations ($319,000). In total, media spending was $112.5 million in the nine months ended September 30, 2016 and $90.1 million in the nine months ended September 30, 2015.

General and administrative expense increased to $51.7 million in the nine months ended September 30, 2016 from $47.5 million in the comparable period of 2015. General and administrative expense as a percent of revenue decreased to 11.9% in the nine months ended September 30, 2016 from 12.8% in the comparable period of 2015. The increase in spending was due primarily to increased computer services ($2.0 million), higher compensation, benefits and commissions ($1.4 million) and higher non-cash expense for share-based payment arrangements ($791,000).

Depreciation and amortization expense increased to $10.2 million in the nine months ended September 30, 2016 compared to $6.8 million in the comparable period of 2015 due to increased capital expenditures for our website, digital tools and our new warehouse, as well as a charge of $1.3 million to write-down certain software licenses that were no longer expected to be used as more enhanced software options have become available to handle the evolving business needs. Additionally, we incurred amortization expense of $750,000 in the nine months ended September 30, 2016 associated with acquisition of the SBD brand in December 2015.

Interest Expense, net. Interest expense, net was $23,000 in the nine months ended September 30, 2016 compared to $140,000 in the comparable period of 2015 due to a lower amount of capitalized debt issuance costs associated with our credit facility that are being amortized.

Income Tax Expense.  In the nine months ended September 30, 2016, we recorded income tax expense of $14.1 million, which reflects an effective income tax rate of 34.7%. In the comparable period of 2015, we recorded income tax expense of $11.5 million, which reflects an effective income tax rate of 34.0%.

Contractual Obligations and Commercial Commitments

As of September 30, 2016, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2016, we had working capital of $37.3 million as compared to $19.2 million at December 31, 2015. Cash and cash equivalents at September 30, 2016 were $27.0 million, an increase of $20.8 million from the balance of $6.2 million at December 31, 2015. In addition, we had $19.4 million invested in short term investments at September 30, 2016, as compared to $9.3 million at December 31, 2015, an increase of $10.1 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2016 or December 31, 2015.

In the nine months ended September 30, 2016, we generated cash flows of $55.9 million from operating activities, an increase of $19.3 million from the same period of 2015. An increase of $4.3 million in net income and $9.1 million of additional cash flow provided by the net change in operating assets and liabilities were the primary drivers of increased cash flow from operations largely due to the increase in demand for our products during recent years with decreases in accounts receivable, inventories and other assets generally due to the seasonality of our business.

In the nine months ended September 30, 2016, net cash used in investing activities was $20.5 million as we increased purchases of short term investments and increased capital additions to support our website and recent investment initiatives.

In the nine months ended September 30, 2016, net cash used in financing activities was $14.6 million and included $15.6 million for the payment of dividends and $2.7 million to satisfy the minimum tax withholding obligations associated with the vesting of equity awards partially offset by $1.8 million of proceeds received from the exercise of stock options. In the nine months ended September 30, 2015, net cash used in financing activities was $12.3 million and included $15.4 million for the payment of dividends and $2.5 million to satisfy the minimum tax withholding obligations associated with the vesting of equity awards partially offset by $2.8 million in proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the nine months ended September 30, 2016.

Subsequent to September 30, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 17, 2016 to stockholders of record as of November 7, 2016. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2016 of $27.0 million were maintained in bank and money market funds. Additionally, we invested $19.4 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

The Company is involved in various claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2015 Annual Report under the heading “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended September 30, 2016, provided however that 793 shares of common stock, at an average purchase price of $27.60, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 2, 2016
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	November 2, 2016
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document