Form 10-K
period 2016-12-31
NUTRI SYSTEM INC /DE/
filed 2017-02-28
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center 600 Office Center Drive Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, was $733,535,768. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Stock Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 22, 2017:  29,879,395 shares

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

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone, multi-day kits and single items available at select retail locations and digital tools to support weight loss. Typically, our program customers purchase monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meal plan recipes, which they supplement with fresh fruits, vegetables, lean protein and low-fat dairy. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), which means we send a four-week meal plan on an ongoing basis until notified of a customer’s cancellation. Auto-Delivery customers are offered savings off of our regular one-time rate with each consecutive order. Monthly notifications are also sent to remind customers to update order preferences. We offer our pre-selected favorites food pack or personalized plans where customers can hand pick their entire menu or customize plans to their specific tastes or dietary preference. Nutrisystem meal plans feature more than 150 menu options at different price points including frozen and ready-to-go entrees, snacks and shakes. Additionally, we offer counseling options from our trained weight loss counselors, registered dietitians and certified diabetes educators, at no extra cost and are available as needed, seven days a week from 7am-midnight E.T., with further support provided through our digital tools.

Our programs are based on the following cornerstones that represent who we are to our customers:

•

Real Results. Our programs have helped millions of people lose weight successfully over our 40-plus year history. Our programs are nutritionally balanced and portioned for weight loss. We also offer transition and maintenance plans, which include personalized menu options (e.g., only dinner entrees) as well as continued counseling support and access to NuMi by Nutrisystem. NuMi is an easy-to-use, interactive and personalized weight loss tracking tool. This digital product integrates with wearable fitness devices and health platforms and is available for free to Nutrisystem customers as well as the general population of do-it-yourself dieters. These plans are designed to help our customers keep the weight off.

•

Sound Science. Nutrisystem® programs are based on more than 40 years of nutrition research and the science of the low Glycemic Index, and offer portion-controlled items that include relatively higher amounts of fiber and contain “good” carbohydrates and zero trans fats. The Glycemic Index is a measure of the quality of carbohydrates in foods. Foods on the lower end of the Glycemic Index are generally considered “good” carbohydrates. In addition, we continue to offer customers more meal choices, including more than 150 foods with no artificial colors, flavors or sweeteners and more than 120 foods with no artificial preservatives. All Nutrisystem® plans continue to meet the United States Department of Agriculture (“USDA”) guidelines for fat, saturated fat, trans fat, sodium, carbohydrates, fiber, added sugars and protein.

•

Complete Convenience. We sell our weight loss programs primarily through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can place orders 24 hours a day, seven days a week on our websites and the food is shipped directly to our customers’ doors. Our customers can either choose our pre-selected favorites food pack or personalize their monthly food orders for their specific tastes or dietary needs. Our programs do not require customers to visit centers, measure foods or count calories. The entrees are individually packaged and food preparation time is minimal. The direct-to-consumer approach using the Internet and telephone provides the convenience and privacy that our customers value. In addition, we provide online and telephone support to our customers using trained weight loss counselors, registered dietitians, certified diabetes educators and other nutrition and dietary staff, and as a result, our customers do not need to travel for face-to-face meetings.

•

Value. We believe we are very competitively priced within the weight management industry and provide a compelling value proposition to our customers, which includes a selection of more than 150 menu items, expert guides, tools, including NuMi, and access to nutrition and dietary staff. We do not charge membership fees. Various promotional offers and pricing are offered throughout the year.

Competitive Strengths

We believe our programs, kits and digital tools offer consumers a sensible approach to losing weight without the use of faddish, unhealthy or unrealistic weight loss methods by educating them about proper portion size, as well as the appropriate combinations of fiber, protein, good carbohydrates and fat.

We intend to capitalize on the following competitive strengths:

•

Product Efficacy. We believe most of our customers are very satisfied with our products and believe they have lost weight while using our program. Our customer research has found that Nutrisystem customers lost an average of 1.0 to 2.0 pounds per week and tended to stay on the program for 11 to 12 weeks. We have also sponsored clinical trials at leading academic centers, including in patients with Type 2 diabetes. Studies on our Nutrisystem® D® Program showed statistically significant and clinically meaningful weight loss and improvements in HbA1c (a key measure of blood glucose control) were observed, in addition to improvements in secondary endpoints such as waist circumference, total plasma cholesterol and blood pressure.

•

Strong Brand Recognition. We believe that our brands are well recognized in the weight management industry. The Nutrisystem name has been in the weight management industry for more than 40 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period.

•

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, we primarily generate revenue in our direct channel online and through the telephone (including the redemption of prepaid gift cards). Our method of distribution removes the fixed costs and capital investment associated with diet centers. We also minimize fixed costs and capital investments in food procurement and fulfillment: we outsource the production of our food products to a number of vendors and we outsource 100% of our fulfillment operations to a third-party provider.

•

Superior Customer Value Proposition. Our goal is to offer our customers a complete weight loss program that is convenient, private and cost-effective. Our customers primarily place their orders online or over the telephone and have their food delivered directly to their homes. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meal plan recipes, which they supplement with fresh fruits, vegetables, lean protein and low-fat dairy. This removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight loss programs offer our customers significant value and are priced below those of our competitors. In addition, unlike some of our competitors, we do not charge a membership fee.

•

Retail. We also generate revenue through the sale of our multi-day kits and single items at select retail locations. These multi-day kits and single items have expanded our products and consumer reach. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. It is estimated that more than one-third (34.9% or 78.6 million) of U.S. adults are obese.

According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. However, there is evidence that weight loss may reduce the risk of developing these conditions, as well as improve the health and quality of life of people who have these conditions. Our clinical trial results suggest and analyses of real world customer results confirm that people who stay on the Nutrisystem® program for at least three months have a high probability of achieving clinically meaningful weight loss.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion and entertainment that depicts the thin body as the ideal body type. Despite the high percentage of overweight and obese individuals in the U.S., the popularity of dieting appears to indicate consumers’ desire to lose weight.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, meal replacement products, as well as medically supervised programs. Our identified competitors include, but are not limited to, Weight Watchers International, Inc., Jenny Craig and Medifast, Inc.

We believe that our principal competitive factors in the weight loss market are:

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

Our Products and Services

For more than 40 years, the Nutrisystem name has been recognized as a leader in the weight loss industry. We provide comprehensive weight loss programs, consisting primarily of a pre-packaged food program, digital tools and counseling. Typically, our customers purchase monthly food packages of frozen and ready-to-go food containing a four-week meal plan consisting of breakfasts, lunches, dinners and snacks and flex meal plan recipes, which they supplement with fresh fruits, vegetables, lean proteins and low-fat dairy. Most customers order through our Auto-Delivery feature. Nutrisystem programs feature more than 150 menu options at different price points including frozen and ready-to-go entrees, snacks and shakes. Trained weight loss counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information via Nutrisystem social media channels. These services are complemented with relevant information on diet, nutrition and physical activity, including a personalized “My Daily 3®” physical activity program and expert guides with tips to help customers succeed on the program. Additionally, NuMi, our digital product that integrates with wearable fitness devices and health platforms, is offered to our customers free of charge.

Our Nutrisystem® program consists of more than 150 foods that contain no artificial colors, flavors or sweeteners and serve as the foundation of a low Glycemic Index diet. More than 120 foods have no artificial preservatives. Whole grains were also increased in a large number of our foods to aim to have at least 50% of the grains coming from whole grain sources. All Nutrisystem plans continue to meet the USDA guidelines for fat, saturated fat, trans fat, sodium, carbohydrates, fiber, added sugars and protein.

We have also worked to reduce the sodium content of our Nutrisystem® programs. Including grocery additions to supplement our meals, all plans contain less than 2,300 milligrams of sodium per day, consistent with national guidelines, and tailored versions of the plans are available that deliver as low as 1,500 mg/day. In contrast, the average American consumes 2,500-4,600 milligrams of sodium per day. We constantly strive to meet or exceed nutritional guidelines as they are updated.

We offer a customizable program. In 2016, we offered the Turbo10 program, a clinically tested program that could deliver up to a 10-pound weight loss and a reduction of five inches overall in the first month of dieting. A large and growing body of scientific evidence suggests a key predictor of long-term weight loss success is quick, early results, which our programs are designed to deliver. Customers are given a meal plan, access to trackers and tools via NuMi, educational digital content and exercise suggestions. Customers are also encouraged to check in periodically with a counselor as their needs change in response to weight loss. Nutrisystem® programs deliver a combination of portion-controlled foods and an eating plan based on slow-digesting carbohydrates like fiber, designed to help keep blood sugar levels stable throughout the day, minimizing hunger spikes and the feelings of deprivation that cause cravings.

In December 2016, we announced our multi-brand approach with two new distinct programs, Nutrisystem® Lean13 and the all new South Beach Diet®. The Lean13 is designed to deliver weight loss of up to 13 pounds and seven inches in the first month. South Beach Diet® launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida. In 2003, he published “The South Beach Diet,” which became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list.

Additionally, our multi-day kits are available at select retailers. We offer several varieties of our Nutrisystem 5-day kit, a “D” kit targeted to individuals with or at risk of Type 2 diabetes, as well as SmartCarb and PowerFuel products including blueberry muffins, cinnamon buns, vanilla shakes, chocolate shakes and chocolate chip cookie packs, designed to complement our multi-day kits. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point. We are seeing repeat business as well as multiple kit purchases, indicating that customers are seeing results or enlisting other family members to diet with them. Also, we continue to offer our Nutrisystem® programs at Costco through the use of prepaid gift cards. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

For those with Type 2 diabetes or for those at risk for Type 2 diabetes, we have the Nutrisystem® D® Program, a weight loss program specifically designed to produce gradual weight loss. It provides nutrition consistent with the guidelines of the American Diabetes Association. Two randomized controlled trials published in peer-reviewed medical journals found the Nutrisystem® D® Program, in combination with counseling sessions, produced statistically and clinically meaningful improvements in weight, HbA1c (a key measure of blood glucose control), and several other risk factors. Notably, improvements in diabetes control were observed along with a reduction in diabetes medications among participants who received the Nutrisystem D intervention. A third study, utilizing continuous glucose monitoring technology, found improvements in blood glucose control when subjects used the Nutrisystem® D® Program, even before the achievement of significant weight loss.

By offering a variety of frozen and ready-to-go foods, we help our customers sustain their weight loss efforts. On our websites, customers can order food 24 hours a day, seven days a week. The transition and maintenance plans allow customers the means to gradually increase their responsibility for grocery shopping and food preparation while adhering to the principles of the approach of our weight loss programs. These lower cost programs help extend the supportive relationship and allow time to reinforce the dietary changes that produced the initial weight loss. These plans include recipes and portion-control tools in addition to a reduced number of entrees delivered each month.

Our weight loss programs features are counter to traditional weight loss programs limitations, such as, high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program with limited weighing and measuring of foods and no need to count calories, carbohydrates or points. Customers are provided breakfasts, lunches, dinners, snacks and flex meal plan recipes, which they supplement with fresh fruits, vegetables, lean proteins and low-fat dairy. We believe that the convenience of home delivery, reduced grocery shopping time, the portability of the food, and rapid food preparation also aid customer compliance with our weight loss program.

Our food items have accounted for 99%, 98% and 99% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. No other product or service has accounted for more than 1% of our revenue in any of the last three years. Approximately 99% of our revenue was generated in the United States in each of the years ended December 31, 2016, 2015 and 2014.

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

The majority of our new customers buy via our websites. We consistently seek to refine our sales conversion funnel through thoughtful testing to improve the learning and buying experience for prospects and to increase conversion rates.

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

We use customer preferences to offer a variety of additional products and services that help customers while on the path to their weight loss goals. These offers are made via our websites, emails, newsletters and our call center.

We also offer counseling services for our customers with trained weight loss counselors, registered dietitians and certified diabetes educators. We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable, compassionate personalities to help and support our customers throughout their weight loss journey. Counselors are trained in our programs, motivational techniques and problem solving. Counselors take in-bound requests for help and also reach out to customers via email and phone.

•	Transition and Maintenance

As customers reach their weight loss goals, we offer transition and maintenance programs that provide products and guidance that combine the right amount of structure and flexibility. These programs are offered online, via email marketing and via our call center’s retention agents.

•	Reactivation

Because we realize that weight management is a lifelong process, and that customers may need our programs again from time to time, we reach out to past customers to attempt to put them back on structured programs if needed. Our digital content, e-newsletters and the NuMi app help keep customer relationships active after the completion of the first weight loss cycle. Employing data and segmentation, we develop products and programs that address the varied needs of past customers. We offer these products and programs via our contact center, television, digital marketing and targeted emails, social media efforts and direct mail.

•	Customer Service

We are committed to the highest levels of customer service and manage our customer relations through our in-house call center. Our representatives are trained to answer questions and solve problems once a purchase has been made. Customers contact us via email, online chat and phone. Typical inquiries concern delivery dates, reported missing or damaged items, and requests for credits or exchanges. For email inquiries, we have a software system that scans the customer’s email for key words and automatically supplies the representative with a response that is then reviewed, edited and sent to the customer. We regularly review customer satisfaction levels and improve our practices accordingly.

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

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. We currently utilize six outsourced distribution facilities. Three are located in Pennsylvania (Allentown, Bethlehem and Chambersburg), two in Nevada (both in Sparks) and one in Illinois (Troy). As of December 31, 2016, all fulfillment was being handled by one outsourced provider. In April 2017, we expect to have one additional outsourced distribution facility in Lithonia, Georgia with the same provider.

We have a service agreement with our outside fulfillment provider which provides for storage, handling of frozen and ready-to-go foods and other services, including pricing and minimum space commitments. The current contract expires in 2020 but may be terminated sooner upon 180-day written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to reduce the warehouse order turn-around time for processing and shipping orders. In 2016, approximately, 98% of all customer initial Nutrisystem orders were shipped within 3 business days of the date the order was received.

Direct customers are not charged for their orders until the ordered product is shipped. We do not charge customers for shipping on any four-week meal plan. For customers who purchase an Auto-Delivery plan, we provide a discount off the regular one-time rate of the four-week meal plan. If an Auto-Delivery customer cancels before receipt of a second shipment and after the 14-day money back guarantee period, the customer will be charged a cancellation fee for the Auto-Delivery discount received on the first shipment.

Product Development

All of our foods and supplements are currently outsourced from more than 35 manufacturers or vendors. We have entered into supply agreements with several of these food vendors, some of which may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as certain rebates to us if certain volume thresholds are exceeded. These contracts have terms of five years or less and generally may be terminated by us upon written notice, mostly between 30 and 180 days, or under certain circumstances only upon a default of the vendor. We anticipate meeting all annual purchase obligations.

In 2016, two vendors each supplied approximately 11% of inventory purchases. We have a supply agreement with one of these vendors that requires us to make certain minimum purchases. In 2015, these vendors supplied approximately 19% and 17% of inventory purchases and in 2014, approximately 14% and 17% of inventory purchases.

Our product development team uses a number of sources – customer feedback, market trends, nutrition science, national dietary guidelines and breakthroughs in food technology – to create new ideas for our program. New foods are created to enhance the variety of our current offerings or to support the efforts of creating a new program. Typically, concepts are formulated in collaboration with our food manufacturers to meet our requirements for nutrition and stability. We then contract with these food manufacturers to produce these products based on our specifications. Alternatively, food manufacturers may suggest items. Regardless of a given food item’s pathway through development, that food is evaluated for nutrition, compliance with our program, taste and cost considerations. The number of stock keeping units, or SKUs, we introduce each year varies depending on whether we are introducing a new program or simply updating an existing one.

Public Relations

We conduct a proactive public relations program that is designed to garner positive coverage of the Company and our weight loss programs across all media platforms including television, magazine, print, online news, bloggers and social media, particularly around the key dieting seasons. In addition, the public relations team supports an executive communication program to broadly support our brands.

Our Customers

We offer weight loss programs designed for women and men as well as people with Type 2 diabetes or at risk for Type 2 diabetes who want to lose weight and manage their diabetes. Based on our customer research, our typical Nutrisystem® customer is female, approximately 45-55 years of age. We believe that, on average, Nutrisystem® customers want to lose more than 40 pounds over a period of time. Additionally, based on our customer research, we believe our typical Nutrisystem® customers tend to stay on our program for 11 to 12 weeks, lose an average of 1.0 to 2.0 pounds per week and have tried other popular diet programs. We believe that this research indicates our customers value the following Nutrisystem® program attributes:

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

Employees

As of December 31, 2016, we had 487 employees and consider our relations with these employees to be good.

Seasonality

Typically in the weight loss industry, revenue is greatest in the first calendar quarter and lowest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our investor relations page at www.nutrisystem.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	51	President and Chief Executive Officer

Michael P. Monahan	44	Executive Vice President and Chief Financial Officer

Keira Krausz	51	Executive Vice President and Chief Marketing Officer

Dawn M. Zier has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2012. Before joining us, Ms. Zier served as the President of International at The Reader's Digest Association, Inc., a global media and direct marketing company (the “Reader's Digest Association”), from April 2011 until November 2012, and as an Executive Vice President of the Reader's Digest Association from February 2011 until November 2012. From October 2009 to April 2011, Ms. Zier served as President, Europe of the Reader's Digest Association. Prior to serving in these roles, Ms. Zier served as the President of Global Consumer Marketing for the Reader's Digest Association from June 2008 to October 2009 and as the President and Chief Executive Officer of Direct Holdings U.S. Corp., a marketer of audio and video products and at such time a subsidiary of the Reader's Digest Association, from June 2009 to October 2009. From August 2005 to June 2008, Ms. Zier served as the President of North American Consumer Marketing for the Reader's Digest Association. In February 2013, RDA Holdings Co., the holding company and parent of the Reader’s Digest Association, filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. Ms. Zier currently serves on the board of Spirit Airlines, joining in 2015. Ms. Zier served on the Velo Holdings Inc. Board of Directors from 2015 to 2016, Marketing Edge’s Board of Trustees from 2010 to 2012, and the Direct Marketing Association’s Board of Directors from 2008 to 2015, while also serving as its Nominating Committee Chair and Secretary from 2012 to 2014. From 2005 to 2009, she chaired the Magazine’s Director’s Advisory Committee for the Audit Bureau of Circulations.

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

Our marketing expenditures were $152.4 million, $124.2 million and $107.7 million in 2016, 2015 and 2014, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brands and our programs;
•	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;
•	acquire cost-effective national television advertising;
•	select the most effective markets, media and specific media vehicles in which to advertise; and
•	convert consumer inquiries into actual orders.

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

Food Manufacturers and Other Suppliers. We rely solely on third-party manufacturers to supply all of the food, other products we sell and packaging materials. In 2016, two vendors each supplied approximately 11% of inventory purchases. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Freight and Fulfillment. In 2016, 100% of our order fulfillment was handled by one third-party provider. Also, more than 98% of our direct to consumer orders were shipped by one third-party provider and more than 98% of our orders for retail programs were shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet and Networking. Our business also depends on a number of third parties for Internet access and networking, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our websites or call center become unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brand and loss of sales.

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;
•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	equipment failure;
•	severe weather;
•	fire;
•	natural or man-made disasters; and
•	with respect to our food suppliers, shortages of ingredients or USDA or United States Food and Drug Administration (“FDA”) compliance issues.

We may be subject to claims that our personnel are unqualified to provide proper weight loss advice.

We offer counseling options from weight loss counselors, registered dietitians and certified diabetes educators with varying levels of training. We may be subject to claims from our customers alleging that our personnel lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our personnel have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our customers.

Our weight loss programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management programs or by consuming one or more of our individual products. For example, our predecessor businesses suffered substantial losses due to health-related claims and related publicity. Further, customers who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. Currently, we are neither subject to any such allegations nor have we been named in any such litigation. If we were subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our results of operations. Further, our general liability insurance may not cover claims of these types.

The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our business could be significantly affected.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Our competitors include companies selling pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our weight management programs. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our business could be significantly affected. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

We are dependent on certain third-party agreements for a percentage of revenue.

We have contractual agreements with certain third-party retailers. Under the agreements, these third parties control when and how often our products are offered and we are not guaranteed any minimum level of sales. If any third party elects not to renew their agreement with us or reduces the promotion of our products, our revenue will suffer. In addition, our third-party retailers may decide to stop selling our products upon written notice, which may result in an increased level of reclamation claims. In the event any retailer terminates its relationship with us and the level of reclamation claims exceeds the estimated amount reserved on our balance sheet at the time of sale to the retailer, we will have to record an expense for the excess claims, which could adversely impact our results of operations and financial condition. Additionally, in certain instances, we could be prohibited from selling our products through competitors of these third parties for a specified time after the termination of the agreements.

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

Our competitors may pursue litigation against us based on our advertising or other marketing practices regardless of its merit and chances of success, especially if we engage in comparative advertising, which includes advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our program. While we would defend ourselves against any such claims, our defense may ultimately be unsuccessful. Also, defending against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

Our business is subject to online security risks, including security breaches and identity theft.

Unauthorized users who penetrate our information security could misappropriate proprietary or customer information or data or cause interruptions to the product offerings on our websites. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

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

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our websites or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. Currently, a significant number of our customers authorize us to bill their credit cards directly for fees charged by us. We rely on third-party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of the fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our websites.

We may experience fluctuations in our operating results which may cause our stock price to be volatile.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal, with revenue generally greatest in the first quarter and weakest in the fourth quarter. The market price of our common stock is subject to fluctuations in response to our operating results, general trends in the weight loss industry, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

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

•	the risk that new efforts may have a detrimental effect on our brands;
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

We have and expect to continue to launch new weight loss programs and brands which may not be successful due to the failure of such programs or brands to achieve anticipated levels of market acceptance, which could adversely affect our business, financial condition and results of operations.

There are a number of risks inherent in any new program or brand introduction, which could prevent us from achieving revenue growth and increasing our overall market share in the commercial weight loss market.  Any new program or brand may fail to achieve the anticipated level of market acceptance or appeal to consumer tastes and preferences.  In addition, introduction costs, including product testing and marketing, may be greater than anticipated.  If the new program or brand is not successful or falls short of anticipated market acceptance, we may be adversely affected by continued expenses and the diversion of management time to this initiative.  Any or all of such events could have adverse effects on our business, financial condition and results of operations.

If we do not continue to receive referrals from existing customers, our customer acquisition cost may increase.

We rely on word-of-mouth advertising for a portion of our new customers. If our brands suffer or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new customers and generating revenue will increase, which will, in turn, have an adverse effect on our profitability.

We use third-party marketing vendors to promote our products. If the spokespersons affiliated with the third-party marketing vendors suffer adverse publicity or elect to not renew, our revenue could be adversely affected.

Our marketing strategy depends in part on celebrity spokespersons, as well as customer spokespersons, to promote our weight loss programs. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations. Additionally, if a spokesperson elects not to renew their agreement with us, our revenue may suffer.

Third parties may infringe on our brands, trademarks and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brands. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

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

Our credit agreement contains certain financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. There were no borrowings outstanding as of December 31, 2016. Any failure to comply with the restrictions of the credit agreement may result in an event of default under the agreement.

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

Our programs feature frozen and ready-to-go food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our programs versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from our frozen or ready-to-go food and support and counseling services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results and cash flows.

Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be harmed.

The weight loss industry is subject to adverse publicity, which could harm our business.

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the Nutrisystem® weight loss program in use at that time led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our predecessor businesses in 1993. In addition, our predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our predecessor businesses to close all of their company-owned weight loss centers.

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the Federal Trade Commission (the “FTC”), regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions of our business operations. Some advertising practices in the weight loss industry, in particular, have led to investigations from time to time by the FTC and other governmental agencies and many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In addition, the FTC’s Guides concerning the Use of Endorsements and Testimonials in Advertising require us and other weight loss companies to use a statement as to what the typical weight loss a customer can expect to achieve on our programs when using a customer’s weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, the manufacturing, labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

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

We currently lease one location in Fort Washington, Pennsylvania. This location totals 119,767 square feet of office space and our lease expires in 2022. Our fulfillment capacity is located in Chambersburg, Pennsylvania, Allentown, Pennsylvania, Bethlehem, Pennsylvania, Troy, Illinois and Sparks, Nevada through an outsourced provider. In April 2017, we expect to have one additional outsourced distribution facility located in Lithonia, Georgia with the same provider. We have no lease obligations to any of our outsourced fulfillment providers; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes our outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years and management believes the range of reasonably possible losses from current matters is immaterial.

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

	High	Low
2017 First Quarter (through February 22, 2017)	$37.90	$31.60

2016 First Quarter	$23.83	$17.25
2016 Second Quarter	28.37	19.62
2016 Third Quarter	30.45	24.81
2016 Fourth Quarter	37.85	29.05

2015 First Quarter	$21.47	$16.86
2015 Second Quarter	25.57	18.87
2015 Third Quarter	32.05	23.48
2015 Fourth Quarter	27.44	20.16

Holders

As of February 22, 2017, the Company had approximately 238 record holders of its common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
October 1 - October 31, 2016	0	$0	0	$50,000,000
November 1 - November 30, 2016	0	$0	0	$50,000,000
December 1 - December 31, 2016	0	$0	0	$50,000,000

(1) On May 3, 2016, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

(2) The period October 1, 2016 through December 31, 2016, does not include 158 shares of common stock, at an average purchase price of $34.12, surrendered by employees to the Company for the payment of the minimum tax withholding obligations upon the vesting of shares of restricted stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 30, 2011, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the NASDAQ Stock Market under the ticker symbol NTRI.

	12/11	12/12	12/13	12/14	12/15	12/16
Nutrisystem, Inc.	$100	$68	$146	$182	$208	$342
Russell 2000 Index	100	116	162	169	162	196
Dow Jones US Specialized Consumer Services Index	100	130	151	162	146	161

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2016		2015		2014	2013		2012(e)
Statements of Operations Data:
Revenue	$545,451		$462,609		$403,083	$358,086		$396,878
Costs and expenses:
Cost of revenue	256,994		224,581		199,053	184,210	(c)	213,095
Marketing	152,387		124,209		107,706	95,784		111,095
General and administrative	68,290		64,651	(b)	59,231	58,227	(d)	66,332
Depreciation and amortization	13,736	(a)	9,158		7,849	8,896		10,724
Operating income (loss)	54,044		40,010		29,244	10,969		(4,368)
Other expense	0		0		0	0		78
Interest expense, net	26		169		142	89		2,034
Income tax expense (benefit)	18,549		13,698		9,791	3,510		(3,675)
Net income (loss)	$35,469		$26,143		$19,311	$7,370		$(2,805)
Basic income (loss) per common share	$1.20		$0.90		$0.67	$0.26		$(0.10)
Diluted income (loss) per common share	$1.19		$0.89		$0.66	$0.25		$(0.10)
Weighted average shares outstanding:
Basic	29,213		28,695		28,323	28,013		27,499
Diluted	29,545		29,175		28,787	28,287		27,499
Dividends declared per common share	$0.70		$0.70		$0.70	$0.70		$0.70

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and short term investments	$33,496	$15,508	$29,247	$26,323	$19,391
Working capital	43,447	19,201	24,831	21,772	31,403
Total assets	154,240	129,893	109,892	102,445	98,406
Non-current liabilities	1,877	2,284	2,710	2,779	3,525
Stockholders' equity	94,524	69,928	55,515	52,157	60,109

(a)

In 2016, we recorded a charge of $1,297 to write-down certain software licenses that were no longer expected to be used as more enhanced software options had become available to handle our evolving business needs.

(b)

On December 17, 2015, we acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. In connection with this acquisition, we incurred $2,498 in transaction costs which were charged to expense in 2015.

(c)	In 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract.
(d)	In 2013, we recorded $2,357 for severance, including $696 of non-cash expense related to the acceleration of previously awarded equity-based awards.
(e)

In 2012, we recorded $5,724 of severance in general and administrative expense, including $3,293 of non-cash expense related to the acceleration of previously awarded equity-based awards, for our former President and Chief Executive Officer’s cessation of employment. Additionally, we recorded an impairment charge of $2,100 related to advances paid to a frozen food supplier as the supplier was in default with its bank lender and negotiating a work out plan and a charge of $1,980 to vacate a facility. We also recorded a charge of $2,476 to restructure certain third party marketing vendor contracts and a charge of $1,079 to write-off unamortized debt issuance costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report.

Background

We provide weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone, multi-day kits and single items available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes or at risk for Type 2 diabetes, who want to lose weight and manage their diabetes. Our programs are based on over 40 years of nutrition research. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For 2016, 2015 and 2014, the direct channel accounted for 91%, 90% and 91%, respectively, of revenue compared to 6%, 8% and 7%, respectively, for retail and 3%, 2% and 2%, respectively, for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We offer a customizable four-week program. In 2016, we offered the Turbo10 program, a clinically tested program that could deliver up to a 10-pound weight loss and a reduction of five inches overall in the first month of dieting. Customers are given a meal plan, access to trackers and tools via NuMi, educational digital content and exercise suggestions. Customers are also encouraged to check in periodically with a counselor as their needs change in response to weight loss.

In December 2016, we announced our multi-brand approach with two new distinct programs, Nutrisystem® Lean13 and the all new South Beach Diet®. The Lean13 is designed to deliver weight loss of up to 13 pounds and seven inches in the first month. South Beach Diet® launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida. In 2003, he published “The South Beach Diet,” which became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list.

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point. Also, we continue to offer our Nutrisystem® programs at Costco through the use of prepaid gift cards. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We had an effective acquisition marketing campaign with increased pricing that drove increases in customer activations and average selling price in 2016 as compared to 2015. We also introduced several add-on products, including shakes and additional flexible options which helped increase demand. Revenue for 2016 increased 18% from 2015 to $545.5 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium products. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. QVC revenue also increased in 2016 compared to 2015 which offset a decline in retail revenue.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2016, 2015 and 2014 was $14.9 million, $13.2 million and $12.7 million, respectively. The reserve for estimated returns incurred but not received and processed was $740,000 and $870,000 at December 31, 2016 and 2015, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.3 million at both December 31, 2016 and 2015.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings and expectations of future taxable income and other relevant factors. At December 31, 2014, we had a valuation allowance of $800,000 recorded against our deferred tax asset generated for charitable contributions. During the year ended December 31, 2015, we reduced the valuation allowance to zero due to the expiration of certain charitable contribution carryovers. At December 31, 2016 and 2015, there was no valuation allowance. We estimate the annual effective income tax rate at the beginning of each year and revise the estimate at each reporting period based on a number of factors including operating results, level of tax exempt interest income, charitable contributions and sales by state, among other items.

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

Marketing Expense.  Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertisements and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. All other advertising costs are charged to expense as incurred or the first time the advertising takes place.

General and Administrative Expense.  General and administrative expense consists of compensation for administrative, information technology, call center and sales personnel, share-based payment arrangements for related employees, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Expense, Net.  Interest expense, net consists of interest expense and unused line fees on our revolving credit facility net of interest income earned on cash balances and short term investments.

Income Tax Expense.  We are subject to corporate level income taxes and record income taxes based on an effective income tax rate for the year.

Overview of the Direct Channel

In 2016, 2015 and 2014, the direct channel represented 91%, 90% and 91%, respectively, of our revenue. Revenue through the direct channel was $498.2 million in 2016 compared to $415.8 million in 2015 and $365.1 million in 2014. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2016 was primarily attributable to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium products. Additionally, we had a higher average selling price in 2016 as compared 2015. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
REVENUE	$545,451	$462,609	$82,842	18%

COSTS AND EXPENSES:
Cost of revenue	256,994	224,581	32,413	14%
Marketing	152,387	124,209	28,178	23%
General and administrative	68,290	64,651	3,639	6%
Depreciation and amortization	13,736	9,158	4,578	50%
Total costs and expenses	491,407	422,599	68,808	16%
Operating income	54,044	40,010	14,034	35%
INTEREST EXPENSE, net	26	169	(143)	(85)%
Income before income tax expense	54,018	39,841	14,177	36%
INCOME TAX EXPENSE	18,549	13,698	4,851	35%
Net income	$35,469	$26,143	$9,326	36%

% of revenue
Gross margin	52.9%	51.5%
Marketing	27.9%	26.8%
General and administrative	12.5%	14.0%
Operating income	9.9%	8.6%

Revenue. Revenue increased to $545.5 million in 2016 from $462.6 million in 2015. The increase in revenue was attributable primarily to revenue from new customers in their initial diet cycle ($57.7 million), reactivation revenue ($24.0 million) and QVC revenue ($2.2 million) which offset a decrease in retail revenue ($1.7 million). In 2016, direct revenue accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In 2015, direct revenue accounted for 90% of revenue compared to 8% for retail and 2% for QVC.

Costs and Expenses. Cost of revenue increased to $257.0 million in 2016 from $224.6 million in 2015. Gross margin as a percent of revenue increased to 52.9% in 2016 from 51.5% in 2015. The increase in gross margin was attributable primarily to increases in average selling prices and lower food costs partially offset by increased packaging and freight costs due to the increased sales of the frozen products.

Marketing expense increased to $152.4 million in 2016 from $124.2 million in 2015. Marketing expense as a percent of revenue increased to 27.9% in 2016 from 26.8% in 2015. Substantially all of the marketing spending in 2016 promoted the direct business. The increase in marketing expense was attributable to increased spending for media ($25.9 million) primarily for short form television media and Internet advertising, marketing compensation and benefits ($1.2 million) and television production ($739,000). In total, media spending was $130.5 million in 2016 and $104.6 million in 2015.

General and administrative expense increased to $68.3 million in 2016 from $64.7 million in 2015 and as a percent of revenue decreased to 12.5% in 2016 from 14.0% in 2015. The increase in spending was attributable primarily to higher compensation and benefits ($3.0 million), an increase in spending for computer services ($2.2 million) and higher non-cash expense for share-based payment arrangements ($1.3 million).  These increases were partially offset by a decrease in professional and outside services ($2.1 million) due primarily to costs incurred with the acquisition of the SBD brand in 2015 and a decrease in program and product innovation ($358,000) as the packaging redesign was completed.

Depreciation and amortization expense increased to $13.7 million in 2016 from $9.2 million in 2015 due to increased capital expenditures for our websites, digital tools and our new warehouse, as well as a charge of $1.3 million to write-down certain software licenses that were no longer expected to be used as more enhanced software options have become available to handle our evolving business needs. Additionally, we incurred amortization expense of $1.0 million in 2016 associated with the acquisition of the SBD brand in December 2015.

Interest Expense, Net. Interest expense, net, was $26,000 in 2016 compared to $169,000 in 2015, due to a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense. In 2016, we recorded income tax expense of $18.5 million, which reflects an effective tax rate of 34.3%, as compared to $13.7 million in 2015 with an effective tax rate of 34.4%.

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

Revenue. Revenue increased to $462.6 million in 2015 from $403.1 million in 2014. The increase in revenue was attributable primarily to revenue from new customers in their initial diet cycle ($43.4 million), increased retail revenue ($7.8 million) and higher reactivation revenue ($7.4 million). Additionally, we had a higher average selling price in 2015 as compared to 2014. In 2015, direct revenue accounted for 90% of revenue compared to 8% for retail and 2% for QVC. In 2014, direct revenue accounted for 91% of revenue compared to 7% for retail and 2% for QVC.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2016, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$28.4	$15.4	$13.0	$0	$0
Operating leases	15.0	1.7	5.7	5.9	1.7
	$43.4	$17.1	$18.7	$5.9	$1.7

The Company has entered into agreements with various food suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. The Company anticipates it will meet all annual purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2016, we had working capital of $43.4 million, an increase of $24.2 million from the $19.2 million working capital balance at December 31, 2015. Cash and cash equivalents at December 31, 2016 were $9.6 million, an increase of $3.4 million from the balance of $6.2 million at December 31, 2015. In addition, we had $23.9 million and $9.3 million invested in short term investments at December 31, 2016 and 2015, respectively. Our principal sources of liquidity during 2016 were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2016 and 2015.

In 2016, we generated cash flow of $50.6 million from operating activities, an increase of $19.4 million from 2015. The increase in cash flow from operations was attributable primarily to an increase in net income of $16.6 million after the non-cash items.  Net changes in operating assets and liabilities provided $2.8 million of cash flow due primarily to changes in accounts payable due to timing of payments, an increase in inventories due to increased demand offset by a decrease in receivables.

In 2016, net cash used in investing activities was $29.3 million, an increase of $8.6 million from 2015. This was due primarily to a decrease in proceeds from the sales of short term investments as those funds were used to acquire SBD in 2015 for $15.0 million. Additionally, capital additions increased to support our websites and recent investment initiatives including an additional warehouse to support our growing customer volumes.

In 2016, net cash used in financing activities was $17.8 million and included $20.9 million for the payment of dividends and $2.7 million to satisfy the minimum tax withholding obligations associated with the vesting of equity awards partially offset by $2.8 million of proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the year ended December 31, 2016.

Our Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 17, 2016, May 23, 2016, August 18, 2016 and November 17, 2016. Subsequent to December 31, 2016, our Board of Directors declared a quarterly dividend of $0.175 per share payable on March 20, 2017 to stockholders of record as of March 9, 2017. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures, income tax obligations and dividends for the foreseeable future.

Seasonality

Typically, in the weight loss industry, revenue is greatest in the first calendar quarter and weakest in the fourth quarter. We believe our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2016 of $9.6 million were maintained in bank and money market funds. Additionally, we invested $23.9 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 33 through 53 hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made in accordance with management and board of director authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements would be prevented or detected on a timely basis.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of December 31, 2016. Their report on the effectiveness of our internal control over financial reporting appears on page 29.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrisystem, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nutrisystem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nutrisystem, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2017 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 33 of this Annual Report.

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 54 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nutrisystem, Inc.:

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrisystem, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nutrisystem, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2017

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,623	$6,191
Short term investments	23,873	9,317
Receivables	17,560	18,385
Inventories	38,504	30,530
Prepaid income taxes	0	1,149
Deferred income taxes	1,642	1,192
Other current assets	10,084	10,118
Total current assets	101,286	76,882
FIXED ASSETS, net	32,643	30,849
INTANGIBLE ASSETS, net	14,084	15,084
DEFERRED INCOME TAXES	5,298	6,107
OTHER ASSETS	929	971
Total assets	$154,240	$129,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,106	$38,381
Accrued payroll and related benefits	10,351	7,556
Income taxes payable	228	0
Deferred revenue	7,482	5,618
Other accrued expenses and current liabilities	6,672	6,126
Total current liabilities	57,839	57,681
NON-CURRENT LIABILITIES	1,877	2,284
Total liabilities	59,716	59,965
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,203 at December 31, 2016 and 29,621 at December 31, 2015)	30	29
Additional paid-in capital	54,057	41,392
Treasury stock, at cost, 517 shares at December 31, 2016 and 389 shares at December 31, 2015	(8,329)	(5,672)
Retained earnings	48,799	34,191
Accumulated other comprehensive loss	(33)	(12)
Total stockholders’ equity	94,524	69,928
Total liabilities and stockholders’ equity	$154,240	$129,893

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE	$545,451	$462,609	$403,083

COSTS AND EXPENSES:
Cost of revenue	256,994	224,581	199,053
Marketing	152,387	124,209	107,706
General and administrative	68,290	64,651	59,231
Depreciation and amortization	13,736	9,158	7,849
Total costs and expenses	491,407	422,599	373,839
Operating income	54,044	40,010	29,244
INTEREST EXPENSE, net	26	169	142
Income before income tax expense	54,018	39,841	29,102
INCOME TAX EXPENSE	18,549	13,698	9,791
Net income	$35,469	$26,143	$19,311
BASIC INCOME PER COMMON SHARE	$1.20	$0.90	$0.67
DILUTED INCOME PER COMMON SHARE	$1.19	$0.89	$0.66
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,213	28,695	28,323
Diluted	29,545	29,175	28,787
DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$35,469	$26,143	$19,311
OTHER COMPREHENSIVE LOSS:
Short term investments:
Unrealized loss, net of income tax benefit of $11, $8 and $2, respectively	(21)	(16)	(4)
Comprehensive income	$35,448	$26,127	$19,307

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2014	28,866	$29	$24,095	$(1,586)	$29,611	$8	$52,157
Net income	0	0	0	0	19,311	0	19,311
Share-based compensation expense	92	0	5,651	0	0	0	5,651
Exercise of stock options	32	0	314	0	0	0	314
Equity compensation awards, net	0	0	(68)	0	0	0	(68)
Cash dividends	0	0	0	0	(20,370)	0	(20,370)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,476)	0	0	(1,476)
Other comprehensive loss, net of tax	0	0	0	0	0	(4)	(4)
BALANCE, December 31, 2014	28,990	29	29,992	(3,062)	28,552	4	55,515
Net income	0	0	0	0	26,143	0	26,143
Share-based compensation expense	296	0	5,468	0	0	0	5,468
Exercise of stock options	335	0	3,182	0	0	0	3,182
Equity compensation awards, net	0	0	2,750	0	0	0	2,750
Cash dividends	0	0	0	0	(20,504)	0	(20,504)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,610)	0	0	(2,610)
Other comprehensive loss, net of tax	0	0	0	0	0	(16)	(16)
BALANCE, December 31, 2015	29,621	29	41,392	(5,672)	34,191	(12)	69,928
Net income	0	0	0	0	35,469	0	35,469
Share-based compensation expense	296	1	6,969	0	0	0	6,970
Exercise of stock options	286	0	2,760	0	0	0	2,760
Equity compensation awards, net	0	0	2,936	0	0	0	2,936
Cash dividends	0	0	0	0	(20,861)	0	(20,861)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,657)	0	0	(2,657)
Other comprehensive loss, net of tax	0	0	0	0	0	(21)	(21)
BALANCE, December 31, 2016	30,203	$30	$54,057	$(8,329)	$48,799	$(33)	$94,524

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,469	$26,143	$19,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,736	9,158	7,849
Loss on disposal of fixed assets	104	17	35
Share–based compensation expense	6,970	5,468	5,651
Deferred income tax expense (benefit)	448	(728)	(248)
Other charges	2	67	22
Changes in operating assets and liabilities:
Receivables	825	(6,179)	(4,468)
Inventories	(7,974)	(3,631)	(811)
Other assets	76	(2,972)	(932)
Accounts payable	(5,356)	4,336	4,688
Accrued payroll and related benefits	2,795	1,006	(173)
Deferred revenue	1,864	1,194	196
Income taxes	1,297	(1,873)	3,051
Other accrued expenses and liabilities	342	(834)	(1,364)
Net cash provided by operating activities	50,598	31,172	32,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(19,127)	(16,811)	(8,225)
Proceeds from sales of short term investments	4,537	24,030	8,121
Capital additions	(14,756)	(12,986)	(8,265)
Cash paid for acquisition of a business	0	(15,000)	0
Net cash used in investing activities	(29,346)	(20,767)	(8,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,760	3,182	314
Employee tax withholdings related to the vesting of equity awards	(2,657)	(2,610)	(1,476)
Excess tax benefits from share-based compensation	2,938	3,122	(58)
Payment of dividends	(20,861)	(20,504)	(20,370)
Debt issuance costs	0	(24)	0
Net cash used in financing activities	(17,820)	(16,834)	(21,590)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,432	(6,429)	2,848
CASH AND CASH EQUIVALENTS, beginning of year	6,191	12,620	9,772
CASH AND CASH EQUIVALENTS, end of year	$9,623	$6,191	$12,620

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone, multi-day kits and single items available at select retail locations and digital tools to support weight loss. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes or at risk for Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 40 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers. Approximately 99% of revenue for each of the years ended December 31, 2016, 2015 and 2014 was generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2016 and 2015, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

Short term investments consist of investments in government and agency securities and corporate debt securities with maturities between three months and three years. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2016, 2015 or 2014.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $1,260 and $1,253 at December 31, 2016 and 2015, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $17,868 and $15,022 at December 31, 2016 and December 31, 2015, respectively.

During 2016, the Company determined certain software licenses were no longer expected to be used as more enhanced software options have become available to handle its evolving business needs and a charge of $1,297 was recorded to write-down these assets. The charge was recorded as depreciation and amortization in the accompanying consolidated statements of operations.

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

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2016, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. The Company also sells prepaid gift cards to wholesalers and retailers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website or via telephone by the customer and the product is shipped to the customer. Revenue from the retail programs is recognized when the product is received at the seller’s location.

Deferred revenue consists primarily of unredeemed prepaid gift cards and unshipped foods. When a customer orders the frozen program, two separate shipments are delivered. One contains Nutrisystem’s ready-to-go food and the other contains the frozen food. Both shipments qualify as separate units of accounting and the fair value is based on estimated selling prices of both units.

Direct to consumer customers may return unopened ready-to-go products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews its history of actual versus estimated returns to ensure reserves are appropriate.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $2,869, $2,561 and $2,013 in 2016, 2015 and 2014, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

In 2016, approximately 11% and 11% of inventory purchases were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. In 2015, these suppliers provided approximately 19% and 17% of inventory purchases and in 2014, approximately 14% and 17% of inventory purchases (see Note 8).

The Company outsources 100% of its fulfillment operations to a third-party provider.  Additionally, more than 98% of its direct to consumer orders are shipped by one third-party provider and more than 98% of its orders for the retail programs are shipped by another third party provider.

Supplier Rebates

Two of the Company’s suppliers provide for rebates based on purchasing levels. The Company accounts for these rebates on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. For the years ended December 31, 2016, 2015 and 2014, the Company reduced cost of revenue for these rebates by $75, $698 and $883, respectively. No receivable was recorded at December 31, 2016 or 2015. Effective June 1, 2015, the Company entered into a new agreement with one of these suppliers that includes lower initial pricing and higher levels of purchases required to earn rebates resulting in the lower reductions of cost of revenue in 2016.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $130,451, $104,621 and $89,304 in 2016, 2015 and 2014, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertisements and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 50 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2016 and 2015, $2,155 and $3,311, respectively, of costs have been prepaid for future advertisements and promotions.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives.

The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheets is $1,921 of a tenant improvement allowance at December 31, 2016, of which $345 is included in other accrued expenses and current liabilities and $1,576 in non-current liabilities. At December 31, 2015, the tenant improvement allowance was $2,266, of which $345 was included in other accrued expenses and current liabilities and $1,921 in non-current liabilities.

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

	Year Ended December 31,
	2016	2015	2014
Net income	$35,469	$26,143	$19,311
Net income allocated to unvested restricted stock	(294)	(306)	(368)
Net income allocated to common shares	$35,175	$25,837	$18,943
Weighted average shares outstanding:
Basic	29,213	28,695	28,323
Effect of dilutive securities	332	480	464
Diluted	29,545	29,175	28,787

Basic income per common share	$1.20	$0.90	$0.67
Diluted income per common share	$1.19	$0.89	$0.66

In 2016, 2015 and 2014, common stock equivalents representing 335, 229 and 377 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

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

The fair value of share-based awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant except for performance-based units which are recognized on a straight-line basis based on the probable expected performance to be achieved and adjusted accordingly if performance varies. The Company issues new shares upon exercise of stock options, granting of restricted stock or vesting of restricted stock units.

Cash Flow Information

The Company made payments for income taxes of $14,175, $13,508 and $7,118 in 2016, 2015, and 2014, respectively. Interest payments in 2016, 2015 and 2014 were $171, $182 and $168, respectively. During 2016, 2015 and 2014, the Company had non-cash capital additions of $548, $670 and $483, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently anticipating adopting this standard using the modified retrospective method. Based on its ongoing evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on the amount or timing of revenue recognition for transactions with customers in the direct or retail channels. The Company is still evaluating the impact of gift cards and there could be an impact to the pattern with which revenue is recognized. The Company is continuing to evaluate the effect that the adoption will have on its consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. If the Company had adopted this new accounting standard at December 31, 2016, it would have resulted in a reclassification of $1,642 from current deferred income taxes to non-current deferred income taxes in the accompanying consolidated balance sheets.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is unable to estimate the impact of adoption as it is dependent on the Company’s future stock price and future stock option exercises which cannot be predicted. However, the Company is expecting the adoption of this new accounting standard to have a material impact on net income, basic and diluted income per common share and the effective tax rate especially during the first quarter consistent with the vesting of a majority of its stock awards.

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

3.	CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$9,166	$0	$0	$9,166
Money market funds	457	0	0	457
Government and agency securities	19,132	51	(96)	19,087
Corporate debt securities	4,791	18	(23)	4,786
	$33,546	$69	$(119)	$33,496

At December 31, 2015, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$5,890	$0	$0	$5,890
Money market funds	301	0	0	301
Government and agency securities	6,233	14	(30)	6,217
Corporate debt securities	3,102	10	(12)	3,100
	$15,526	$24	$(42)	$15,508

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at December 31, 2016 and 2015.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$457	$457
Government and agency securities	19,087	19,087
Corporate debt securities	4,786	4,786
Total assets	$24,330	$24,330

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2015:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$301	$301
Government and agency securities	6,217	6,217
Corporate debt securities	3,100	3,100
Total assets	$9,618	$9,618

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2016	2015
Furniture and fixtures	$5,745	$5,701
Computer hardware and software	69,973	68,387
Equipment	5,173	3,326
Leasehold improvements	11,936	11,367
	92,827	88,781
Accumulated depreciation	(60,184)	(57,932)
	$32,643	$30,849

Depreciation and amortization expense related to fixed assets was $12,736, $9,158 and $7,849 in 2016, 2015 and 2014, respectively.

6.       INTANGIBLE ASSETS

On December 17, 2015, the Company acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. The acquisition was financed with existing cash.

The Company developed the South Beach Diet® meal programs, products, and services in 2016 and launched a structured meal delivery weight-loss program as a distinct brand in 2017. The acquisition provides consumers with additional choices and enables the Company the ability to capture an even greater share of the commercial weight loss market as it further leverages its expertise in product development, marketing, ecommerce, supply chain logistics and retail.

The allocation of the purchase price was to the SBD trade name and is being amortized on a straight-line basis over a period of 15 years. The fair value measurement method used to measure the assets acquired utilized a number of significant unobservable inputs or Level 3 assumptions. These assumptions included, among others, projections of the acquired businesses future operating results, the implied fair value of assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

The following table summarizes the Company’s identifiable intangible assets:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(1,000)	$14,000	$15,000	$0	$15,000

Amortization expense for intangible assets was $1,000 in 2016. Estimated amortization expense for identifiable intangible assets for the next five years is expected to be as follows:

2017	$ 1,000
2018	1,000
2019	1,000
2020	1,000
2021	1,000

Additionally, the Company had $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

7.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. The Credit Facility amended and restated the previous credit agreement dated as of November 8, 2012, which matured on November 6, 2015. There were no borrowings outstanding at December 31, 2016 or December 31, 2015 under the Credit Facility.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company pays an unused line fee. The unused line fee is 0.25% of the total available credit. The Company incurred no interest expense during 2016, 2015 and 2014. During 2016, 2015 and 2014, the Company incurred $127, $118 and $135 in an unused line fee, respectively, under the Credit Facility and prior financing arrangements. Interest payments and unused line fees are classified within interest expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of December 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2016, the Company had $18 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2016:

2017	$1,669
2018	2,831
2019	2,870
2020	2,904
2021	2,963
Thereafter	1,753
$14,990

Total rent expense for 2016, 2015 and 2014 was $2,185, $2,304 and $2,237, respectively.

Litigation

The Company is involved in various claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years and management believes the range of reasonably possible losses from current matters is immaterial.

Contractual Commitments

The Company has entered into agreements with various food suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. The Company has total purchase obligations of $28,382 as of December 31, 2016. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2016.

9.	STOCKHOLDERS’ EQUITY

Common Stock

In 2016, the Company issued 286 shares of common stock upon the exercise of stock options and received proceeds of $2,760. During 2016, employees surrendered to the Company 128 shares of common stock valued at $2,657 in satisfaction of minimum tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2016, the Company issued 27 shares of common stock as compensation to board members. During each of the four quarters of 2016, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to December 31, 2016, the Board of Directors declared a quarterly dividend of $0.175 per share payable on March 20, 2017 to stockholders of record as of March 9, 2017.

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

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during 2016.

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

10.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$17,562	$14,395	$10,039
State	539	31	0
	18,101	14,426	10,039
Deferred:
Federal	509	(662)	(425)
State	(61)	(66)	177
	448	(728)	(248)
	$18,549	$13,698	$9,791

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0	0.5
Executive compensation limitation	0.1	0	0.9
Food donations	(1.1)	(1.2)	(0.4)
Fixed assets	0	0.5	(1.4)
Changes in reserves	(0.1)	(0.1)	0.1
Tax credits	(0.2)	(0.5)	(0.5)
Other	0	0.8	(0.6)
Expired charitable contribution carryover	0	1.9	0
Valuation allowance	0	(2.0)	0
	34.3%	34.4%	33.6%

The change in the effective tax rate from 2014 to 2015 was due to the write-off of certain deferred tax assets and liabilities offset by increased levels of food donations.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax asset:
Reserves and accrual	$1,470	$1,071
Goodwill/Intangible assets	721	801
Net operating loss carryforward	1,653	1,591
Stock-based compensation	2,441	1,839
Charitable contribution carryforward	1,432	1,895
Other	1,014	1,068
	8,731	8,265
Deferred tax liability:
Property and equipment	(1,791)	(966)
Net deferred tax asset	$6,940	$7,299

At December 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $28,038 and $28,696, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. Net operating losses will begin to expire in 2025.

At December 31, 2014, the Company had a valuation allowance of $800 recorded against its deferred tax asset generated for charitable contributions. The Company recorded the valuation allowance to reduce the deferred tax asset to an amount it expects is more likely than not to be realized due to the short carryforward period for this temporary difference. In 2015, the Company reduced the valuation allowance to zero due to the expiration of certain charitable contribution carryover. At December 31, 2016 and 2015, there was no valuation allowance. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets. An analysis of the activity of the valuation allowance is as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$800	$800
Additions charged to expense	0	0
Deductions	(800)	0
Balance at end of year	$0	$800

The total amount of gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 was $168, $272 and $332, respectively, which is included as a reduction deferred income taxes in the accompanying consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $109, $177 and $216 as of

December 31, 2016, 2015 and 2014, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest expense, net. During 2014, the Company recognized interest income of $28 from interest and penalties. No interest expense, net was recognized during 2016 and 2015. The Company’s federal income tax returns for 2013 through 2015 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2013 through 2015. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$272	$332	$311
Increase related to current year tax positions	20	19	15
Increase related to prior year tax positions	0	72	138
Decrease due to lapse of statute of limitations	(124)	(151)	(132)
Balance at end of year	$168	$272	$332

11.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000, 5,600 and 5,400 shares of common stock, respectively, for issuance. At December 31, 2016, the Amended and Restated 2008 Long-Term Incentive Plan had 1,047 shares available for grant.

Under each of the plans, the Board of Directors determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. The stock options issued under the Equity Incentive Plans generally expire seven  years from the grant date. The Board also determines the vesting provisions of all awards and the exercise price per share of stock options issued under the plans, which is the fair market value at date of grant. Awards issued to employees generally vest over terms ranging from two to four years.

The following table summarizes the Company’s stock option activity for 2014, 2015 and 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	794	$8.91
Granted	179	$14.95
Exercised	(32)	$9.60
Forfeited/expired	(49)	$11.16
Outstanding, December 31, 2014	892	$9.97
Granted	194	$19.82
Exercised	(335)	$9.50
Forfeited/expired	(25)	$16.54
Outstanding, December 31, 2015	726	$12.60
Granted	140	$20.94
Exercised	(286)	$9.65
Forfeited/expired	(3)	$20.94
Outstanding, December 31, 2016	577	$16.04	4.70	$10,735
Exercisable at December 31, 2016	131	$14.50	4.34	$2,638
Vested and expected to vest at December 31, 2016	565	$16.05	4.71	$10,512

In 2016, 2015 and 2014, the Company recorded compensation expense of $1,072, $647 and $426, respectively, for stock option awards. The weighted-average grant date fair value of stock options granted in 2016, 2015 and 2014 was $5.99, $5.18 and $3.88, respectively. The total intrinsic value of stock options exercised in 2016, 2015 and 2014 was $5,727, $5,520 and $219, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2016	2015	2014
Expected dividend yield	3.29%	3.48%	4.58%
Expected volatility	43.53%	40.81%	43.76%
Risk-free interest rate	1.62%	1.55%	1.62%
Expected life (in years)	4.50	4.42	4.75

In 2016, 2015 and 2014, the Company authorized the issuance of 27, 22 and 27 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $700, $509 and $455, respectively. In addition, in 2014, the Company issued 2 shares of common stock to consultants for services. No shares were issued to consultants during 2016 or 2015. Costs recognized for shares issued to non-employees for services were $30 in 2014. No expense was recognized in 2016 or 2015.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2014, 2015 and 2016:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	686	$12.17
Granted	116	$14.99
Vested	(303)	$11.31
Forfeited	(77)	$12.21
Nonvested, December 31, 2014	422	$13.56
Granted	89	$19.72
Vested	(183)	$11.30
Forfeited	(52)	$13.51
Nonvested, December 31, 2015	276	$17.05
Granted	84	$21.02
Vested	(139)	$12.40
Forfeited	(5)	$19.91
Nonvested, December 31, 2016	216	$21.51	$7,464

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

The following table summarizes the restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2014	231	$8.74
Granted	93	$14.95
Performance factor adjustment	76	$8.60
Vested	(24)	$14.72
Forfeited	(10)	$11.69
Nonvested, December 31, 2014	366	$9.81
Granted	123	$19.28
Performance factor adjustment	62	$12.48
Vested	(237)	$8.64
Forfeited	(1)	$16.67
Nonvested, December 31, 2015	313	$14.92
Granted	161	$26.59
Vested	(190)	$12.54
Forfeited	(3)	$20.39
Nonvested, December 31, 2016	281	$23.18	$9,730

Included in the nonvested restricted stock units as of December 31, 2016 were 26 restricted stock units that vested on December 31, 2016 but the achievement of the performance goals will not be certified as earned by the Compensation Committee of the Board of Directors of the Company until the first quarter of 2017.

The Company recorded compensation expense of $5,198, $4,312 and $4,740 in the accompanying consolidated statements of operations for 2016, 2015 and 2014, respectively, in connection with the issuance of restricted stock and restricted stock units. As of December 31, 2016, the Company expects 207 shares of restricted stock and 274 restricted stock units to vest.

The Company recognized a decrease/(increase) in taxes payable of $2,936, $2,750 and $(68) in 2016, 2015 and 2014, respectively, from the exercise of certain stock options, the vesting of restricted stock and payment of certain dividends and recorded these amounts as increases and decreases to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2016, there was $7,629 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years. The total unrecognized compensation expense will be fully charged to expense through the fourth quarter of 2019.

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2016, 2015 and 2014 were $892, $794 and $748, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve which is included as other accrued expenses and current liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$870	$762	$637
Provision for estimated returns	14,929	13,225	12,661
Actual returns	(15,059)	(13,117)	(12,536)
Balance at end of year	$740	$870	$762

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)
2016:
Revenue	$162,110	$149,823	$124,571	$108,947	$545,451
Gross margin	$83,552	$80,681	$66,877	$57,347	$288,457
Net income	$2,552	$16,118	$7,949	$8,850	$35,469
Basic income per common share	$0.09	$0.55	$0.27	$0.30	$1.20
Diluted income per common share	$0.09	$0.54	$0.27	$0.29	$1.19
2015:
Revenue	$137,225	$130,261	$104,877	$90,246	$462,609
Gross margin	$71,356	$67,691	$53,128	$45,853	$238,028
Net income	$2,943	$12,085	$7,309	$3,806	$26,143
Basic income per common share	$0.10	$0.42	$0.25	$0.13	$0.90
Diluted income per common share	$0.10	$0.41	$0.25	$0.13	$0.89

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

*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.
3.3	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 7, 2016.
+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 6, 2012.

+10.2	Amendment No. 1 to Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan (filed herewith).

10.3	Agreement, dated December 21, 2004, between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on March 14, 2006.

+10.4	Compensation Policy For Non-Employee Directors, Effective January 1, 2016 incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.

+10.5	Compensation Policy For Non-Employee Directors, Effective April 1, 2017 (filed herewith).

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

Dated:  February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	February 28, 2017
Dawn M. Zier
President and Chief Executive Officer and Director

BY:	/S/ MICHAEL P. MONAHAN	February 28, 2017
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	February 28, 2017
Robert F. Bernstock
Director

BY:	/S/ PAUL GUYARDO	February 28, 2017
Paul Guyardo
Director

BY:	/S/ MICHAEL J. HAGAN	February 28, 2017
Michael J. Hagan
Chairman, Director

BY:	/S/ JAY HERRATTI	February 28, 2017
Jay Herratti
Director

BY:	/S/ MICHAEL D. MANGAN	February 28, 2017
Michael D. Mangan
Director

BY:	/S/ BRIAN P. TIERNEY	February 28, 2017
Brian P. Tierney
Director

BY:	/S/ ANDREA WEISS	February 28, 2017
Andrea Weiss
Director