Form 10-Q
period 2017-03-31
NUTRI SYSTEM INC /DE/
filed 2017-05-03
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a small reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 26, 2017:

Common Stock, $.001 par value	29,903,229 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,017	$9,623
Short term investments	28,424	23,873
Receivables	26,432	17,560
Inventories	31,406	38,504
Other current assets	9,080	10,084
Total current assets	133,359	99,644
FIXED ASSETS, net	31,793	32,643
INTANGIBLE ASSETS, net	13,834	14,084
DEFERRED INCOME TAXES	7,209	6,940
OTHER ASSETS	916	929
Total assets	$187,111	$154,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,426	$33,106
Accrued payroll and related benefits	3,370	10,351
Income taxes payable	2,453	228
Deferred revenue	17,705	7,482
Other accrued expenses and current liabilities	7,604	6,672
Total current liabilities	86,558	57,839
NON-CURRENT LIABILITIES	1,861	1,877
Total liabilities	88,419	59,716
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,439 at March 31, 2017 and 30,203 at December 31, 2016)	30	30
Additional paid-in capital	58,177	54,057
Treasury stock, at cost, 546 shares at March 31, 2017 and 517 shares at December 31, 2016	(9,659)	(8,329)
Retained earnings	50,180	48,799
Accumulated other comprehensive loss	(36)	(33)
Total stockholders’ equity	98,692	94,524
Total liabilities and stockholders’ equity	$187,111	$154,240

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE	$212,677	$162,110

COSTS AND EXPENSES:
Cost of revenue	98,230	78,558
Marketing	81,678	59,354
General and administrative	19,589	17,562
Depreciation and amortization	3,777	2,850
Total costs and expenses	203,274	158,324
Operating income	9,403	3,786
INTEREST (INCOME) EXPENSE, net	(24)	13
Income before income tax expense	9,427	3,773
INCOME TAX EXPENSE	1,943	1,221
Net income	$7,484	$2,552
BASIC INCOME PER COMMON SHARE	$0.25	$0.09
DILUTED INCOME PER COMMON SHARE	$0.25	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,558	29,027
Diluted	29,985	29,371
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$7,484	$2,552
OTHER COMPREHENSIVE (LOSS) INCOME:
Short term investments:
Unrealized (loss) gain, net of income tax (benefit) expense of ($2) and $23, respectively	(3)	43
Comprehensive income	$7,481	$2,595

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2017	30,203	$30	$54,057	$(8,329)	$48,799	$(33)	$94,524
Net income	0	0	0	0	7,484	0	7,484
Share-based compensation expense	165	0	2,317	0	0	0	2,317
Exercise of stock options	93	0	1,803	0	0	0	1,803
Purchase and retirement of common shares to satisfy employee tax withholdings	(22)	0	0	0	(785)	0	(785)
Cash dividends	0	0	0	0	(5,318)	0	(5,318)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,330)	0	0	(1,330)
Other comprehensive loss, net of tax	0	0	0	0	0	(3)	(3)
BALANCE, March 31, 2017	30,439	$30	$58,177	$(9,659)	$50,180	$(36)	$98,692

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,484	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,777	2,850
Loss on disposal of fixed assets	0	96
Share–based compensation expense	2,317	1,347
Deferred income tax (benefit) expense	(276)	431
Other charges	3	(2)
Changes in operating assets and liabilities:
Receivables	(8,872)	(4,652)
Inventories	7,098	2,484
Other assets	1,017	356
Accounts payable	22,557	11,308
Accrued payroll and related benefits	(6,981)	(3,308)
Deferred revenue	10,223	5,152
Income taxes	2,234	(70)
Other accrued expenses and liabilities	434	1,475
Net cash provided by operating activities	41,015	20,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(6,496)	(4,385)
Proceeds from sales of short term investments	1,937	2,214
Capital additions	(2,432)	(2,718)
Net cash used in investing activities	(6,991)	(4,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,803	0
Employee tax withholdings related to the vesting of equity awards	(1,330)	(2,455)
Excess tax benefits from share-based compensation	0	862
Repurchase and retirement of common stock to satisfy employee tax withholdings	(785)	0
Payment of dividends	(5,318)	(5,180)
Net cash used in financing activities	(5,630)	(6,773)
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,394	8,357
CASH AND CASH EQUIVALENTS, beginning of period	9,623	6,191
CASH AND CASH EQUIVALENTS, end of period	$38,017	$14,548

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2017 and December 31, 2016, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

At March 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$37,837	$0	$0	$37,837
Money market funds	180	0	0	180
Government and agency securities	22,903	57	(108)	22,852
Corporate debt securities	5,576	15	(19)	5,572
	$66,496	$72	$(127)	$66,441

At December 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$9,166	$0	$0	$9,166
Money market funds	457	0	0	457
Government and agency securities	19,132	51	(96)	19,087
Corporate debt securities	4,791	18	(23)	4,786
	$33,546	$69	$(119)	$33,496

Fixed Assets

Fixed assets are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which are generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $17,876 and $17,868 at March 31, 2017 and December 31, 2016, respectively.

Revenue Recognition

Revenue from direct to consumer product sales is recognized when the earnings process is complete, which is upon transfer of title to the product. Recognition of revenue upon shipment meets the revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. The Company also sells prepaid gift cards to wholesalers. Revenue from these cards is recognized after the card is redeemed online at the Company’s website or via telephone by the customer and the product is shipped to the customer. Revenue from the retail programs is recognized when the product is received at the seller’s location.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2017 and 2016 was $6,432, and $5,175, respectively. The reserve for estimated returns incurred but not received and processed was $1,818 and $740 at March 31, 2017 and December 31, 2016, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $1,889 and $828 for the three months ended March 31, 2017 and 2016, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 12% and 10%, respectively, of inventory purchases for the three months ended March 31, 2017 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the three months ended March 31, 2016, these suppliers supplied approximately 10% and 13%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2017 and December 31, 2016.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$180	$180
Government and agency securities	22,852	22,852
Corporate debt securities	5,572	5,572
Total assets	$28,604	$28,604

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$457	$457
Government and agency securities	19,087	19,087
Corporate debt securities	4,786	4,786
Total assets	$24,330	$24,330

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

	Three Months Ended March 31,
	2017	2016
Net income	$7,484	$2,552
Net income allocated to unvested restricted stock	(74)	(30)
Net income allocated to common shares	$7,410	$2,522
Weighted average shares outstanding:
Basic	29,558	29,027
Effect of dilutive securities	427	344
Diluted	29,985	29,371

Basic income per common share	$0.25	$0.09
Diluted income per common share	$0.25	$0.09

In the three months ended March 31, 2017 and 2016, common stock equivalents representing 159 and 555 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

Cash Flow Information

The Company made payments for income taxes of $4 in the three months ended March 31, 2017.  There were no payments made for income taxes in the three months ended March 31, 2016. Interest payments in the three months ended March 31, 2017 and 2016 were $45 and $42, respectively. For the three months ended March 31, 2017 and 2016, the Company had non-cash capital additions of $793 and $1,290, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently anticipating adopting this standard using the modified retrospective method. Based on its ongoing evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on the amount or timing of revenue recognition for transactions with customers in the direct or retail channels. The Company is still evaluating the impact of gift cards and there could be an impact to the pattern with which revenue is recognized. The Company is continuing to evaluate the effect that the adoption of this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this new accounting standard in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the previous requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified statement of financial position. Instead, entities are required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. The Company adopted this new accounting standard in the first quarter of 2017, which resulted in a reclassification of $1,642 at December 31, 2016 from current deferred income taxes to non-current deferred income taxes in the accompanying consolidated balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $1,382 within income tax expense on the accompanying consolidated statement of operations for the first quarter of 2017 as opposed to being recognized in additional paid-in capital under previous accounting guidance. In addition, the excess tax benefits from share-based compensation are now classified as operating cash flows on the consolidated statements of cash flows instead of being separately stated in the financing activities for the first quarter of 2017. The prior period has not been restated. The Company has elected to continue to estimate expected forfeitures.

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

The following table summarizes the Company’s identifiable intangible assets:

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(1,250)	$13,750	$15,000	$(1,000)	$14,000

Amortization expense for intangible assets was $250 for each of the three months ended March 31, 2017 and 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2017	$750
2018	1,000
2019	1,000
2020	1,000
2021	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2017 or December 31, 2016.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company will also pay an unused line fee. The unused line fee is 0.25% of the total available credit. During the three months ended March 31, 2017 and 2016, the Company incurred no interest expense and $31 and $32, respectively, in an unused line fee under the Credit Facility. Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of March 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2017, the Company had $17 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

The Company issued 93 shares of common stock upon the exercise of stock options in the three months ended March 31, 2017 and received proceeds of $1,803. No stock options were exercised in the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, employees surrendered to the Company 29 and 121 shares of common stock, respectively, valued at $1,330 and $2,455, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the three months ended March 31, 2017, employees surrendered to the Company 22 shares of common stock valued at $785, also in satisfaction of tax withholding obligations, which were retired. During the three months ended March 31, 2017 and 2016, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to March 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.175 per share payable on May 18, 2017 to stockholders of record as of May 8, 2017.

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased under this program during the three months ended March 31, 2017.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	577	$16.04
Granted	0	0.00
Exercised	(93)	19.47
Forfeited/expired	0	0.00
Outstanding, March 31, 2017	484	$15.38	4.32	$19,424
Exercisable, March 31, 2017	253	$12.69	3.71	$10,826
Vested and expected to vest at March 31, 2017	481	$15.37	4.31	$19,288

The Company recorded compensation expense of $262 and $289 in the accompanying consolidated statements of operations during the three months ended March 31, 2017 and 2016, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 was $1,893.  No stock options were exercised during the three months ended March 31, 2016.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	216	$21.51
Granted	140	35.11
Vested	(103)	15.28
Forfeited	(1)	27.43
Nonvested, March 31, 2017	252	$31.60	$14,033

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

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	281	$23.18
Granted	73	35.75
Vested	(26)	21.64
Forfeited	0	0.00
Nonvested, March 31, 2017	328	$26.10	$18,191

The Company recorded compensation expense of $2,055 and $1,058 in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2017, the Company expects 247 shares of restricted stock and 323 restricted stock units to vest.

As of March 31, 2017 there was $13,157 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2020.

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

Contractual Commitments

The Company has entered into agreements with various food suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. The Company anticipates it will meet all annual purchase obligations in 2017.

8.	INCOME TAXES

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.5% for the three months ended March 31, 2017, which was reduced to 20.6% after recording discrete items, primarily due to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. The Company recognized an excess tax benefit from share-based compensation of $1,382 within income tax expense in the accompanying consolidated statement of operations rather than as additional paid-in capital in the accompanying consolidated balance sheet under previous accounting guidance. The estimated effective tax rate was 32.4% in the three months ended March 31, 2016. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2016, the Company had net operating loss carryforwards of approximately $28,038 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2017. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of March 31, 2017 and December 31, 2016 was $175 and $168, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $114 and $109 as of March 31, 2017 and December 31, 2016, respectively.

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

Our 2016 Annual Report listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of the 2016 Annual Report in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Revenue consists primarily of food sales. In the three months ended March 31, 2017, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the three months ended March 31, 2016, the direct channel accounted for 91% of revenue compared to 5% for retail and 4% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We offer customizable programs. Customers are given a meal plan, access to trackers and tools via NuMi by Nutrisystem (an easy-to-use, interactive and personalized weight loss tracking tool), educational digital content and exercise suggestions. Customers are also encouraged to check in periodically with a counselor as their needs change in response to weight loss.

In December 2016, we announced our multi-brand approach with two distinct programs, the clinically-tested Nutrisystem® Lean13 and the all new South Beach Diet®. The Lean13 is designed to deliver weight loss of up to 13 pounds and seven inches in the first month. South Beach Diet® launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida. In 2003, he published “The South Beach Diet,” which became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list.

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

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We have expanded our television and digital reach to both introduce ourselves to new consumers and build brand awareness and to start testing expansion opportunities. Upsell and a la carte sales, including shakes and additional flexible options have continued to expand as more people are adding them to their orders. Revenue for the first quarter of 2017 increased 31% from the comparable period of 2016 to $212.7 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium products. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. Retail revenue also increased due to the favorable timing of shipments which offset a slight decline in QVC revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our 2016 Annual Report.

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

During the three months ended March 31, 2017, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In both the three months ended March 31, 2017 and 2016, the direct channel represented 91% of our revenue. Revenue through the direct channel was $194.1 million in the three months ended March 31, 2017 compared to $147.8 million in the same period of 2016. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2017 was attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$212,677	$162,110	$50,567	31%

COSTS AND EXPENSES:
Cost of revenue	98,230	78,558	19,672	25%
Marketing	81,678	59,354	22,324	38%
General and administrative	19,589	17,562	2,027	12%
Depreciation and amortization	3,777	2,850	927	33%
Total costs and expenses	203,274	158,324	44,950	28%
Operating income	9,403	3,786	5,617	148%
INTEREST (INCOME) EXPENSE, net	(24)	13	(37)	(285)%
Income before income tax expense	9,427	3,773	5,654	150%
INCOME TAX EXPENSE	1,943	1,221	722	59%
Net income	$7,484	$2,552	$4,932	193%

% of revenue
Gross margin	53.8%	51.5%
Marketing	38.4%	36.6%
General and administrative	9.2%	10.8%
Operating income	4.4%	2.3%

Revenue.  Revenue increased to $212.7 million in the first quarter of 2017 from $162.1 million for the first quarter of 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($38.0 million), reactivation revenue ($8.4 million) and increased retail revenue ($4.5 million). QVC revenue decreased slightly. In the first quarter of 2017, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. In the first quarter of 2016, the direct channel accounted for 91% of revenue compared to 5% for retail and 4% for QVC.

Costs and Expenses.  Cost of revenue increased to $98.2 million in the first quarter of 2017 from $78.6 million in the first quarter of 2016. Gross margin as a percent of revenue increased to 53.8% in the first quarter of 2017 from 51.5% for the first quarter of 2016. The increase in gross margin was attributable primarily to lower food costs and less promotional costs from retail.

Marketing expense increased to $81.7 million in the first quarter of 2017 from $59.4 million in the first quarter of 2016. Marketing expense as a percent of revenue increased to 38.4% in the first quarter of 2017 from 36.6% for the first quarter of 2016. Substantially all marketing spending promoted the direct business. The increase in marketing expense was attributable primarily to increased spending for advertising media ($23.9 million) and higher marketing compensation and benefits ($463,000).  These increases were partially offset by a decrease in television production ($1.2 million) and other advertising ($398,000). In total, media spending was $77.1 million in the first quarter of 2017 and $53.2 million in the first quarter of 2016.

General and administrative expense increased to $19.6 million in the first quarter of 2017 compared to $17.6 million in the first quarter of 2016. General and administrative expense as a percent of revenue decreased to 9.2% in the first quarter of 2017 from 10.8% for the first quarter of 2016. The increase in spending was attributable primarily to higher compensation, benefits and commissions ($1.2 million) and higher non-cash expense for share-based payment arrangements ($593,000).

Depreciation and amortization expense increased to $3.8 million in the first quarter of 2017 compared to $2.9 million in the first quarter of 2016 due to increased capital expenditures for our websites, digital tools and new warehouses.

Interest (Income) Expense, Net. Interest income, net was $24,000 in the first quarter of 2017 compared to interest expense, net of $13,000 in the first quarter of 2016 due to higher interest income offset by a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.5% for the first quarter of 2017, which was reduced to 20.6% after recording discrete items, primarily due to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017. Income tax expense in the first quarter of 2017 was $1.9 million. We recognized an excess tax benefit from share-based compensation of $1.4 million within income tax expense rather than as additional paid-in capital under previous accounting guidance. In the first quarter of 2016, we recorded an income tax expense of $1.2 million, which reflects an effective income tax rate of 32.4%.

Contractual Obligations and Commercial Commitments

As of March 31, 2017, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2017 we had working capital of $46.8 million as compared to $41.8 million at December 31, 2016. Cash and cash equivalents at March 31, 2017 were $38.0 million, an increase of $28.4 million from the balance of $9.6 million at December 31, 2016. In addition, we had $28.4 million invested in short term investments at March 31, 2017, as compared to $23.9 million at December 31, 2016, an increase of $4.5 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2017 or December 31, 2016.

In the three months ended March 31, 2017, we generated cash flows of $41.0 million from operating activities, an increase of $21.0 million from the same period of 2016. An increase of $4.9 million in net income and $15.0 million of additional cash flow provided by the net change in operating assets and liabilities were the primary drivers of increased cash flow from operations largely due to the increase in demand and marketing for our products as well as the timing of retail shipments.

In the three months ended March 31, 2017, net cash used in investing activities was $7.0 million, an increase of $2.1 million as we invested additional amounts in short term investments.

In the three months ended March 31, 2017, net cash used in financing activities was $5.6 million and included $5.3 million for the payment of dividends, $1.3 million to satisfy the tax withholding obligations associated with the vesting of equity awards and $785,000 to repurchase and retire common shares to satisfy employee tax withholdings partially offset by $1.8 million of proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased under this program during the three months ended March 31, 2017.

Subsequent to March 31, 2017, our Board of Directors declared a quarterly dividend of $0.175 per share payable on May 18, 2017 to stockholders of record as of May 8, 2017. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2017 of $38.0 million were maintained in bank and money market funds. Additionally, we invested $28.4 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2016 Annual Report under the heading “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended March 31, 2017, provided however that 50,765 shares of common stock, at an average purchase price of $41.68, were surrendered by employees to the Company during such quarter for the payment of the tax liability withholding obligations upon the vesting of shares of restricted stock. Of the shares surrendered, 28,743 shares were included in treasury stock and 22,022 shares were retired.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., effective April 4, 2017 incorporated by reference to  the designated exhibit of the Company’s Current Report on Form 8-K filed on April 5, 2017.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 3, 2017
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	May 3, 2017
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document