Form 10-Q
period 2017-06-30
NUTRI SYSTEM INC /DE/
filed 2017-07-28
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 2017:

Common Stock, $.001 par value	30,033,902 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,821	$9,623
Short term investments	35,286	23,873
Receivables	15,479	17,560
Inventories	27,919	38,504
Other current assets	8,506	10,084
Total current assets	133,011	99,644
FIXED ASSETS, net	31,797	32,643
INTANGIBLE ASSETS, net	13,584	14,084
DEFERRED INCOME TAXES	7,458	6,940
OTHER ASSETS	965	929
Total assets	$186,815	$154,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,747	$33,106
Accrued payroll and related benefits	7,801	10,351
Income taxes payable	6,061	228
Deferred revenue	8,776	7,482
Other accrued expenses and current liabilities	7,299	6,672
Total current liabilities	62,684	57,839
NON-CURRENT LIABILITIES	1,858	1,877
Total liabilities	64,542	59,716
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,555 at June 30, 2017 and 30,203 at December 31, 2016)	30	30
Additional paid-in capital	62,868	54,057
Treasury stock, at cost, 551 shares at June 30, 2017 and 517 shares at December 31, 2016	(9,902)	(8,329)
Retained earnings	69,296	48,799
Accumulated other comprehensive loss	(19)	(33)
Total stockholders’ equity	122,273	94,524
Total liabilities and stockholders’ equity	$186,815	$154,240

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$194,894	$149,823	$407,571	$311,933

COSTS AND EXPENSES:
Cost of revenue	89,097	69,142	187,327	147,700
Marketing	44,840	35,588	126,518	94,942
General and administrative	21,405	17,475	40,994	35,037
Depreciation and amortization	3,789	2,978	7,566	5,828
Total costs and expenses	159,131	125,183	362,405	283,507
Operating income	35,763	24,640	45,166	28,426
INTEREST (INCOME) EXPENSE, net	(2)	21	(26)	34
Income before income tax expense	35,765	24,619	45,192	28,392
INCOME TAX EXPENSE	11,330	8,501	13,273	9,722
Net income	$24,435	$16,118	$31,919	$18,670
BASIC INCOME PER COMMON SHARE	$0.82	$0.55	$1.07	$0.64
DILUTED INCOME PER COMMON SHARE	$0.80	$0.54	$1.05	$0.63
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,696	29,188	29,627	29,105
Diluted	30,206	29,461	30,096	29,414
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,435	$16,118	$31,919	$18,670
OTHER COMPREHENSIVE INCOME:
Short term investments:
Unrealized gain, net of income tax expense of $9, $25, $7 and $48, respectively	17	44	14	87
Comprehensive income	$24,452	$16,162	$31,933	$18,757

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2017	30,203	$30	$54,057	$(8,329)	$48,799	$(33)	$94,524
Net income	0	0	0	0	31,919	0	31,919
Share-based compensation expense	178	0	5,274	0	0	0	5,274
Exercise of stock options	196	0	3,537	0	0	0	3,537
Purchase and retirement of common shares to satisfy employee tax withholdings	(22)	0	0	0	(785)	0	(785)
Cash dividends	0	0	0	0	(10,637)	0	(10,637)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,573)	0	0	(1,573)
Other comprehensive income, net of tax	0	0	0	0	0	14	14
BALANCE, June 30, 2017	30,555	$30	$62,868	$(9,902)	$69,296	$(19)	$122,273

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,919	$18,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,566	5,828
Loss on disposal of fixed assets	0	104
Share–based compensation expense	5,274	3,666
Deferred income tax (benefit) expense	(534)	171
Other charges	12	1
Changes in operating assets and liabilities:
Receivables	2,081	2,828
Inventories	10,585	8,374
Other assets	1,542	3,061
Accounts payable	(489)	(10,029)
Accrued payroll and related benefits	(2,550)	(2,266)
Deferred revenue	1,294	2,651
Income taxes	5,842	5,558
Other accrued expenses and liabilities	254	778
Net cash provided by operating activities	62,796	39,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(17,702)	(10,998)
Proceeds from sales of short term investments	6,298	3,175
Capital additions	(5,736)	(6,569)
Net cash used in investing activities	(17,140)	(14,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3,537	1,102
Employee tax withholdings related to the vesting of equity awards	(1,573)	(2,630)
Excess tax benefits from share-based compensation	0	1,396
Repurchase and retirement of common stock to satisfy employee tax withholdings	(785)	0
Payment of dividends	(10,637)	(10,375)
Net cash used in financing activities	(9,458)	(10,507)
NET INCREASE IN CASH AND CASH EQUIVALENTS	36,198	14,496
CASH AND CASH EQUIVALENTS, beginning of period	9,623	6,191
CASH AND CASH EQUIVALENTS, end of period	$45,821	$20,687

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2017 and December 31, 2016, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

Short term investments consist of investments in government and agency securities and corporate debt securities with original maturities between three months and three years. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of related tax effects.

At June 30, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$45,559	$0	$0	$45,559
Money market funds	262	0	0	262
Government and agency securities	27,104	78	(127)	27,055
Corporate debt securities	8,211	39	(19)	8,231
	$81,136	$117	$(146)	$81,107

At December 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$9,166	$0	$0	$9,166
Money market funds	457	0	0	457
Government and agency securities	19,132	51	(96)	19,087
Corporate debt securities	4,791	18	(23)	4,786
	$33,546	$69	$(119)	$33,496

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $17,394 and $17,868 at June 30, 2017 and December 31, 2016, respectively.

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

Nutrisystem’s direct to consumer customers may return unopened ready-to-go products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2017 was $5,748, and $12,180, respectively, and $4,486 and $9,661 for the three and six months ended June 30, 2016, respectively. The reserve for estimated returns incurred but not received and processed was $1,921 and $740 at June 30, 2017 and December 31, 2016, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $1,993 and $3,882 for the three and six months ended June 30, 2017, respectively, and $775 and $1,603 for the three and six months ended June 30, 2016, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 12%, 9% and 7%, respectively, of inventory purchases for the six months ended June 30, 2017 were from three suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the six months ended June 30, 2016, these suppliers supplied approximately 11%, 12% and 10%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2017 and December 31, 2016.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$262	$262
Government and agency securities	27,055	27,055
Corporate debt securities	8,231	8,231
Total assets	$35,548	$35,548

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$457	$457
Government and agency securities	19,087	19,087
Corporate debt securities	4,786	4,786
Total assets	$24,330	$24,330

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,435	$16,118	$31,919	$18,670
Net income allocated to unvested restricted stock	(199)	(125)	(287)	(173)
Net income allocated to common shares	$24,236	$15,993	$31,632	$18,497
Weighted average shares outstanding:
Basic	29,696	29,188	29,627	29,105
Effect of dilutive securities	510	273	469	309
Diluted	30,206	29,461	30,096	29,414

Basic income per common share	$0.82	$0.55	$1.07	$0.64
Diluted income per common share	$0.80	$0.54	$1.05	$0.63

In the three and six months ended June 30, 2017, common stock equivalents representing 142 and 151 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met. In the three and six months ended June 30, 2016, common stock equivalents representing 415 and 485 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements had not yet been met.

Cash Flow Information

The Company made payments for income taxes of $7,984 and $2,597 in the six months ended June 30, 2017 and 2016. Interest payments in the six months ended June 30, 2017 and 2016 were $101 and $88, respectively. For the six months ended June 30, 2017 and 2016, the Company had non-cash capital additions of $1,032 and $1,435, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently anticipating adopting this standard using the modified retrospective method. Based on its ongoing evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on the amount or timing of revenue recognition for transactions with customers in the direct or retail channels. The Company is still evaluating the impact of gift cards and there could be an impact to the pattern with which revenue is recognized as well as the gross amount of revenue that is presented. The Company is continuing to evaluate the effect that the adoption of this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $1,325 and $2,707, respectively, for the three and six months ended June 30, 2017 within income tax expense on the accompanying consolidated statements of operations as opposed to being recognized in additional paid-in capital under previous accounting guidance. In addition, the excess tax benefits from share-based compensation are now classified as operating cash flows on the consolidated statements of cash flows instead of being separately stated in the financing activities for the six months ended June 30, 2017. The prior period has not been restated. The Company has elected to continue to estimate expected forfeitures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

The Company developed the South Beach Diet® meal programs, products, and services in 2016 and launched a structured meal delivery weight-loss program as a distinct brand in 2017. The acquisition provides consumers with additional choices and enables the Company the ability to capture a greater share of the commercial weight loss market as it further leverages its expertise in product development, marketing, ecommerce, supply chain logistics and retail.

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

The following table summarizes the Company’s identifiable intangible assets:

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(1,500)	$13,500	$15,000	$(1,000)	$14,000

Amortization expense for intangible assets was $500 in both the six months ended June 30, 2017 and 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2017	$500
2018	1,000
2019	1,000
2020	1,000
2021	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2017 or December 31, 2016.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. During both the three and six months ended June 30, 2017, the Company incurred no interest expense and $32 and $63, respectively, in an unused line fee under the Credit Facility. In the comparable periods of 2016, the Company incurred no interest expense and $31 and $63 in unused line fees, respectively.  Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of June 30, 2017, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2017, the Company had $16 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

The Company issued 196 and 97 shares of common stock upon the exercise of stock options in the six months ended June 30, 2017 and 2016, respectively, and received proceeds of $3,537 and $1,102, respectively. During the six months ended June 30, 2017 and 2016, employees surrendered to the Company 34 and 128 shares of common stock, respectively, valued at $1,573 and $2,630, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the six months ended June 30, 2017, employees surrendered to the Company 22 shares of common stock valued at $785, also in satisfaction of tax withholding obligations, which were retired. In the six months ended June 30, 2017 and 2016, the Company issued 14 and 27 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $700 for both the six months ended June 30, 2017 and 2016, respectively. During each of the quarters in the six months ended June 30, 2017 and 2016, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to June 30, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.175 per share payable on August 17, 2017 to stockholders of record as of August 7, 2017.

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased under this program during the six months ended June 30, 2017.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	577	$16.04
Granted	0	0.00
Exercised	(196)	18.05
Forfeited/expired	0	0.00
Outstanding, June 30, 2017	381	$15.00	4.02	$14,109
Exercisable, June 30, 2017	174	$9.72	2.93	$7,378
Vested and expected to vest at June 30, 2017	378	$14.97	4.02	$14,018

The Company recorded compensation expense of $213 and $475 in the accompanying consolidated statements of operations during the three and six months ended June 30, 2017, respectively, for stock option awards. During the three and six months ended June 30, 2016, the Company recorded compensation expense of $266 and $555, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $3,529 and $5,422, respectively, and $1,400 and $1,400, respectively, for the comparable periods of 2016.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	216	$21.51
Granted	140	35.11
Vested	(116)	14.70
Forfeited	(2)	28.70
Nonvested, June 30, 2017	238	$32.82	$12,385

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	281	$23.18
Granted	73	35.75
Vested	(26)	21.64
Forfeited	(1)	20.52
Nonvested, June 30, 2017	327	$26.11	$17,043

The Company recorded compensation expense of $2,044 and $4,099 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017, respectively, and $1,353 and $2,411, respectively, for the comparable periods of 2016 in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2017, the Company expects 233 shares of restricted stock and 322 restricted stock units to vest.

As of June 30, 2017 there was $11,315 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2020.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% in both the three and six months ended June 30, 2017, which was reduced to 31.7% and 29.4%, respectively, after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. The Company recognized an excess tax benefit from share-based compensation of $1,325 and $2,707 in the three and six months ended June 30, 2017, respectively, within income tax expense in the accompanying consolidated statements of operations rather than as additional paid-in capital in the accompanying consolidated balance sheet under previous accounting guidance. The effective income tax rate applied to income before income tax expense was 34.5% and 34.2% in the three and six months ended June 30, 2016, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2016, the Company had net operating loss carryforwards of approximately $28,038 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2017. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of June 30, 2017 and December 31, 2016 was $183 and $168, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $119 and $109 as of June 30, 2017 and December 31, 2016, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue consists primarily of food sales. In the six months ended June 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the six months ended June 30, 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point. Also, we continue to offer our Nutrisystem® programs through the use of prepaid gift cards. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We have expanded our television and digital reach to both introduce ourselves to new consumers and build brand awareness and to start testing expansion opportunities. Upsell and a la carte sales, including shakes and additional flexible options have continued to grow as more people are adding them to their orders. Revenue for the six months ended June 30, 2017 increased 31% from the comparable period of 2016 to $407.6 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium products. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. Retail and QVC revenue also increased during the six months ended June 30, 2017 as compared to the prior period.

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

During the six months ended June 30, 2017, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the six months ended June 30, 2017 and 2016 the direct channel represented 92% and 91%, respectively, of our revenue. Revenue through the direct channel was $181.6 million and $375.7 million in the three and six months ended June 30, 2017 compared to $136.2 million and $284.0 million in the same period of 2016. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2017 was attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$194,894	$149,823	$45,071	30%

COSTS AND EXPENSES:
Cost of revenue	89,097	69,142	19,955	29%
Marketing	44,840	35,588	9,252	26%
General and administrative	21,405	17,475	3,930	22%
Depreciation and amortization	3,789	2,978	811	27%
Total costs and expenses	159,131	125,183	33,948	27%
Operating income	35,763	24,640	11,123	45%
INTEREST (INCOME) EXPENSE, net	(2)	21	(23)	(110)%
Income before income tax expense	35,765	24,619	11,146	45%
INCOME TAX EXPENSE	11,330	8,501	2,829	33%
Net income	$24,435	$16,118	$8,317	52%

% of revenue
Gross margin	54.3%	53.9%
Marketing	23.0%	23.8%
General and administrative	11.0%	11.7%
Operating income	18.3%	16.4%

Revenue.  Revenue increased to $194.9 million in the second quarter of 2017 from $149.8 million for the second quarter of 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($35.6 million) and reactivation revenue ($10.0 million) which offset a decline in retail revenue of $1.1 million. In the second quarter of 2017, the direct channel accounted for 93% of revenue compared to 4% for retail and 3% for QVC. In the second quarter of 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $89.1 million in the second quarter of 2017 from $69.1 million in the second quarter of 2016. Gross margin as a percent of revenue increased to 54.3% in the second quarter of 2017 from 53.9% for the second quarter of 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel, less promotional costs from retail and increases in average selling prices which offset increased packaging and freight costs due to increased sales of our frozen products.

Marketing expense increased to $44.8 million in the second quarter of 2017 from $35.6 million in the second quarter of 2016. Marketing expense as a percent of revenue decreased to 23.0% in the second quarter of 2017 from 23.8% for the second quarter of 2016. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($9.5 million) and higher marketing compensation and benefits ($395,000).  These increases were partially offset by a decrease in television production ($573,000). In total, media spending was $40.1 million in the second quarter of 2017 and $30.6 million in the second quarter of 2016.

General and administrative expense increased to $21.4 million in the second quarter of 2017 compared to $17.5 million in the second quarter of 2016. General and administrative expense as a percent of revenue decreased to 11.0% in the second quarter of 2017 from 11.7% for the second quarter of 2016. The increase in spending was attributable primarily to higher compensation, benefits and commissions ($2.6 million), increased professional, outside and computer services ($858,000) and higher non-cash expense for share-based payment arrangements ($364,000).

Depreciation and amortization expense increased to $3.8 million in the second quarter of 2017 compared to $3.0 million in the second quarter of 2016 due to increased capital expenditures for our websites, digital tools and new warehouses.

Interest (Income) Expense, Net. Interest income, net was $2,000 in the second quarter of 2017 compared to interest expense, net of $21,000 in the second quarter of 2016 due to higher interest income offset by a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% for the second quarter of 2017, which was reduced to 31.7% after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017. Income tax expense in the second quarter of 2017 was $11.3 million. We recognized an excess tax benefit from share-based compensation of $1.3 million within income tax expense rather than as additional paid-in capital under previous accounting guidance which offset an increase in the effective tax rate for state income taxes. In the second quarter of 2016, we recorded an income tax expense of $8.5 million, which reflects an effective income tax rate of 34.5%.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$407,571	$311,933	$95,638	31%

COSTS AND EXPENSES:
Cost of revenue	187,327	147,700	39,627	27%
Marketing	126,518	94,942	31,576	33%
General and administrative	40,994	35,037	5,957	17%
Depreciation and amortization	7,566	5,828	1,738	30%
Total costs and expenses	362,405	283,507	78,898	28%
Operating income	45,166	28,426	16,740	59%
INTEREST (INCOME) EXPENSE, net	(26)	34	(60)	(176)%
Income before income tax expense	45,192	28,392	16,800	59%
INCOME TAX EXPENSE	13,273	9,722	3,551	37%
Net income	$31,919	$18,670	$13,249	71%

% of revenue
Gross margin	54.0%	52.7%
Marketing	31.0%	30.4%
General and administrative	10.1%	11.2%
Operating income	11.1%	9.1%

Revenue.  Revenue increased to $407.6 million in the six months ended June 30, 2017 from $311.9 million in the comparable period of 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($73.4 million), reactivation revenue ($18.4 million) and increased retail revenue ($3.4 million). In the six months ended June 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the six months ended June 30, 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $187.3 million in the six months ended June 30, 2017 from $147.7 million in the comparable period of 2016. Gross margin as a percent of revenue increased to 54.0% in the six months ended June 30, 2017 from 52.7% for the comparable period of 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel, less promotional costs from retail and increases in average selling prices partially offset by increased packaging and freight costs due to the increased sales of our frozen products.

Marketing expense increased to $126.5 million in the six months ended June 30, 2017 from $94.9 million in the comparable period of 2016. Marketing expense as a percent of revenue increased to 31.0% in the six months ended June 30, 2017 from 30.4% for the comparable period of 2016. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($33.5 million) and higher marketing compensation and benefits ($858,000).  These increases were partially offset by decreased television production ($1.8 million), other advertising ($406,000) and public relations ($343,000). In total, media spending was $117.3 million in the six months ended June 30, 2017 and $83.8 million in the six months ended June 30, 2016.

General and administrative expense increased to $41.0 million in the six months ended June 30, 2017 from $35.0 million in the comparable period of 2016. General and administrative expense as a percent of revenue decreased to 10.1% in the six months ended June 30, 2017 from 11.2% in the comparable period of 2016. The increase in spending was due primarily to higher compensation, benefits and commissions ($3.8 million), higher non-cash expense for share-based payment arrangements ($957,000) and higher professional, outside and computer services ($899,000). These increases were partially offset by decreased spending in research and development ($247,000).

Depreciation and amortization expense increased to $7.6 million in the six months ended June 30, 2017 compared to $5.8 million in the six months ended June 30, 2016 due to increased capital expenditures for our website, digital tools and our new warehouses.

Interest (Income) Expense, net. Interest income, net was $26,000 in the six months ended June 30, 2017 compared to interest expense, net of $34,000 in the comparable period of 2016 due to higher interest income offset by a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense.  We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% for the six months ended June 30, 2017, which was reduced to 29.4% after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017. Income tax expense in the six months ended June 30, 2017 was $13.3 million. We recognized an excess tax benefit from share-based compensation of $2.7 million within income tax expense rather than as additional paid-in capital under previous accounting guidance which offset an increase in the effective tax rate for state income taxes. In the six months ended June 30, 2016, we recorded an income tax expense of $9.7 million, which reflects an effective income tax rate of 34.2%.

Contractual Obligations and Commercial Commitments

As of June 30, 2017, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2017, we had working capital of $70.3 million as compared to $41.8 million at December 31, 2016. Cash and cash equivalents at June 30, 2017 were $45.8 million, an increase of $36.2 million from the balance of $9.6 million at December 31, 2016. In addition, we had $35.3 million invested in short term investments at June 30, 2017, as compared to $23.9 million at December 31, 2016, an increase of $11.4 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2017 or December 31, 2016.

In the six months ended June 30, 2017, we generated cash flows of $62.8 million from operating activities, an increase of $23.4 million from the same period of 2016. An increase of $13.2 million in net income and $7.6 million of additional cash flow provided by the net change in operating assets and liabilities were the primary drivers of increased cash flow from operations largely due to the increase in demand and marketing for our products.

In the six months ended June 30, 2017, net cash used in investing activities was $17.1 million, an increase of $2.7 million from the same period of 2016, as we invested additional amounts in short term investments. Capital additions decreased $833,000 in the six months ended June 30, 2017 as compared to the same period of 2016 as the prior year included additions for the launch of South Beach Diet and additional ecommerce projects.

In the six months ended June 30, 2017, net cash used in financing activities was $9.5 million, a decrease of $1.0 million from the same period of 2016, as we received additional proceeds from the exercise of stock options which offset the reduced payments to satisfy employee tax withholdings. During the six months ended June 30, 2017 we paid $10.6 million for dividends, $1.6 million to satisfy the tax withholding obligations associated with the vesting of equity awards and $785,000 to repurchase and retire shares of common stock to satisfy employee tax withholdings partially offset by $3.5 million of proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased under this program during the six months ended June 30, 2017.

Subsequent to June 30, 2017, our Board of Directors declared a quarterly dividend of $0.175 per share payable on August 17, 2017 to stockholders of record as of August 7, 2017. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2017 of $45.8 million were maintained in bank and money market funds. Additionally, we invested $35.3 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no reportable purchases during the quarter ended June 30, 2017, provided however that 4,770 shares of common stock, at an average purchase price of $50.74, were surrendered by employees to the Company during such quarter for the payment of the tax liability withholding obligations upon the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., effective April 4, 2017 incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on April 5, 2017.

10.1	Second Amended and Restated Nutrisystem, Inc. 2008 Long-Term Incentive Plan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2017.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	July 28, 2017
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	July 28, 2017
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

No.	Description

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document