Form 10-Q
period 2017-09-30
NUTRI SYSTEM INC /DE/
filed 2017-11-01
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2017:

Common Stock, $.001 par value	30,039,432 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,648	$9,623
Short term investments	41,968	23,873
Receivables	18,898	17,560
Inventories	23,834	38,504
Prepaid income taxes	1,826	0
Other current assets	7,075	10,084
Total current assets	141,249	99,644
FIXED ASSETS, net	31,339	32,643
INTANGIBLE ASSETS, net	13,334	14,084
DEFERRED INCOME TAXES	7,932	6,940
OTHER ASSETS	993	929
Total assets	$194,847	$154,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,682	$33,106
Accrued payroll and related benefits	9,978	10,351
Income taxes payable	0	228
Deferred revenue	9,373	7,482
Other accrued expenses and current liabilities	6,300	6,672
Total current liabilities	59,333	57,839
NON-CURRENT LIABILITIES	1,865	1,877
Total liabilities	61,198	59,716
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,591 at September 30, 2017 and 30,203 at December 31, 2016)	30	30
Additional paid-in capital	66,100	54,057
Treasury stock, at cost, 551 shares at September 30, 2017 and 517 shares at December 31, 2016	(9,925)	(8,329)
Retained earnings	77,473	48,799
Accumulated other comprehensive loss	(29)	(33)
Total stockholders’ equity	133,649	94,524
Total liabilities and stockholders’ equity	$194,847	$154,240

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$158,149	$124,571	$565,720	$436,504

COSTS AND EXPENSES:
Cost of revenue	72,357	57,694	259,684	205,394
Marketing	42,067	33,499	168,585	128,441
General and administrative	18,626	16,707	59,620	51,744
Depreciation and amortization	3,755	4,332	11,321	10,160
Total costs and expenses	136,805	112,232	499,210	395,739
Operating income	21,344	12,339	66,510	40,765
INTEREST (INCOME) EXPENSE, net	(48)	(11)	(74)	23
Income before income tax expense	21,392	12,350	66,584	40,742
INCOME TAX EXPENSE	6,365	4,401	19,638	14,123
Net income	$15,027	$7,949	$46,946	$26,619
BASIC INCOME PER COMMON SHARE	$0.50	$0.27	$1.57	$0.90
DILUTED INCOME PER COMMON SHARE	$0.49	$0.27	$1.54	$0.90
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,799	29,320	29,685	29,162
Diluted	30,299	29,613	30,164	29,465
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$15,027	$7,949	$46,946	$26,619
OTHER COMPREHENSIVE INCOME:
Short term investments:
Unrealized (loss) gain, net of income tax (benefit) expense of ($6), ($20), $1 and $28, respectively	(10)	(35)	4	52
Comprehensive income	$15,017	$7,914	$46,950	$26,671

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2017	30,203	$30	$54,057	$(8,329)	$48,799	$(33)	$94,524
Net income	0	0	0	0	46,946	0	46,946
Share-based compensation expense	178	0	7,899	0	0	0	7,899
Exercise of stock options	261	0	4,144	0	0	0	4,144
Purchase and retirement of common shares	(51)	0	0	0	(2,285)	0	(2,285)
Cash dividends	0	0	0	0	(15,987)	0	(15,987)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,596)	0	0	(1,596)
Other comprehensive income, net of tax	0	0	0	0	0	4	4
BALANCE, September 30, 2017	30,591	$30	$66,100	$(9,925)	$77,473	$(29)	$133,649

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,946	$26,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,321	10,160
Loss on disposal of fixed assets	0	104
Share–based compensation expense	7,899	5,134
Deferred income tax (benefit) expense	(1,015)	1,609
Other charges	26	2
Changes in operating assets and liabilities:
Receivables	(1,338)	6,662
Inventories	14,670	11,102
Other assets	2,945	3,290
Accounts payable	599	(6,698)
Accrued payroll and related benefits	(373)	(273)
Deferred revenue	1,891	193
Income taxes	(2,032)	(1,153)
Other accrued expenses and liabilities	(586)	(827)
Net cash provided by operating activities	80,953	55,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(30,196)	(14,067)
Proceeds from sales of short term investments	12,080	4,047
Capital additions	(9,088)	(10,444)
Net cash used in investing activities	(27,204)	(20,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,144	1,839
Employee tax withholdings related to the vesting of equity awards	(1,596)	(2,652)
Excess tax benefits from share-based compensation	0	1,766
Repurchase and retirement of common stock	(2,285)	0
Payment of dividends	(15,987)	(15,587)
Net cash used in financing activities	(15,724)	(14,634)
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,025	20,826
CASH AND CASH EQUIVALENTS, beginning of period	9,623	6,191
CASH AND CASH EQUIVALENTS, end of period	$47,648	$27,017

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

Interim Financial Statements

The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2017 and December 31, 2016, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

At September 30, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$47,432	$0	$0	$47,432
Money market funds	216	0	0	216
Government and agency securities	37,884	114	(158)	37,840
Corporate debt securities	4,129	10	(11)	4,128
	$89,661	$124	$(169)	$89,616

At December 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$9,166	$0	$0	$9,166
Money market funds	457	0	0	457
Government and agency securities	19,132	51	(96)	19,087
Corporate debt securities	4,791	18	(23)	4,786
	$33,546	$69	$(119)	$33,496

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $17,170 and $17,868 at September 30, 2017 and December 31, 2016, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2017 was $3,949, and $16,129, respectively, and $2,706 and $12,367 for the three and nine months ended September 30, 2016, respectively. The reserve for estimated returns incurred but not received and processed was $1,558 and $740 at September 30, 2017 and December 31, 2016, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $1,890 and $5,772 for the three and nine months ended September 30, 2017, respectively, and $687 and $2,290 for the three and nine months ended September 30, 2016, respectively. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Dependence on Suppliers

Approximately 11% and 9%, respectively, of inventory purchases for the nine months ended September 30, 2017 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the nine months ended September 30, 2016, these suppliers supplied approximately 11% and 12%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2017 and December 31, 2016.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$216	$216
Government and agency securities	37,840	37,840
Corporate debt securities	4,128	4,128
Total assets	$42,184	$42,184

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$457	$457
Government and agency securities	19,087	19,087
Corporate debt securities	4,786	4,786
Total assets	$24,330	$24,330

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$15,027	$7,949	$46,946	$26,619
Net income allocated to unvested restricted stock	(119)	(59)	(404)	(230)
Net income allocated to common shares	$14,908	$7,890	$46,542	$26,389
Weighted average shares outstanding:
Basic	29,799	29,320	29,685	29,162
Effect of dilutive securities	500	293	479	303
Diluted	30,299	29,613	30,164	29,465

Basic income per common share	$0.50	$0.27	$1.57	$0.90
Diluted income per common share	$0.49	$0.27	$1.54	$0.90

In the three and nine months ended September 30, 2017, common stock equivalents representing 142 and 148 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met. In the three and nine months ended September 30, 2016, common stock equivalents representing 212 and 394 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements had not yet been met.

Cash Flow Information

The Company made payments for income taxes of $22,705 and $11,900 in the nine months ended September 30, 2017 and 2016. Interest payments in the nine months ended September 30, 2017 and 2016 were $156 and $126, respectively. For the nine months ended September 30, 2017 and 2016, the Company had non-cash capital additions of $727 and $897, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently anticipating adopting this standard using the modified retrospective method. Based on its ongoing evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on the amount or timing of revenue recognition for transactions with customers in the direct or retail channels. The Company continues to evaluate the impact of the new accounting on its gift cards. The Company anticipates recognizing the estimated breakage of gift cards over the pattern of redemption of the gift cards. Currently, the Company recognizes gift card breakage when the likelihood of redemption becomes remote. The Company will also present the revenue and commissions associated with gift cards sold by wholesalers on a gross basis. Currently, the Company presents this revenue on a net basis. The Company expects that these changes in accounting for gift cards will have an impact on the timing of revenue recognition and the gross amount of revenue and expenses presented in the consolidated statements of operations. Additionally, the Company will recognize contract assets for the carrying amount of any product expected to be returned and for any costs to obtain a contract if the contract is more than one year. Product expected to be returned is currently presented as a reduction of the related reserve for returns. The Company is continuing to evaluate the effect that the adoption of this new accounting standard will have on its consolidated financial statements, internal controls and footnote disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $1,007 and $3,714, respectively, for the three and nine months ended September 30, 2017 within income tax expense on the accompanying consolidated statements of operations as opposed to being recognized in additional paid-in capital under previous accounting guidance. In addition, the excess tax benefits from share-based compensation are now classified as operating cash flows on the consolidated statements of cash flows instead of being separately stated in the financing activities for the nine months ended September 30, 2017. The prior period has not been restated. The Company has elected to continue to estimate expected forfeitures.

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

The following table summarizes the Company’s identifiable intangible assets:

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(1,750)	$13,250	$15,000	$(1,000)	$14,000

Amortization expense for intangible assets was $750 in both the nine months ended September 30, 2017 and 2016. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2017	$250
2018	1,000
2019	1,000
2020	1,000
2021	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2017 or December 31, 2016.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. During both the three and nine months ended September 30, 2017, the Company incurred no interest expense and $32 and $95, respectively, in an unused line fee under the Credit Facility. In the comparable periods of 2016, the Company incurred no interest expense and $32 and $95 in unused line fees, respectively.  Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of September 30, 2017, the Company was in compliance with all covenants contained in the Credit Facility.

At September 30, 2017, the Company had $15 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	CAPITAL STOCK

Common Stock

The Company issued 261 and 181 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2017 and 2016, respectively, and received proceeds of $4,144 and $1,839, respectively. During the nine months ended September 30, 2017 and 2016, employees surrendered to the Company 34 and 128 shares of common stock, respectively, valued at $1,596 and $2,652, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the nine months ended September 30, 2017, employees surrendered to the Company 22 shares of common stock valued at $785, also in satisfaction of tax withholding obligations, which were retired. In the nine months ended September 30, 2017 and 2016, the Company issued 14 and 27 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $700 for both the nine months ended September 30, 2017 and 2016, respectively. During each of the quarters in the nine months ended September 30, 2017 and 2016, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to September 30, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.175 per share payable on November 16, 2017 to stockholders of record as of November 6, 2017.

On May 3, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. During the nine months ended September 30, 2017, the Company purchased and subsequently retired 29 shares of common stock under this program for an aggregate cost of $1,500. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace its existing share repurchase program that expires on November 3, 2017. The Company may repurchase up to $50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	577	$16.04
Granted	0	0.00
Exercised	(261)	15.90
Forfeited/expired	0	0.00
Outstanding, September 30, 2017	316	$16.15	4.00	$12,570
Exercisable, September 30, 2017	110	$9.91	2.69	$5,043
Vested and expected to vest at September 30, 2017	313	$16.12	4.00	$12,468

The Company recorded compensation expense of $204 and $679 in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2017, respectively, for stock option awards. During the three and nine months ended September 30, 2016, the Company recorded compensation expense of $264 and $819, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $2,847 and $8,269, respectively, and $1,610 and $3,010, respectively, for the comparable periods of 2016.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	216	$21.51
Granted	140	35.11
Vested	(117)	14.78
Forfeited	(2)	29.53
Nonvested, September 30, 2017	237	$32.87	$13,220

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2017	281	$23.18
Granted	73	35.75
Vested	(26)	21.64
Forfeited	(1)	20.52
Nonvested, September 30, 2017	327	$26.11	$18,304

The Company recorded compensation expense of $2,421 and $6,520 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, and $1,204 and $3,615, respectively, for the comparable periods of 2016 in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2017, the Company expects 231 shares of restricted stock and 322 restricted stock units to vest.

As of September 30, 2017, there was $9,677 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2020.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% in both the three and nine months ended September 30, 2017, respectively, which was reduced to 29.8% and 29.5%, respectively, after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. The Company recognized an excess tax benefit from share-based compensation of $1,007 and $3,714 in the three and nine months ended September 30, 2017, respectively, within income tax expense in the accompanying consolidated statements of operations rather than as additional paid-in capital in the accompanying consolidated balance sheet under previous accounting guidance. The effective income tax rate applied to income before income tax expense was 35.6% and 34.7% in the three and nine months ended September 30, 2016, respectively. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2016, the Company had net operating loss carryforwards of approximately $28,038 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2017. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of September 30, 2017 and December 31, 2016 was $190 and $168, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $124 and $109 as of September 30, 2017 and December 31, 2016, respectively.

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

Revenue consists primarily of food sales. In the nine months ended September 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the nine months ended September 30, 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We have expanded our television and digital reach to both introduce ourselves to new consumers and build brand awareness and to start testing expansion opportunities. Upsell and a la carte sales, including shakes and additional flexible options have continued to grow as more people are adding them to their orders. Revenue for the nine months ended September 30, 2017 increased 30% from the comparable period of 2016 to $565.7 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium products. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. Retail and QVC revenue also increased during the nine months ended September 30, 2017 as compared to the prior period.

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

During the nine months ended September 30, 2017, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the nine months ended September 30, 2017 and 2016 the direct channel represented 92% and 91%, respectively, of our revenue. Revenue through the direct channel was $147.0 million and $522.7 million in the three and nine months ended September 30, 2017 compared to $114.9 million and $398.9 million in the same period of 2016. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2017 was attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium product. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$158,149	$124,571	$33,578	27%

COSTS AND EXPENSES:
Cost of revenue	72,357	57,694	14,663	25%
Marketing	42,067	33,499	8,568	26%
General and administrative	18,626	16,707	1,919	11%
Depreciation and amortization	3,755	4,332	(577)	(13)%
Total costs and expenses	136,805	112,232	24,573	22%
Operating income	21,344	12,339	9,005	73%
INTEREST INCOME, net	(48)	(11)	(37)	336%
Income before income tax expense	21,392	12,350	9,042	73%
INCOME TAX EXPENSE	6,365	4,401	1,964	45%
Net income	$15,027	$7,949	$7,078	89%

% of revenue
Gross margin	54.2%	53.7%
Marketing	26.6%	26.9%
General and administrative	11.8%	13.4%
Operating income	13.5%	9.9%

Revenue.  Revenue increased to $158.1 million in the third quarter of 2017 from $124.6 million for the third quarter of 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($22.3 million) and reactivation revenue ($9.9 million). In the third quarter of 2017, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In the third quarter of 2016, the direct channel accounted for 92% of revenue compared to 6% for retail and 2% for QVC.

Costs and Expenses.  Cost of revenue increased to $72.4 million in the third quarter of 2017 from $57.7 million in the third quarter of 2016. Gross margin as a percent of revenue increased to 54.2% in the third quarter of 2017 from 53.7% for the third quarter of 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel and increases in average selling prices which offset increased packaging and freight costs due to increased sales of our frozen products.

Marketing expense increased to $42.1 million in the third quarter of 2017 from $33.5 million in the third quarter of 2016. Marketing expense as a percent of revenue decreased to 26.6% in the third quarter of 2017 from 26.9% for the third quarter of 2016. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($7.8 million), higher marketing compensation and benefits ($513,000) and an increase in television production ($286,000).  These increases were partially offset by a decrease in public relations ($146,000). In total, media spending was $36.5 million in the third quarter of 2017 and $28.7 million in the third quarter of 2016.

General and administrative expense increased to $18.6 million in the third quarter of 2017 compared to $16.7 million in the third quarter of 2016. General and administrative expense as a percent of revenue decreased to 11.8% in the third quarter of 2017 from 13.4% for the third quarter of 2016. The increase in spending was attributable primarily to higher compensation, benefits and commissions ($1.3 million), higher non-cash expense for share-based payment arrangements ($777,000) and increased professional, outside and computer services ($423,000). These increases were partially offset by decreased spending in new packaging design ($485,000).

Depreciation and amortization expense decreased to $3.8 million in the third quarter of 2017 compared to $4.3 million in the third quarter of 2016 as the third quarter of 2016 included a charge of $1.3 million to write-down certain software licenses.

Interest Income, Net. Interest income, net was $48,000 in the third quarter of 2017 compared to $11,000 in the third quarter of 2016 due to higher interest income offset by a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% for the third quarter of 2017, which was reduced to 29.8% after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017. Income tax expense in the third quarter of 2017 was $6.4 million. We recognized an excess tax benefit from share-based compensation of $1.0 million within income tax expense rather than as additional paid-in capital under previous accounting guidance which offset an increase in the effective tax rate for state income taxes. In the third quarter of 2016, we recorded an income tax expense of $4.4 million, which reflects an effective income tax rate of 35.6%.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$565,720	$436,504	$129,216	30%

COSTS AND EXPENSES:
Cost of revenue	259,684	205,394	54,290	26%
Marketing	168,585	128,441	40,144	31%
General and administrative	59,620	51,744	7,876	15%
Depreciation and amortization	11,321	10,160	1,161	11%
Total costs and expenses	499,210	395,739	103,471	26%
Operating income	66,510	40,765	25,745	63%
INTEREST (INCOME) EXPENSE, net	(74)	23	(97)	(422)%
Income before income tax expense	66,584	40,742	25,842	63%
INCOME TAX EXPENSE	19,638	14,123	5,515	39%
Net income	$46,946	$26,619	$20,327	76%

% of revenue
Gross margin	54.1%	52.9%
Marketing	29.8%	29.4%
General and administrative	10.5%	11.9%
Operating income	11.8%	9.3%

Revenue.  Revenue increased to $565.7 million in the nine months ended September 30, 2017 from $436.5 million in the comparable period of 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($96.0 million), reactivation revenue ($28.3 million) and increased retail revenue ($4.3 million). In the nine months ended September 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the nine months ended September 30, 2016, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $259.7 million in the nine months ended September 30, 2017 from $205.4 million in the comparable period of 2016. Gross margin as a percent of revenue increased to 54.1% in the nine months ended September 30, 2017 from 52.9% for the comparable period of 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel, less promotional costs from retail and increases in average selling prices partially offset by increased packaging and freight costs due to the increased sales of our frozen products.

Marketing expense increased to $168.6 million in the nine months ended September 30, 2017 from $128.4 million in the comparable period of 2016. Marketing expense as a percent of revenue increased to 29.8% in the nine months ended September 30, 2017 from 29.4% for the comparable period of 2016. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($41.3 million) and higher marketing compensation and benefits ($1.4 million).  These increases were partially offset by decreased television production ($1.5 million) and public relations ($489,000). In total, media spending was $153.8 million in the nine months ended September 30, 2017 and $112.5 million in the nine months ended September 30, 2016.

General and administrative expense increased to $59.6 million in the nine months ended September 30, 2017 from $51.7 million in the comparable period of 2016. General and administrative expense as a percent of revenue decreased to 10.5% in the nine months ended September 30, 2017 from 11.9% in the comparable period of 2016. The increase in spending was due primarily to higher compensation, benefits and commissions ($5.1 million), higher non-cash expense for share-based payment arrangements ($1.7 million) and higher professional, outside and computer services ($1.3 million). These increases were partially offset by decreased spending in new packaging design ($390,000) and research and development ($378,000).

Depreciation and amortization expense increased to $11.3 million in the nine months ended September 30, 2017 compared to $10.2 million in the nine months ended September 30, 2016 due to increased capital expenditures for our website, digital tools and our new warehouses.

Interest (Income) Expense, net.  Interest income, net was $74,000 in the nine months ended September 30, 2017 compared to interest expense, net of $23,000 in the comparable period of 2016 due to higher interest income and a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense.  We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% for the nine months ended September 30, 2017, which was reduced to 29.5% after recording discrete items, due primarily to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017. Income tax expense in the nine months ended September 30, 2017 was $19.6 million. We recognized an excess tax benefit from share-based compensation of $3.7 million within income tax expense rather than as additional paid-in capital under previous accounting guidance which offset an increase in the effective tax rate for state income taxes. In the nine months ended September 30, 2016, we recorded an income tax expense of $14.1 million, which reflects an effective income tax rate of 34.7%.

Contractual Obligations and Commercial Commitments

As of September 30, 2017, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2017, we had working capital of $81.9 million as compared to $41.8 million at December 31, 2016. Cash and cash equivalents at September 30, 2017 were $47.6 million, an increase of $38.0 million from the balance of $9.6 million at December 31, 2016. In addition, we had $42.0 million invested in short term investments at September 30, 2017, as compared to $23.9 million at December 31, 2016, an increase of $18.1 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2017 or December 31, 2016.

In the nine months ended September 30, 2017, we generated cash flows of $81.0 million from operating activities, an increase of $25.0 million from the same period of 2016. An increase of $20.3 million in net income and $3.5 million of additional cash flow provided by the net change in operating assets and liabilities were the primary drivers of increased cash flow from operations largely due to the increase in demand for our products.

In the nine months ended September 30, 2017, net cash used in investing activities was $27.2 million, an increase of $6.7 million from the same period of 2016, as we invested additional amounts in short term investments. Capital additions decreased by $1.4 million in the nine months ended September 30, 2017 as compared to the same period of 2016 as the prior year included additions for the launch of South Beach Diet and additional ecommerce projects.

In the nine months ended September 30, 2017, net cash used in financing activities was $15.7 million, an increase of $1.1 million from the same period of 2016, as we increased stock repurchases and paid slightly more dividends offset by additional proceeds from the exercise of stock options. During the nine months ended September 30, 2017, we paid $16.0 million for dividends, $2.3 million to repurchase and retire shares of common stock and $1.6 million to satisfy the tax withholding obligations associated with the vesting of equity awards partially offset by the proceeds received from the exercise of stock options.

On May 3, 2016, we announced our Board of Directors had authorized the repurchase of up to $50.0 million of our outstanding shares of common stock in open-market transactions or otherwise over the next 18-month period. During the nine months ended September 30, 2017, we purchased and subsequently retired 28,675 shares of common stock under this program for an aggregate cost of $1.5 million. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace our existing share repurchase program that expires on November 3, 2017. We may repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

Subsequent to September 30, 2017, our Board of Directors declared a quarterly dividend of $0.175 per share payable on November 16, 2017 to stockholders of record as of November 6, 2017. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2017 of $47.6 million were maintained in bank and money market funds. Additionally, we invested $42.0 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheets. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 - July 31, 2017	0	$0	0	$50,000,000
August 1 - August 31, 2017	3,577	$52.33	3,577	$49,812,825
September 1 - September 30, 2017	25,098	$52.32	25,098	$48,499,767

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

(2) The period July 1, 2017 through September 30, 2017, does not include 412 shares of common stock, at an average purchase price of $55.92, surrendered by employees to the Company for the payment of tax withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 1, 2017
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	November 1, 2017
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer