Form 10-K
period 2017-12-31
NUTRI SYSTEM INC /DE/
filed 2018-02-28
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center 600 Office Center Drive Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, was $1,532,917,310. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 21, 2018:  30,208,021 shares

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

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. The Company’s multi-brand approach includes Nutrisystem and the South Beach Diet. Typically, our program customers purchase monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with items such as fresh fruits, fresh vegetables, lean protein and dairy. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), which means we send a four-week meal plan on an ongoing basis until notified of a customer’s cancellation. Auto-Delivery customers are offered savings off of our regular one-time rate with each order. Monthly notifications are also sent to remind customers to update order preferences. We offer pre-selected favorites or customers may personalize their meal plan by selecting their entire menu or customizing plans to their specific tastes or dietary preference. In total, our plans feature approximately 235 food options including frozen and ready-to-go entrees, snacks and shakes, at different price points. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week from 7am to midnight ET, with further support provided through our digital tools.

Our programs are based on the following cornerstones that represent who we are to our customers:

•

Real Results. Our programs have helped millions of people lose weight for more than 45 years. Our programs are nutritionally balanced and portioned for weight loss. We also offer transition and maintenance plans, which include personalized menu options (e.g., only dinner entrees) as well as continued counseling support and access to apps that provide easy-to-use, interactive and personalized weight loss tracking tools. These digital products integrate with wearable fitness devices and health platforms and are available at no cost to customers, as well as the general population of do-it-yourself dieters.

•

Sound Science. The Nutrisystem® program provides a balanced approach to weight loss. The program delivers a reduced calorie meal plan that is high in protein, low in fat and focuses on the right amount of “smart” carbohydrates like whole grains and fiber. The Nutrisystem program offers portion-controlled items that are incorporated into a meal plan. The South Beach Diet® program is a high-protein, low-carb, low-sugar weight loss program. Our programs offer customers a variety of meal choices, including approximately 235 foods with no artificial flavors, sweeteners, high-fructose corn syrup, MSG, or hydrogenated oils and more than 195 foods with no artificial preservatives.

•

Complete Convenience. Our weight loss programs are primarily sold through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can place orders 24 hours a day, seven days a week on our websites and the food is shipped directly to our customers’ door. Our customers can either choose our pre-selected favorites meal plan or customers may personalize the plan by selecting their entire menu or customizing plans to their specific tastes or dietary preference. The entrees are individually packaged and food preparation time is minimal. The direct-to-consumer approach using the Internet and telephone provides the convenience and privacy that our customers value. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week from 7am to midnight ET, with further support provided through our digital tools. Our programs do not require customers to visit centers, measure foods or count calories.

•

Value. We believe our products and programs are very competitively priced within the weight management industry and provide a compelling value proposition to our customers, which includes approximately 235 menu items, expert guides, unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators and apps available at no cost. We do not charge membership fees. Various promotional offers and pricing are offered throughout the year.

Competitive Strengths

We believe our programs, meal kits and digital tools offer a sensible approach to losing weight while also educating customers about proper portion size, as well as the appropriate combinations of fiber, protein, good carbohydrates and fat.

We intend to capitalize on the following competitive strengths:

•

Product Efficacy. We believe most of our customers are very satisfied with our products and believe they have lost weight while using one of our programs. Our customer research has found that customers tend to stay on the program for 11 to 12 weeks. We have sponsored clinical trials at leading academic centers, including in patients with Type 2 diabetes. Studies on our Nutrisystem® D® (diabetes) plan (in combination with counseling sessions) showed statistically significant and clinically meaningful weight loss and improvements in HbA1c (a key measure of blood glucose control), in addition to improvements in secondary endpoints such as waist circumference, total plasma cholesterol and blood pressure.

•

Strong Brand Recognition. We believe that our brands are well recognized in the weight management industry. The Nutrisystem name has been in the weight management industry for more than 45 years, and we estimate that our company and our predecessors have spent hundreds of millions of dollars in advertising over that time period. The South Beach Diet, created 15 years ago by world-renowned cardiologist Dr. Arthur Agatston, was a bestseller and has more than 23 million copies in print.

•

Low Cost, Highly Scalable Model. Unlike traditional commercial weight loss programs, which primarily sell through franchisee and company-owned centers, we primarily generate revenue in our direct channel online and through the telephone (including the redemption of prepaid gift cards). Our method of distribution removes the fixed costs and capital investment associated with diet centers. We minimize fixed costs and capital investments in food procurement and fulfillment by outsourcing the production of our food products to a number of vendors. We also outsource 100% of our fulfillment operations.

•

Superior Customer Value Proposition. Our goal is to offer our customers a complete weight loss program that is convenient, private and cost-effective. Our customers primarily place their orders online or over the telephone and have their food delivered directly to their home. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on which program they are using, with fresh fruits, fresh vegetables, lean protein and dairy. This removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight loss programs offer our customers significant value and are priced below those of our competitors. In addition, unlike some of our competitors, we do not charge a membership fee.

•

Retail. We also generate revenue through the sale of our multi-day kits and single items at select retail locations. These multi-day kits and single items have expanded our products and consumer reach. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. It is estimated that more than one-third (34.9% or 78.6 million) of U.S. adults are obese. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. Centers for Disease Control and Prevention (the “CDC”) estimates one out of every ten people (30.3 million) have diabetes in the U.S. and more than one out of three adults (84.1 million) have a condition known as prediabetes. The CDC estimates 110 million Americans will have diabetes by the year 2050. However, there is evidence that weight loss may reduce the risk of developing these conditions, as well as improve the health and quality of life of people who have these conditions.

Competition

The weight loss industry is very competitive and consists of pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants, nutritional supplements and surgical procedures. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, meal replacement products, as well as medically supervised programs.

We believe that our principal competitive factors in the weight loss market are:

•	the availability, convenience, privacy and effectiveness of the weight loss program;
•	brand recognition and trustworthiness;

•	media spending;
•	new products and innovative offerings;
•	program pricing; and
•	the ability to attract and retain customers through promotion and personal referral.

Based on these factors, we believe that we can compete effectively in the weight loss industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing well-recognized food-based weight management programs using the direct channel, we believe that we have a competitive advantage in our market.

Our Products and Services

For more than 45 years, Nutrisystem has been recognized as a leader in the weight loss industry. We provide comprehensive weight loss programs consisting primarily of a pre-packaged food program, digital tools and counseling. Typically, our customers purchase monthly food packages of frozen and ready-to-go food containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with fresh fruits, fresh vegetables, lean proteins and dairy. Most customers order through our Auto-Delivery feature. Our programs feature approximately 235 menu options at different price points including frozen and ready-to-go entrees, snacks and shakes. Trained weight loss counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information via social media channels. These services are complemented with relevant information on diet, nutrition and physical activity. Additionally, our digital products integrate with wearable fitness devices and health platforms, and are offered at no charge.

Our programs consist of approximately 235 foods that contain no artificial flavors, sweeteners, high-fructose corn syrup, MSG, or hydrogenated oils. More than 195 foods have no artificial preservatives.

In 2017, we began to offer the clinically-tested Nutrisystem® Lean13 program which meets the United States Department of Agriculture (“USDA”) guidelines for fat, saturated fat, trans fat, sodium, carbohydrates, fiber, added sugars and protein. A large number of our foods aim to have at least 50% of the grains coming from whole grain sources. Including grocery additions to supplement our meals, all plans contain less than 2,300 milligrams of sodium per day, consistent with national guidelines, and tailored versions of the plans are available that deliver as low as 1,500 mg/day. In contrast, the average American consumes 2,900 to 4,000 milligrams of sodium per day. We constantly strive to meet or exceed national nutritional guidelines as they are updated. Convenient and easy-to-follow, Lean13 provides safe and meaningful weight loss and includes support and counseling options from trained weight loss coaches, registered dietitians and certified diabetes educators available seven days a week. The plan includes the NuMi® digital app, which acts as the customer’s weight loss companion and provides an easy-to-use, interactive and personalized solution.

In 2017, the South Beach Diet® made its debut as an all-new structured weight-loss program, offering a safe, effective method of weight loss. The plan allows individuals to eat heart healthy, good fats that nourish and satisfy, versus other high protein diets that do not distinguish between good and bad fats. Created by Dr. Arthur Agatston, a renowned cardiologist from southern Florida, “The South Beach Diet,” was first published in 2003 and became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list. The plan includes support and counseling options from trained weight-loss coaches and registered dietitians available seven days a week. Customers can also download the new South Beach Diet Tracker app.

Additionally, our multi-day meal kits are available at select retailers. We offer several varieties of our Nutrisystem 5-day kit, a “D” kit targeted to individuals with or at risk of Type 2 diabetes, as well as SmartCarb and PowerFuel products including meal replacement bars, multiple varieties of powder shakes, baked goods and a line of snacks designed to complement our multi-day kits. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample our products at a more attractive price point. We are seeing repeat business as well as multiple kit purchases, indicating that customers are seeing results or enlisting other family members to diet with them. Also, we continue to offer our programs at Costco through the sale of prepaid gift cards. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

For those with Type 2 diabetes or for those at risk for Type 2 diabetes, we have the Nutrisystem® D® Program, a weight loss program specifically designed to produce gradual weight loss. It provides nutrition consistent with the guidelines of the American Diabetes Association and the USDA. Two randomized controlled trials published in peer-reviewed medical journals found the Nutrisystem® D® Program, in combination with counseling sessions, produced statistically and clinically meaningful improvements in weight, HbA1c (a key measure of blood glucose control), and several other risk factors. Notably, improvements in diabetes control were observed along with a reduction in diabetes medications among participants who received the Nutrisystem D intervention. A third study, utilizing continuous glucose monitoring technology, found improvements in blood glucose control when subjects used the Nutrisystem® D® Program, even before the achievement of significant weight loss.

By offering a variety of frozen and ready-to-go foods, we help our customers sustain their weight loss efforts. On our websites, customers can order food 24 hours a day, seven days a week. The transition and maintenance plans allow customers the means to gradually increase their responsibility for grocery shopping and food preparation while adhering to the principles of our weight loss programs. These lower cost programs help extend the supportive relationship and allow time to reinforce the dietary changes that produced the initial weight loss. These plans include recipes and portion-control tools in addition to a reduced number of entrees delivered each month.

Our weight loss programs’ features are counter to traditional weight loss programs’ limitations, such as, high initiation and recurring membership fees, the inconvenience of traveling to weight loss centers for scheduled appointments and lack of privacy. In addition, our prepared meals provide our customers with a structured program with limited weighing and measuring of foods and no need to count calories, carbohydrates or points. Customers are provided breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with items such as fresh fruits, fresh vegetables, lean protein and dairy. We believe that the convenience of home delivery, reduced grocery shopping time, the portability of the food, and rapid food preparation also aid customer compliance with our weight loss program.

Our food items have accounted for 99%, 99% and 98% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. No other product or service has accounted for more than 1% of our revenue in any of the last three years. Approximately 99% of our revenue was generated in the United States in each of the years ended December 31, 2017, 2016 and 2015.

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

We attract new customers via direct response television, online marketing (including search engine marketing, search engine optimization, affiliate marketing, display advertising, partnerships, social media and email), direct mail, print advertisements and a variety of other direct marketing efforts. We have a fully integrated acquisition enterprise. Response is tracked to the specific vehicle, and analytic models are used to attribute other orders back to the response source, in order to closely manage the effectiveness of our specific direct marketing efforts.

The majority of our new customers buy via our websites. We consistently seek to refine our sales conversion funnel through thoughtful testing to improve the learning and buying experience for prospects and to increase conversion rates.

We also have an in-house call center. Staffing levels fluctuate seasonally and are aligned to marketing spend and consequent call volume. Sales agents, paid primarily on commission, take in-bound responses from our advertisements and personalize the weight loss plan for each customer. They also make out-bound calls to customers who have provided their contact information.

•	On-Boarding

To help customers get off to a strong and successful start, we provide both printed materials in initial shipments of food (including guides and a daily food tracker) and access to a robust set of customizable online tools and trackers.

•	On-Program

We use customer preferences to offer a variety of additional products and services that help customers while on the path to their weight loss goals. These offers are made via our websites, emails, social media, newsletters and our contact center.

We also offer unlimited counseling services for our customers with trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. We seek to hire counselors with backgrounds in psychology, sociology, nutrition, dietetics or other health-related fields and with suitable, compassionate personalities to help and support our customers throughout their weight loss journey. Counselors are trained in our programs, motivational techniques and problem solving. Counselors take in-bound requests for help via phone and also reach out to customers via email and phone.

•	Transition and Maintenance

As customers reach their weight loss goals, we offer transition and maintenance programs that provide products and guidance that combine the right amount of structure and flexibility. These programs are offered online, via email marketing, and via our contact center’s retention agents.

•	Reactivation

Because we realize that weight management is a lifelong process, and that customers may need our programs again from time to time, we reach out to past customers to attempt to put them back on structured programs if needed. Our digital content, e-newsletters and apps help keep customer relationships active after the completion of the first weight loss cycle. Employing data and segmentation, we develop products and programs that address the varied needs of past customers. We offer these products and programs via our contact center, television, digital marketing and targeted emails, social media efforts and direct mail.

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

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. We currently utilize seven outsourced distribution facilities. Three are located in Pennsylvania (Allentown, Bethlehem and Chambersburg), two in Nevada (both in Sparks), one in Illinois (Troy) and one in Georgia (Atlanta). As of December 31, 2017, all fulfillment was being handled by one outsourced provider.

We have a service agreement with our outside fulfillment provider which provides for storage, handling of frozen and ready-to-go foods and other services, including pricing and minimum space commitments. The current contract expires on various dates ranging from June 30, 2020 to June 30, 2023 with respect to certain of the sites, but may be terminated sooner upon 180-day written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to efficiently process and ship our orders. In 2017, approximately, 94% of all direct customer initial orders were shipped within three business days of the date the order was received.

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

In 2017, approximately 12% and 8% of inventory purchases were from two vendors. We have a supply agreement with one of these vendors that requires us to make certain minimum purchases. In 2016, these vendors each supplied approximately 11% of inventory purchases and in 2015, approximately 17% and 19% of inventory purchases.

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

Public Relations

We conduct a proactive public relations program that is designed to garner positive coverage of the Company and our weight loss programs across all media platforms including television, magazine, print, online news, blogs and social media, particularly around the key dieting seasons. In addition, the public relations team supports an executive communication program to broadly support our brands.

Community Support

We have been a local sponsor of the Go Red for Women Campaign for three years. The Go Red for Women Campaign in Greater Philadelphia, under Nutrisystem CEO Dawn Zier’s leadership as chair in 2017, generated more funds than ever before, setting a new local record for total funds raised making Greater Philadelphia’s efforts the largest in the nation in 2017.

Nutrisystem is a perennial sponsor –– 2017 was the 8th consecutive year –– of The American Diabetes Association Step Out: Walk to Stop Diabetes in Philadelphia. As part of our sponsorship in 2017, we hosted the Step Out Café and dozens of our employees assisted with the registration of event participants and provided other logistical services in support of the event.

Our Customers

We offer weight loss programs designed for women and men as well as people with Type 2 diabetes or at risk for Type 2 diabetes who want to lose weight and manage their diabetes. Based on our customer research, our typical Nutrisystem® customer is female and we believe that, on average, customers want to lose 40 pounds over a period of time. Additionally, based on our customer research, we believe our typical customers tend to stay on our program for 11 to 12 weeks. We believe that this research indicates our customers value the following Nutrisystem® program attributes:

•	effective weight loss;
•	convenient direct delivery to their door;
•	simple to follow and stay on program;
•	food can be easily prepared in minutes;
•	wide variety of food choices; and
•	they feel satisfied while on the program.

Information Systems

Our ecommerce and community websites and our tools and trackers, all of which are based primarily on third-party software customized to meet our business needs, are each hosted in top tier hosting facilities. These facilities provide redundant network connections, physical and fire security and generator power back up for the equipment upon which our websites rely and are intended to provide an uninterruptible power supply. Our servers and our network are monitored 24 hours a day, seven days a week.

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

Employees

As of December 31, 2017, we had 606 employees and consider our relations with these employees to be good.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	52	President and Chief Executive Officer

Michael P. Monahan	45	Executive Vice President and Chief Financial Officer

Keira Krausz	52	Executive Vice President and Chief Marketing Officer

Dawn M. Zier has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2012. Before joining us, Ms. Zier served as the President of International at The Reader's Digest Association, Inc., a global media and direct marketing company (the “Reader's Digest Association”), from April 2011 until November 2012, and as an Executive Vice President of the Reader's Digest Association from February 2011 until November 2012. From October 2009 to April 2011, Ms. Zier served as President, Europe of the Reader's Digest Association. Prior to serving in these roles, Ms. Zier served as the President of Global Consumer Marketing for the Reader's Digest Association from June 2008 to October 2009 and as the President and Chief Executive Officer of Direct Holdings U.S. Corp., a marketer of audio and video products and at such time a subsidiary of the Reader's Digest Association, from June 2009 to October 2009. From August 2005 to June 2008, Ms. Zier served as the President of North American Consumer Marketing for the Reader's Digest Association. In February 2013, RDA Holdings Co., the holding company and parent of the Reader’s Digest Association, filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. Ms. Zier currently serves on the board of Spirit Airlines, joining in 2015 and on the board of the Hain Celestial Group, joining in 2017. Ms. Zier served on the Velo Holdings Inc. Board of Directors from 2015 to 2016, Marketing Edge’s Board of Trustees from 2010 to 2012, and the Direct Marketing Association’s Board of Directors from 2008 to 2015, while also serving as its Nominating Committee Chair and Secretary from 2012 to 2014. From 2005 to 2009, she chaired the Magazine’s Director’s Advisory Committee for the Audit Bureau of Circulations.

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

Keira Krausz has served as our Executive Vice President and Chief Marketing Officer since February 2013. Prior to joining us, Ms. Krausz served as head of new business development for Animated Storyboards, a global independent provider of television test spots to the advertising industry, from April 2012 to January 2013. Prior to that, Ms. Krausz served as Vice President of Marketing for QSP, Inc., a subsidiary of Time, Inc. from 2005 until March 2012 as QSP was sold. Ms. Krausz started her career at Reader's Digest Association in 1992, and held a number of progressively-responsible positions in product management, marketing, and business management, ultimately ascending to Vice President, Marketing and General Manager, of Reader's Digest Association’s Books & Music Business. Ms. Krausz currently serves on the Data & Marketing Association’s Board of Directors.

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

Our marketing expenditures were $198.9 million, $152.4 million and $124.2 million in 2017, 2016 and 2015, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including general economic conditions, demographic trends, consumer confidence in the economy, changes in disposable consumer income and/or reductions in discretionary spending, may cause consumers to defer purchases of our programs which could adversely affect our revenue, gross margins, and/or our overall financial condition and operating results.

We rely on third parties to provide us with adequate food supply, freight and fulfillment and Internet and networking services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers and Other Suppliers. We rely solely on third-party manufacturers to supply all of the food and other products we sell as well as packaging materials. In 2017, approximately 12% and 8% of inventory purchases were from two vendors. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Freight and Fulfillment. In 2017, 100% of our order fulfillment was handled by one third-party provider.  Also, more than 98% of our direct to consumer orders were shipped by one third-party provider and more than 98% of our orders for retail programs were shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet and Networking. Our business also depends on a number of third parties for Internet access and networking, and we have limited control over these third parties. Should our network connections go down, our ability to fulfill orders would be delayed. Further, if our websites or call center become unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brands and loss of sales.

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

Our competitors may pursue litigation against us based on our advertising or other marketing practices regardless of its merit and chances of success, especially if we engage in comparative advertising, which includes advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our programs. While we would defend ourselves against any such claims, our defense may ultimately be unsuccessful. Also, defending against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal, with revenue generally greatest in the first calendar quarter and weakest in the fourth quarter. The market price of our common stock is subject to fluctuations in response to our operating results, general trends in the weight loss industry, announcements by our competitors, our ability to meet or exceed securities analysts’ expectations, recommendations by securities analysts, the condition of the financial markets and other factors. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock and cause it to fluctuate significantly.

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

Our credit agreement contains certain financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. There were no borrowings outstanding as of December 31, 2017. Any failure to comply with the restrictions of the credit agreement may result in an event of default under the agreement.

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the Federal Trade Commission (the “FTC”), regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations. Some advertising practices in the weight loss industry, in particular, have led to investigations from time to time by the FTC and other governmental agencies and many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In addition, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising require us and other weight loss companies to use a statement as to what the typical weight loss a customer can expect to achieve on our programs when using a customer’s weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and some remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

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

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. We are continuing to analyze the Tax Act and its possible effects on us, including on our subsidiaries. The Tax Act reduces the federal corporate tax rate to 21% from 35%, among other things, which has caused us to write-down a portion of our deferred tax assets. The changes included in the Tax Act are broad and complex and could be subject to further interpretation. The final transition impacts of the Tax Act may differ from the amounts provided elsewhere in this report, possibly materially, and our expectation of our future effective tax rate may also differ, due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Based on these factors we cannot determine at this time the full effects of the Tax Act on our business and future financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease one location in Fort Washington, Pennsylvania. This location totals 119,767 square feet of office space and our lease expires in 2022. Our fulfillment capacity is located in Chambersburg, Pennsylvania; Allentown, Pennsylvania; Bethlehem, Pennsylvania; Atlanta, Georgia; Troy, Illinois and Sparks, Nevada through an outsourced provider. We have no lease obligations to our outsourced fulfillment provider; however, we are subject to minimum space commitments which we may reduce over a specified period of time. Management believes our outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

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

	High	Low
2018 First Quarter (through February 21, 2018)	$53.55	$39.40

2017 First Quarter	$55.92	$31.60
2017 Second Quarter	57.50	44.50
2017 Third Quarter	67.95	47.50
2017 Fourth Quarter	60.80	46.40

2016 First Quarter	$23.83	$17.25
2016 Second Quarter	28.37	19.62
2016 Third Quarter	30.45	24.81
2016 Fourth Quarter	37.85	29.05

Holders

As of February 21, 2018, the Company had approximately 233 record holders of its common stock.

Dividends

Prior to 2008, we had not declared or paid any dividend since inception. We have paid a quarterly dividend of $0.175 per share beginning with the second quarter of 2008. Subsequent to December 31, 2017, our Board of Directors declared a quarterly dividend of $0.25 per share payable March 19, 2018 to stockholders of record as of March 8, 2018. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Other Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
October 1 - October 31, 2017	0	$0	0	$48,499,767
November 1 - November 30, 2017	71,925	$48.45	71,925	$47,511,999
December 1 - December 31, 2017	0	$0	0	$47,511,999

(1) We had a share repurchase program to repurchase of up to $50 million of our outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, we announced that out Board of Directors had authorized a new share repurchase program to replace that expiring program. We may purchase up to $50 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017.  The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

(2) The period October 1, 2017 through December 31, 2017, does not include 56,102 shares of common stock, at an average purchase price of $52.57, surrendered by employees to the Company for the payment of the tax withholding obligations upon the vesting of shares of restricted stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2012, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the Nasdaq Stock Market under the ticker symbol NTRI. This graph and accompanying information shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended or the Exchange Act.

	12/12	12/13	12/14	12/15	12/16	12/17
Nutrisystem, Inc.	$100	$215	$267	$305	$502	$774
Russell 2000 Index	100	139	146	139	169	194
Dow Jones US Specialized Consumer Services Index	100	116	125	112	124	167

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2017		2016		2015		2014	2013
Statements of Operations Data:
Revenue	$696,957		$545,451		$462,609		$403,083	$358,086
Costs and expenses:
Cost of revenue	321,210		256,994		224,581		199,053	184,210	(d)
Marketing	198,949		152,387		124,209		107,706	95,784
General and administrative	78,305		68,290		64,651	(c)	59,231	58,227	(e)
Depreciation and amortization	15,082		13,736	(b)	9,158		7,849	8,896
Operating income	83,411		54,044		40,010		29,244	10,969
Interest (income) expense, net	(119)		26		169		142	89
Income tax expense	25,658	(a)	18,549		13,698		9,791	3,510
Net income	$57,872		$35,469		$26,143		$19,311	$7,370
Basic income per common share	$1.93		$1.20		$0.90		$0.67	$0.26
Diluted income per common share	$1.90		$1.19		$0.89		$0.66	$0.25
Weighted average shares outstanding:
Basic	29,706		29,213		28,695		28,323	28,013
Diluted	30,191		29,545		29,175		28,787	28,287
Dividends declared per common share	$0.70		$0.70		$0.70		$0.70	$0.70

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and short term investments	$72,222	$33,496	$15,508	$29,247	$26,323
Working capital	88,454	41,805	18,009	23,780	20,841
Total assets	201,543	154,240	129,893	109,892	102,445
Non-current liabilities	1,636	1,877	2,284	2,710	2,779
Stockholders' equity	135,803	94,524	69,928	55,515	52,157
(a)

In the fourth quarter of 2017, we recorded a charge of $836 to write-down our net deferred tax assets to reflect the reduction in the future federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act. Additionally, we recorded a valuation allowance of $817 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation.

(b)

In 2016, we recorded a charge of $1,297 to write-down certain software licenses that were no longer expected to be used as more enhanced software options were available to handle our evolving business needs.

(c)

On December 17, 2015, we acquired the South Beach Diet (“SBD”) brand for a cash payment of $15,000. In connection with this acquisition, we incurred $2,498 in transaction costs which were charged to expense in 2015.

(d)	In 2013, a charge of $5,000 was recorded to settle certain disputes that had arisen with a supplier over a legacy contract.
(e)	In 2013, we recorded $2,357 for severance, including $696 of non-cash expense related to the acceleration of previously awarded equity-based awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report.

Background

We provide weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. The weight loss programs are designed for women and men. Additionally, our Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes or at risk for Type 2 diabetes, who want to lose weight and manage their diabetes. Our programs are based on over 45 years of nutrition research. Our food is created to be nutritious, delicious and portioned for weight loss and management. Our pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. For 2017, 2016 and 2015, the direct channel accounted for 92%, 91% and 90%, respectively, of revenue compared to 6%, 6% and 8%, respectively, for retail and 2%, 3% and 2%, respectively, for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We offer customizable programs. Customers are given a meal plan and access to weight loss trackers and tools, educational digital content and exercise suggestions. Customers are also encouraged to check in periodically with a counselor as their needs change in response to weight loss.

In December 2016, we announced our multi-brand approach with two distinct programs, the clinically-tested Nutrisystem® Lean13 and the South Beach Diet®. The South Beach Diet® launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida. In 2003, he published “The South Beach Diet,” which became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list.

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem programs and products at a more attractive price point. Also, we continue to offer our Nutrisystem® programs through the use of prepaid gift cards at Costco. We are actively developing our retail product pipeline and have multiple kits and single items available for purchase.

We believe these new product and program innovations are resonating well with our customers. We provide an increasingly diverse array of weight loss solutions for our customers through an expanding portfolio of products. Our customers now have greater flexibility in choosing between ready-to-go and frozen options, with no restrictions. We believe this translates into higher customer satisfaction and more profit. We have expanded our television and digital reach to both introduce ourselves to new consumers and build brand awareness and to start testing expansion opportunities. Upsell and a la carte sales, including shakes and additional flexible options have continued to grow as more people are adding them to their orders. Revenue for 2017 increased 28% from 2016 to $697.0 million. Our revenue growth was attributable primarily to the direct channel due to revenue from new customers in their initial diet cycle, the reactivation of former customers and increased sales of our premium products. Reactivation revenue increased due to higher volumes building off of recent increases in new customer counts and a higher reactivation rate. QVC and retail revenue also increased in 2017 compared to 2016.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies, including the impact of recently issued accounting pronouncements, are described in Note 2 of the consolidated financial statements included in Item 8.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates we consider critical include reserves for returns and excess and obsolete inventory. These critical accounting estimates are discussed with our audit committee quarterly.

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2017, 2016 and 2015 was $19.0 million, $14.9 million and $13.2 million, respectively. The reserve for estimated returns incurred but not received and processed was $868,000 and $740,000 at December 31, 2017 and 2016, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.9 million and $1.3 million at December 31, 2017 and 2016, respectively.

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

Overview of the Direct Channel

In 2017, 2016 and 2015, the direct channel represented 92%, 91% and 90%, respectively, of our revenue. Revenue through the direct channel was $643.0 million in 2017 compared to $498.2 million in 2016 and $415.8 million in 2015. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue increase in 2017 was attributable primarily to revenue from new customers in their initial diet cycle, reactivation revenue and increased sales of our premium products. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$696,957	$545,451	$151,506	28%

COSTS AND EXPENSES:
Cost of revenue	321,210	256,994	64,216	25%
Marketing	198,949	152,387	46,562	31%
General and administrative	78,305	68,290	10,015	15%
Depreciation and amortization	15,082	13,736	1,346	10%
Total costs and expenses	613,546	491,407	122,139	25%
Operating income	83,411	54,044	29,367	54%
INTEREST (INCOME) EXPENSE, net	(119)	26	(145)	(558)%
Income before income tax expense	83,530	54,018	29,512	55%
INCOME TAX EXPENSE	25,658	18,549	7,109	38%
Net income	$57,872	$35,469	$22,403	63%

% of revenue
Gross margin	53.9%	52.9%
Marketing	28.5%	27.9%
General and administrative	11.2%	12.5%
Operating income	12.0%	9.9%

Revenue. Revenue increased to $697.0 million in 2017 from $545.5 million in 2016. The increase in revenue is attributable primarily to revenue from new customers in their initial diet cycle ($107.5 million), reactivation revenue ($37.8 million) and retail revenue ($5.2 million). In 2017, direct revenue accounted for 92% of revenue compared to 6% for retail and 2% for QVC. In 2016, direct revenue accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses. Cost of revenue increased to $321.2 million in 2017 from $257.0 million in 2016. Gross margin as a percent of revenue increased to 53.9% in 2017 from 52.9% in 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel, less promotional costs from retail and increases in average selling prices which offset increased packaging and freight costs due to increased sales of our frozen products.

Marketing expense increased to $198.9 million in 2017 from $152.4 million in 2016. Marketing expense as a percent of revenue increased to 28.5% in 2017 from 27.9% in 2016. Substantially all of the marketing spending in 2017 promoted the direct business. The increase in marketing expense was attributable to increased spending for media ($46.9 million) primarily for short form television media and Internet advertising, marketing compensation and benefits ($1.9 million) partially offset by decreases in television production ($1.6 million) and public relations ($632,000). In total, media spending was $177.4 million in 2017 and $130.5 million in 2016.

General and administrative expense increased to $78.3 million in 2017 from $68.3 million in 2016 and as a percent of revenue decreased to 11.2% in 2017 from 12.5% in 2016. The increase in spending was attributable primarily to higher compensation and benefits ($5.5 million), an increase in non-cash expense for share-based payment arrangements ($3.1 million) and higher spending for professional, outside and computer services ($2.3 million).  These increases were partially offset by a decrease in program and product costs ($916,000).

Depreciation and amortization expense increased to $15.1 million in 2017 from $13.7 million in 2016 due to increased capital expenditures for our websites, digital tools and our new warehouses.

Interest (Income) Expense, Net. Interest income, net, was $119,000 in 2017 compared to $26,000 in interest expense, net in 2016, due to higher interest income and a lower amount of amortization of capitalized debt issuance costs associated with our credit facility.

Income Tax Expense. In 2017, we recorded income tax expense at $25.7 million, which reflects an effective tax rate of 30.7%, as compared to $18.5 million in 2016 with an effective tax rate of 34.3%. Due to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2017, we recognized an excess tax benefit from share-based compensation of $5.5 million within income tax expense rather than as additional paid-in capital under previous accounting guidance. This benefit was partially offset by a charge of $836,000 to write-down our net deferred tax assets to reflect the reduction in the corporate tax rate from 35% to 21% due to the enactment of the Tax Act on December 22, 2017. Additionally, at December 31, 2017, we recorded a valuation allowance of $817,000 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation.

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

Depreciation and amortization expense increased to $13.7 million in 2016 from $9.2 million in 2015 due to increased capital expenditures for our websites, digital tools and our new warehouse, as well as a charge of $1.3 million to write-down certain software licenses that were no longer expected to be used as more enhanced software options were available to handle our evolving business needs. Additionally, we incurred amortization expense of $1.0 million in 2016 associated with the acquisition of the SBD brand in December 2015.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2017, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$39.8	$22.2	$17.6	$0	$0
Operating leases	13.3	2.8	5.8	4.7	0
	$53.1	$25.0	$23.4	$4.7	$0

We have entered into agreements with various food suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. We anticipate we will meet all annual purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2017, we had working capital of $88.5 million, an increase of $46.7 million from the $41.8 million working capital balance at December 31, 2016. Cash and cash equivalents at December 31, 2017 were $24.7 million, an increase of $15.1 million from the balance of $9.6 million at December 31, 2016. In addition, we had $47.6 million and $23.9 million invested in short term investments at December 31, 2017 and 2016, respectively. Our principal sources of liquidity during 2017 were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2017 and 2016.

In 2017, we generated cash flows of $79.7 million from operating activities, an increase of $29.1 million from 2016. The increase in cash flows from operations was attributable primarily to an increase in net income of $22.4 million.

In 2017, net cash used in investing activities was $37.3 million, an increase of $8.0 million from 2016 as we invested additional amounts in short term investments. Capital additions decreased by $1.3 million as compared to 2016 as the prior year included additions for the launch of the South Beach Diet and additional ecommerce projects.

In 2017, net cash used in financing activities was $27.4 million, an increase of $9.6 million from 2016, due primarily to increased stock repurchases. We paid $21.4 million for the payment of dividends, $5.8 million for share repurchases and $4.5 million to satisfy the tax withholding obligations associated with the vesting of equity awards partially offset by $4.3 million of proceeds received from the exercise of stock options.

We had a share repurchase program to repurchase up to $50.0 million of our outstanding shares of common stock which expired on November 3, 2017. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace it. We may repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the year ended December 31, 2017, we purchased and subsequently retired 28,675 shares of common stock under these programs for an aggregate cost of $1.5 million. Additionally, we purchased and placed in treasury 71,925 shares of common stock under these programs for an aggregate cost of $3.5 million.

Our Board of Directors declared quarterly dividends of $0.175 per share, which were paid on March 20, 2017, May 18, 2017, August 17, 2017 and November 16, 2017. Subsequent to December 31, 2017, our Board of Directors declared a quarterly dividend of $0.25 per share payable on March 19, 2018 to stockholders of record as of March 8, 2018. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2017 of $24.7 million were maintained in bank and money market funds. Additionally, we invested $47.6 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheet. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of December 31, 2017. Their report on the effectiveness of our internal control over financial reporting appears on page 29.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Nutrisystem, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Nutrisystem, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2018 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2018 annual meeting of stockholders.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

NUTRISYSTEM, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Nutrisystem, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for excess tax benefits from share-based payment transactions in the year ended December 31, 2017 due to the adoption of Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2018

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,654	$9,623
Short term investments	47,568	23,873
Receivables	17,871	17,560
Inventories	44,266	38,504
Prepaid income taxes	6,441	0
Other current assets	11,758	10,084
Total current assets	152,558	99,644
FIXED ASSETS, net	31,549	32,643
INTANGIBLE ASSETS, net	13,084	14,084
DEFERRED INCOME TAXES	3,202	6,940
OTHER ASSETS	1,150	929
Total assets	$201,543	$154,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,816	$33,106
Accrued payroll and related benefits	15,229	10,351
Income taxes payable	0	228
Deferred revenue	7,991	7,482
Other accrued expenses and current liabilities	6,068	6,672
Total current liabilities	64,104	57,839
NON-CURRENT LIABILITIES	1,636	1,877
Total liabilities	65,740	59,716
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,729 at December 31, 2017 and 30,203 at December 31, 2016)	31	30
Additional paid-in capital	69,245	54,057
Treasury stock, at cost, 679 shares at December 31, 2017 and 517 shares at December 31, 2016	(16,359)	(8,329)
Retained earnings	83,035	48,799
Accumulated other comprehensive loss	(149)	(33)
Total stockholders’ equity	135,803	94,524
Total liabilities and stockholders’ equity	$201,543	$154,240

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE	$696,957	$545,451	$462,609

COSTS AND EXPENSES:
Cost of revenue	321,210	256,994	224,581
Marketing	198,949	152,387	124,209
General and administrative	78,305	68,290	64,651
Depreciation and amortization	15,082	13,736	9,158
Total costs and expenses	613,546	491,407	422,599
Operating income	83,411	54,044	40,010
INTEREST (INCOME) EXPENSE, net	(119)	26	169
Income before income tax expense	83,530	54,018	39,841
INCOME TAX EXPENSE	25,658	18,549	13,698
Net income	$57,872	$35,469	$26,143
BASIC INCOME PER COMMON SHARE	$1.93	$1.20	$0.90
DILUTED INCOME PER COMMON SHARE	$1.90	$1.19	$0.89
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,706	29,213	28,695
Diluted	30,191	29,545	29,175
DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$57,872	$35,469	$26,143
OTHER COMPREHENSIVE LOSS:
Short term investments:
Unrealized loss, net of income tax benefit of $63, $11 and $8, respectively	(116)	(21)	(16)
Comprehensive income	$57,756	$35,448	$26,127

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2015	28,990	$29	$29,992	$(3,062)	$28,552	$4	$55,515
Net income	0	0	0	0	26,143	0	26,143
Share-based compensation expense	296	0	5,468	0	0	0	5,468
Exercise of stock options	335	0	3,182	0	0	0	3,182
Equity compensation awards, net	0	0	2,750	0	0	0	2,750
Cash dividends	0	0	0	0	(20,504)	0	(20,504)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,610)	0	0	(2,610)
Other comprehensive loss, net of tax	0	0	0	0	0	(16)	(16)
BALANCE, December 31, 2015	29,621	29	41,392	(5,672)	34,191	(12)	69,928
Net income	0	0	0	0	35,469	0	35,469
Share-based compensation expense	296	1	6,969	0	0	0	6,970
Exercise of stock options	286	0	2,760	0	0	0	2,760
Equity compensation awards, net	0	0	2,936	0	0	0	2,936
Cash dividends	0	0	0	0	(20,861)	0	(20,861)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,657)	0	0	(2,657)
Other comprehensive loss, net of tax	0	0	0	0	0	(21)	(21)
BALANCE, December 31, 2016	30,203	30	54,057	(8,329)	48,799	(33)	94,524
Net income	0	0	0	0	57,872	0	57,872
Share-based compensation expense	306	1	10,922	0	0	0	10,923
Exercise of stock options	271	0	4,266	0	0	0	4,266
Repurchase and retirement of common shares	(51)	0	0	0	(2,285)	0	(2,285)
Repurchase of common shares for treasury	0	0	0	(3,485)	0	0	(3,485)
Cash dividends	0	0	0	0	(21,351)	0	(21,351)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(4,545)	0	0	(4,545)
Other comprehensive loss, net of tax	0	0	0	0	0	(116)	(116)
BALANCE, December 31, 2017	30,729	$31	$69,245	$(16,359)	$83,035	$(149)	$135,803

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,872	$35,469	$26,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,082	13,736	9,158
Loss on disposal of fixed assets	0	104	17
Share–based compensation expense	10,923	6,970	5,468
Deferred income tax expense (benefit)	3,775	448	(728)
Other charges	34	2	67
Changes in operating assets and liabilities:
Receivables	(311)	825	(6,179)
Inventories	(5,762)	(7,974)	(3,631)
Other assets	(1,895)	76	(2,972)
Accounts payable	1,916	(5,356)	4,336
Accrued payroll and related benefits	4,878	2,795	1,006
Deferred revenue	509	1,864	1,194
Income taxes	(6,643)	1,297	(1,873)
Other accrued expenses and liabilities	(631)	342	(834)
Net cash provided by operating activities	79,747	50,598	31,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(38,479)	(19,127)	(16,811)
Proceeds from sales of short term investments	14,571	4,537	24,030
Capital additions	(13,408)	(14,756)	(12,986)
Cash paid for acquisition of a business	0	0	(15,000)
Net cash used in investing activities	(37,316)	(29,346)	(20,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,266	2,760	3,182
Employee tax withholdings related to the vesting of equity awards	(4,545)	(2,657)	(2,610)
Excess tax benefits from share-based compensation	0	2,938	3,122
Repurchase of common shares for treasury	(3,485)	0	0
Repurchase and retirement of common shares	(2,285)	0	0
Payment of dividends	(21,351)	(20,861)	(20,504)
Debt issuance costs	0	0	(24)
Net cash used in financing activities	(27,400)	(17,820)	(16,834)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,031	3,432	(6,429)
CASH AND CASH EQUIVALENTS, beginning of year	9,623	6,191	12,620
CASH AND CASH EQUIVALENTS, end of year	$24,654	$9,623	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. The weight loss programs are designed for women and men. Additionally, the Nutrisystem® D® program is designed specifically to help people with Type 2 diabetes or at risk for Type 2 diabetes who want to lose weight and manage their diabetes. The Nutrisystem® programs are based on over 45 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers. Approximately 99% of revenue for each of the years ended December 31, 2017, 2016 and 2015 was generated in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2017 and 2016, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2017, 2016 or 2015.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $1,945 and $1,260 at December 31, 2017 and 2016, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $16,419 and $17,868 at December 31, 2017 and December 31, 2016, respectively.

During 2016, the Company determined certain software licenses were no longer expected to be used as more enhanced software options were available to handle its evolving business needs and a charge of $1,297 was recorded to write-down these assets. The charge was recorded as depreciation and amortization in the accompanying consolidated statement of operations.

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

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2017, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

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

Nutrisystem’s direct to consumer customers may return unopened ready-to-go products within 30 days of purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the first food order is canceled within 14 days of delivery. Estimated returns are accrued at the time the sale is recognized and actual returns are tracked monthly.

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

Revenue from product sales includes amounts billed for shipping and handling and is presented net of estimated returns and billed sales tax. Revenue from the retail programs is also net of any trade allowances, reclamation reserves or broker commissions. Revenue from shipping and handling charges was $7,295, $2,869 and $2,561 in 2017, 2016 and 2015, respectively. The increase in shipping and handling from 2016 to 2017 was due primarily to the increased volume of orders and an additional handling charge paid by the customer. Shipping-related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of the cost of the products sold, including compensation related to fulfillment, the costs of outside fulfillment, incoming and outgoing shipping costs, charge card fees and packing material. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders.

Dependence on Suppliers

In 2017, approximately 12% and 8% of inventory purchases were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. In 2016, these suppliers each provided approximately 11% of inventory purchases and in 2015, approximately 17% and 19% of inventory purchases (see Note 8).

The Company outsources 100% of its fulfillment operations to a third-party provider.  Additionally, more than 98% of its direct to consumer orders are shipped by one third-party provider and more than 98% of its orders for the retail programs are shipped by another third-party provider.

Supplier Rebates

Two of the Company’s suppliers provide for rebates based on purchasing levels. The Company accounts for these rebates on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. For the years ended December 31, 2017, 2016 and 2015, the Company reduced cost of revenue for these rebates by $486, $75 and $698, respectively. No receivable was recorded at December 31, 2017 or 2016.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $177,387, $130,451 and $104,621 in 2017, 2016 and 2015, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Direct-mail advertising costs are capitalized if the primary purpose was to elicit sales to customers who could be shown to have responded specifically to the advertisements and results in probable future economic benefits. The capitalized costs are amortized to expense over the period during which the future benefits are expected to be received. Typically, this period falls within 50 days of the initial direct mailing. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At December 31, 2017 and 2016, $3,426 and $2,155, respectively, of costs have been prepaid for future advertisements and promotions.

General and Administrative Expense

General and administrative expense consists of compensation for administrative, information technology, call center and sales personnel, share-based payment arrangements for related employees, facility expenses, website development costs, professional service fees and other general corporate expenses.

Lease Related Expenses

Certain of the Company’s lease contracts contain rent holidays, various escalation clauses or landlord/tenant incentives.

The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheet is $1,576 of a tenant improvement allowance at December 31, 2017, of which $345 is included in other accrued expenses and current liabilities and $1,231 in non-current liabilities. At December 31, 2016, the tenant improvement allowance was $1,921, of which $345 was included in other accrued expenses and current liabilities and $1,576 in non-current liabilities.

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

A tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest (income) expense, net.

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

	Year Ended December 31,
	2017	2016	2015
Net income	$57,872	$35,469	$26,143
Net income allocated to unvested restricted stock	(487)	(294)	(306)
Net income allocated to common shares	$57,385	$35,175	$25,837
Weighted average shares outstanding:
Basic	29,706	29,213	28,695
Effect of dilutive securities	485	332	480
Diluted	30,191	29,545	29,175

Basic income per common share	$1.93	$1.20	$0.90
Diluted income per common share	$1.90	$1.19	$0.89

In 2017, 2016 and 2015, common stock equivalents representing 146, 335 and 229 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

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

The fair value of share-based awards is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant over the requisite service period except for performance-based units which are recognized on a straight-line basis based on the probable expected performance to be achieved and adjusted accordingly if performance varies. The Company issues new shares upon exercise of stock options, granting of restricted stock or vesting of restricted stock units.

Cash Flow Information

The Company made payments for income taxes of $28,547, $14,175 and $13,508 in 2017, 2016, and 2015, respectively. Interest payments in 2017, 2016 and 2015 were $210, $171 and $182, respectively. During 2017, 2016 and 2015, the Company had non-cash capital additions of $128, $548 and $670, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

The Company has completed its analysis of the new revenue standard and adopted this standard on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. Therefore, the comparative information for years ended prior to January 1, 2018 will not be restated to comply with the ASU. The Company applied the transition practical expedient to only assess contracts that are not completed contracts at the date of initial application when applying the cumulative effect method. The adoption of this standard will not have a material impact on the amount or timing of revenue recognition for transactions with customers in the direct or retail channels. The adoption of this standard will have an impact on the timing of revenue recognized in accounting for gift cards as presented in the consolidated statements of operations. The Company will be recognizing the estimated breakage of gift cards over the pattern of redemption of the gift cards. Prior to adopting the ASU, the Company recognized gift card breakage when the likelihood of redemption became remote. The Company will also recognize direct-mail advertising costs as expense as incurred. Prior to adopting the ASU, the Company capitalized these costs which were expensed over the period of benefit. Additionally, the Company will recognize contract assets for the carrying amount of product expected to be returned and for costs to obtain a contract if the contract is more than one year. The Company will expense as incurred costs to obtain a contract if the contract is less than one year. Product expected to be returned was presented as a reduction of the related reserve for returns prior to adopting the ASU. The Company expects the cumulative impact of adopting the ASU on January 1, 2018 to be an increase in stockholders’ equity of approximately $1,500. The Company has identified and is implementing changes to its accounting policies, practices and controls to support the ASU. The Company is continuing its assessment of potential changes to its disclosures under the ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Although the Company is in the process of evaluating the impact of the adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $5,491 for the year ended December 31, 2017 within income tax expense on the accompanying consolidated statement of operations as opposed to being recognized in additional paid-in capital under previous accounting guidance. The amounts recognized in additional paid-in capital were $2,936 and $2,750 for the years ended December 31, 2016 and 2015, respectively. In addition, the excess tax benefits from share-based compensation are now classified as operating cash flows on the consolidated statement of cash flows instead of being separately stated in the financing activities for the year ended December 31, 2017. The prior periods have not been restated. The Company has elected to continue to estimate expected forfeitures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The adoption of this new accounting standard will not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The adoption of this new accounting standard will not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

3.CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$24,454	$0	$0	$24,454
Money market funds	200	0	0	200
Government and agency securities	42,220	135	(355)	42,000
Corporate debt securities	5,577	28	(37)	5,568
	$72,451	$163	$(392)	$72,222

At December 31, 2016, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$9,166	$0	$0	$9,166
Money market funds	457	0	0	457
Government and agency securities	19,132	51	(96)	19,087
Corporate debt securities	4,791	18	(23)	4,786
	$33,546	$69	$(119)	$33,496

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at December 31, 2017 and 2016.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$200	$200
Government and agency securities	42,000	42,000
Corporate debt securities	5,568	5,568
Total assets	$47,768	$47,768

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$457	$457
Government and agency securities	19,087	19,087
Corporate debt securities	4,786	4,786
Total assets	$24,330	$24,330

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2017	2016
Furniture and fixtures	$3,106	$5,745
Computer hardware and software	69,865	69,973
Equipment	7,515	5,173
Leasehold improvements	12,661	11,936
	93,147	92,827
Accumulated depreciation	(61,598)	(60,184)
	$31,549	$32,643

Depreciation and amortization expense related to fixed assets was $14,082, $12,736 and $9,158 in 2017, 2016 and 2015, respectively.

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

The following table summarizes the Company’s identifiable intangible assets:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(2,000)	$13,000	$15,000	$(1,000)	$14,000

Amortization expense for intangible assets was $1,000 for both 2017 and 2016. Estimated amortization expense for identifiable intangible assets for the next five years is expected to be as follows:

2018	$1,000
2019	1,000
2020	1,000
2021	1,000
2022	1,000

Additionally, the Company had $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

7.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2017 or December 31, 2016 under the Credit Facility.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company pays an unused line fee. The unused line fee is 0.25% of the total available credit. The Company incurred no interest expense during 2017, 2016 and 2015. During 2017, 2016 and 2015, the Company incurred $127, $127 and $118 in an unused line fee, respectively, under the Credit Facility and prior financing arrangements. Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of December 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2017, the Company had $13 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. Certain of the leases also contain escalation clauses based upon increases in costs related to the properties. Lease obligations, with initial or remaining terms of one or more years, consist of the following at December 31, 2017:

2018	$2,844
2019	2,877
2020	2,907
2021	2,963
2022	1,753
$13,344

Total rent expense for 2017, 2016 and 2015 was $2,185, $2,185 and $2,304, respectively.

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

Other Contractual Commitments

The Company’s principal other commitments consisted of obligations under agreements with food suppliers, an agreement with its outside fulfillment provider, agreements with its Internet and networking providers and employment contracts. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. The Company has total purchase obligations of $39,756 as of December 31, 2017. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2017.

9.	STOCKHOLDERS’ EQUITY

Common Stock

In 2017, the Company issued 271 shares of common stock upon the exercise of stock options and received proceeds of $4,266. During 2017, employees surrendered to the Company 90 shares of common stock valued at $4,545 in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during 2017, employees surrendered to the Company 22 shares of common stock valued at $785, also in satisfaction of tax withholding obligations associated with the vesting of equity awards, which were retired. Also, in 2017, the Company issued 14 shares of common stock as compensation to board members. During each of the four quarters of 2017, the Company paid a dividend of $0.175 per share to all stockholders of record. Subsequent to December 31, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share payable on March 19, 2018 to stockholders of record as of March 8, 2018.

In 2016, the Company issued 286 shares of common stock upon the exercise of stock options and received proceeds of $2,760. During 2016, employees surrendered to the Company 128 shares of common stock valued at $2,657 in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2016, the Company issued 27 shares of common stock as compensation to board members. During each of the four quarters of 2016, the Company paid a dividend of $0.175 per share to all stockholders of record.

In 2015, the Company issued 335 shares of common stock upon the exercise of stock options and received proceeds of $3,182. During 2015, employees surrendered to the Company 140 shares of common stock valued at $2,610 in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2015, the Company issued 22 shares of common stock as compensation to board members. During each of the four quarters of 2015, the Company paid a dividend of $0.175 per share to all stockholders of record.

The Company had a share repurchase program to repurchase up to $50,000 of its outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace that expiring program. The Company may repurchase up to $50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the year ended December 31, 2017, the Company purchased and subsequently retired 29 shares of common stock under these programs for an aggregate cost of $1,500. Additionally, the Company purchased and placed in treasury 72 shares of common stock under these programs for an aggregate cost of $3,485.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other changes include the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as, prospective changes beginning in 2018 including additional limitations on executive compensation.

Income tax expense consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$20,930	$17,562	$14,395
State	953	539	31
	21,883	18,101	14,426
Deferred:
Federal	2,794	509	(662)
State	981	(61)	(66)
	3,775	448	(728)
	$25,658	$18,549	$13,698

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.6	0
Executive compensation limitation	0.3	0.1	0
Stock-based compensation	(6.4)	0	0
Food donations	(1.1)	(1.1)	(1.2)
Fixed assets	0	0	0.5
Changes in reserves	0	(0.1)	(0.1)
Tax credits	(0.2)	(0.2)	(0.5)
Expired charitable contribution carryover	0.8	0	1.9
Rate change due to tax reform	1.0	0	0
Valuation allowance	0.8	0	(2.0)
Other	(0.2)	0	0.8
	30.7%	34.3%	34.4%

The change in the effective tax rate from 2016 to 2017 was due primarily to the adoption of ASU No. 2016-09 as of January 1, 2017 partially offset by a charge recorded to write-down the net deferred asset due to the enactment of the Tax Act. The Company recognized an excess tax benefit from share-based compensation of $5,491 in the year ended December 31, 2017 within income tax expense in the accompanying consolidated statement of operations rather than as additional paid-in capital in the accompanying consolidated balance sheet under previous accounting guidance. This benefit was partially offset by a charge of $836 to write-down the net deferred tax asset to reflect the reduction of the future federal corporate income tax rate from 35% to 21%.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Reserves and accruals	$979	$1,470
Goodwill/Intangible assets	396	721
Net operating loss carryforwards	2,074	1,653
Stock-based compensation	2,437	2,441
Charitable contribution carryforward	122	1,432
Other	608	1,014
	6,616	8,731
Valuation allowance	(817)	0
	5,799	8,731
Deferred tax liability:
Property and equipment	(2,597)	(1,791)
Net deferred tax asset	$3,202	$6,940

At December 31, 2017 and 2016, the Company had net operating loss carryforwards of approximately $27,948 and $28,038, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. The net operating losses will begin to expire in 2025.

At December 31, 2014, the Company had a valuation allowance of $800 recorded against its deferred tax asset generated for charitable contributions. The Company recorded the valuation allowance to reduce the deferred tax asset to an amount it expected was more likely than not to be realized due to the short carryforward period for this temporary difference. In 2015, the Company reduced the valuation allowance to zero due to the expiration of certain charitable contribution carryovers. At December 31, 2016, there was no valuation allowance. At December 31, 2017, the Company recorded a valuation allowance of $817 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets. An analysis of the activity of the valuation allowance is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$0	$0	$800
Additions charged to expense	817	0	0
Deductions	0	0	(800)
Balance at end of year	$817	$0	$0

The total amount of gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015 was $131, $168 and $272, respectively, which is included as a reduction of deferred income taxes in the accompanying consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $103, $109 and $177 as of December 31, 2017, 2016 and 2015, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest (income) expense, net. No interest expense was recognized during 2017, 2016 and 2015. The Company’s federal income tax returns for 2014 through 2017 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2014 through 2017. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$168	$272	$332
Increase related to current year tax positions	30	20	19
Increase related to prior year tax positions	0	0	72
Decrease due to lapse of statute of limitations	(67)	(124)	(151)
Balance at end of year	$131	$168	$272

11.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Second Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Second Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Second Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000, 5,600 and 7,400 shares of common stock, respectively, for issuance. At December 31, 2017, the Second Amended and Restated 2008 Long-Term Incentive Plan had 2,898 shares available for grant.

Under each of the plans, the Board’s Compensation Committee determines the term of each award, but no award can be exercisable more than 10 years from the date the award is granted. The stock options issued under the Equity Incentive Plans generally expire seven years from the grant date. The Compensation Committee also determines the vesting provisions of all awards and the exercise price per share of stock options issued under the plans, which is the fair value at date of grant. Awards issued to employees generally vest over terms ranging from two to four years.

The following table summarizes the Company’s stock option activity for 2015, 2016 and 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	892	$9.97
Granted	194	19.82
Exercised	(335)	9.50
Forfeited/expired	(25)	16.54
Outstanding, December 31, 2015	726	12.60
Granted	140	20.94
Exercised	(286)	9.65
Forfeited/expired	(3)	20.94
Outstanding, December 31, 2016	577	16.04
Granted	0	0
Exercised	(271)	15.76
Forfeited/expired	0	0
Outstanding, December 31, 2017	306	$16.28	3.78	$11,121
Exercisable at December 31, 2017	130	$12.52	3.02	$5,230
Vested and expected to vest at December 31, 2017	303	$16.25	3.78	$11,029

The Company recorded compensation expense of $884, $1,072 and $647, in the accompanying consolidated statements of operations for 2017, 2016 and 2015, respectively, for stock option awards. No options were granted in 2017. The weighted-average grant date fair value of stock options granted in 2016 and 2015 was $5.99 and $5.18, respectively. The total intrinsic value of stock options exercised in 2017, 2016 and 2015 was $8,660, $5,727 and $5,520, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2016	2015
Expected dividend yield	3.29%	3.48%
Expected volatility	43.53%	40.81%
Risk-free interest rate	1.62%	1.55%
Expected life (in years)	4.50	4.42

In 2017, 2016 and 2015, the Company authorized the issuance of 14, 27 and 22 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $700, $700 and $509, respectively. In addition, in 2017, the Company issued 1 share of common stock to consultants for services resulting in expense of $20.  No shares were issued to consultants during 2016 or 2015.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2015, 2016 and 2017:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	422	$13.56
Granted	89	19.72
Vested	(183)	11.30
Forfeited	(52)	13.51
Nonvested, December 31, 2015	276	17.05
Granted	84	21.02
Vested	(139)	12.40
Forfeited	(5)	19.91
Nonvested, December 31, 2016	216	21.51
Granted	140	35.11
Vested	(120)	14.93
Forfeited	(4)	31.23
Nonvested, December 31, 2017	232	$32.96	$12,269

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

The following table summarizes the restricted stock unit activity for 2015, 2016 and 2017:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2015	366	$9.81
Granted	123	19.28
Performance factor adjustment	62	12.48
Vested	(237)	8.64
Forfeited	(1)	16.67
Nonvested, December 31, 2015	313	14.92
Granted	161	26.59
Vested	(190)	12.54
Forfeited	(3)	20.39
Nonvested, December 31, 2016	281	23.18
Granted	73	35.75
Performance factor adjustment	34	17.56
Vested	(155)	18.92
Forfeited	(1)	20.52
Nonvested, December 31, 2017	232	$29.20	$12,175

 The Company recorded compensation expense of $9,319, $5,198 and $4,312 in the accompanying consolidated statements of operations for 2017, 2016 and 2015, respectively, in connection with the issuance of restricted stock and restricted stock units. As of December 31, 2017, the Company expects 228 shares of restricted stock and 227 restricted stock units to vest.

As of December 31, 2017, there was $7,664 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1 year. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2020.

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2017, 2016 and 2015 were $965, $892 and $794, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve which is included as other accrued expenses and current liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$740	$870	$762
Provision for estimated returns	19,011	14,929	13,225
Actual returns	(18,883)	(15,059)	(13,117)
Balance at end of year	$868	$740	$870

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)
2017:
Revenue	$212,677	$194,894	$158,149	$131,237	$696,957
Gross margin	$114,447	$105,797	$85,792	$69,711	$375,747
Net income	$7,484	$24,435	$15,027	$10,926	$57,872
Basic income per common share	$0.25	$0.82	$0.50	$0.36	$1.93
Diluted income per common share	$0.25	$0.80	$0.49	$0.36	$1.90
2016:
Revenue	$162,110	$149,823	$124,571	$108,947	$545,451
Gross margin	$83,552	$80,681	$66,877	$57,347	$288,457
Net income	$2,552	$16,118	$7,949	$8,850	$35,469
Basic income per common share	$0.09	$0.55	$0.27	$0.30	$1.20
Diluted income per common share	$0.09	$0.54	$0.27	$0.29	$1.19

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

INDEX TO EXHIBITS

No.	Description

2.1

Asset Purchase Agreement, dated as of December 17, 2015, between SBD Enterprises, LLC (formerly known as Nutrisystem SBD, LLC) and SBD Holdings Group Corp., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on December 17, 2015.

*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.
3.3	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 7, 2016.
3.4	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on April 5, 2017.

+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 6, 2012.

+10.2

Amendment No. 1 to Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on February 28, 2017.

+10.3	Second Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2017.

10.4	Agreement, dated December 21, 2004, between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on March 14, 2006.

+10.5	Compensation Policy For Non-Employee Directors, Effective April 1, 2017 incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on February 28, 2017.

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

No.	Description
+10.16

First Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.17

Second Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated December 27, 2017, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on December 28, 2017.

+10.18

2013 Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.19

Employment Agreement, dated February 5, 2013 between Nutrisystem, Inc. and Keira Krausz, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.20

First Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.21

Second Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated December 27, 2017, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on December 28, 2017.

+10.22	Form of Restricted Stock Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.23	Form of Nonqualified Stock Option Grant Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.24

2013 Performance-Based Restricted Stock Unit Grant Agreement for Keira Krausz, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.25

Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.26

Form of Nonqualified Stock Option Grant Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.27

Form of Restricted Stock Award Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.28

Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.29

Form of Nonqualified Stock Option Grant Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.30

Form of Restricted Stock Award Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

10.31

Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

No.	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/S/ DAWN M. ZIER
Dawn M. Zier, President and
Chief Executive Officer

Dated:  February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	February 28, 2018
Dawn M. Zier
President and Chief Executive Officer and Director

BY:	/S/ MICHAEL P. MONAHAN	February 28, 2018
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	February 28, 2018
Robert F. Bernstock
Director

BY:	/S/ PAUL GUYARDO	February 28, 2018
Paul Guyardo
Director

BY:	/S/ MICHAEL J. HAGAN	February 28, 2018
Michael J. Hagan
Chairman, Director

BY:	/S/ JAY HERRATTI	February 28, 2018
Jay Herratti
Director

BY:	/S/ MICHAEL D. MANGAN	February 28, 2018
Michael D. Mangan
Director

BY:	/S/ BRIAN P. TIERNEY	February 28, 2018
Brian P. Tierney
Director

BY:	/S/ ANDREA WEISS	February 28, 2018
Andrea Weiss
Director