Form 10-Q
period 2018-03-31
NUTRI SYSTEM INC /DE/
filed 2018-05-02
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 24, 2018:

Common Stock, $.001 par value	29,708,596 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,059	$24,654
Short term investments	52,297	47,568
Receivables	21,592	17,871
Inventories	42,118	44,266
Prepaid income taxes	6,874	6,441
Prepaid expenses and other current assets	8,817	11,758
Total current assets	155,757	152,558
FIXED ASSETS, net	30,216	31,549
INTANGIBLE ASSETS, net	12,834	13,084
DEFERRED INCOME TAXES	3,144	3,202
OTHER ASSETS	1,136	1,150
Total assets	$203,087	$201,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,730	$34,816
Accrued payroll and related benefits	2,476	15,229
Deferred revenue	12,280	7,991
Other accrued expenses and current liabilities	6,249	6,068
Total current liabilities	77,735	64,104
NON-CURRENT LIABILITIES	1,633	1,636
Total liabilities	79,368	65,740
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,920 at March 31, 2018 and 30,729 at December 31, 2017)	31	31
Additional paid-in capital	72,825	69,245
Treasury stock, at cost, 1,038 shares at March 31, 2018 and 679 shares at December 31, 2017	(28,263)	(16,359)
Retained earnings	79,409	83,035
Accumulated other comprehensive loss	(283)	(149)
Total stockholders’ equity	123,719	135,803
Total liabilities and stockholders’ equity	$203,087	$201,543

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE	$210,930	$212,677

COSTS AND EXPENSES:
Cost of revenue	98,651	98,230
Marketing	85,980	81,678
Selling, general and administrative	20,479	19,589
Depreciation and amortization	3,749	3,777
Total costs and expenses	208,859	203,274
Operating income	2,071	9,403
INTEREST INCOME, net	(86)	(24)
Income before income tax (benefit) expense	2,157	9,427
INCOME TAX (BENEFIT) EXPENSE	(646)	1,943
Net income	$2,803	$7,484
BASIC INCOME PER COMMON SHARE	$0.09	$0.25
DILUTED INCOME PER COMMON SHARE	$0.09	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,833	29,558
Diluted	30,146	29,985
DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$2,803	$7,484
OTHER COMPREHENSIVE LOSS:
Short term investments:
Unrealized loss, net of income tax benefit of ($37) and ($2), respectively	(134)	(3)
Comprehensive income	$2,669	$7,481

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2018	30,729	$31	$69,245	$(16,359)	$83,035	$(149)	$135,803
Impact of change in accounting policy (Note 2)	0	0	0	0	1,135	0	1,135
Net income	0	0	0	0	2,803	0	2,803
Share-based compensation expense	115	0	2,096	0	0	0	2,096
Exercise of stock options	76	0	1,484	0	0	0	1,484
Repurchase of common shares for treasury	0	0	0	(9,996)	0	0	(9,996)
Cash dividends	0	0	0	0	(7,564)	0	(7,564)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,908)	0	0	(1,908)
Other comprehensive loss, net of tax	0	0	0	0	0	(134)	(134)
BALANCE, March 31, 2018	30,920	$31	$72,825	$(28,263)	$79,409	$(283)	$123,719

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,803	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,749	3,777
Share–based compensation expense	2,096	2,317
Deferred income tax benefit	(281)	(276)
Other charges	18	3
Changes in operating assets and liabilities:
Receivables	(3,721)	(8,872)
Inventories	2,148	7,098
Prepaid expenses and other assets	3,085	1,017
Accounts payable	21,870	22,557
Accrued payroll and related benefits	(12,753)	(6,981)
Deferred revenue	5,626	10,223
Income taxes	(389)	2,234
Other accrued expenses and liabilities	(185)	434
Net cash provided by operating activities	24,066	41,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(8,229)	(6,496)
Proceeds from sales of short term investments	3,311	1,937
Capital additions	(1,759)	(2,432)
Net cash used in investing activities	(6,677)	(6,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,484	1,803
Employee tax withholdings related to the vesting of equity awards	(1,908)	(1,330)
Repurchase of common shares for treasury	(9,996)	0
Repurchase and retirement of common shares	0	(785)
Payment of dividends	(7,564)	(5,318)
Net cash used in financing activities	(17,984)	(5,630)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(595)	28,394
CASH AND CASH EQUIVALENTS, beginning of period	24,654	9,623
CASH AND CASH EQUIVALENTS, end of period	$24,059	$38,017

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

Interim Financial Statements

The Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

The Company has adopted the accounting standards codification (“ASC”) 606, “Revenue from Contracts with Customers,” on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. Therefore, the comparative information for years ended prior to January 1, 2018 were not restated to comply with ASC 606. The Company applied the transition practical expedient to only assess contracts that were not completed contracts at the date of initial application when applying the cumulative effect method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures. The cumulative impact of adopting ASC 606 on January 1, 2018 was an increase in stockholders’ equity of $1,135.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating its population of leases and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to fulfillment warehouse agreements and its real estate operating lease. For the fulfillment warehouse agreements, the Company has identified the population and is currently assessing the impact. The Company does anticipate the recognition of additional assets and corresponding liabilities related to leases upon adoption but has not yet quantified these at this time. The Company plans to adopt the standard effective January 1, 2019 but has not yet selected a transition method.

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

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2018 and December 31, 2017, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

At March 31, 2018, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$23,751	$0	$0	$23,751
Money market funds	308	0	0	308
Government and agency securities	46,197	156	(510)	45,843
Corporate debt securities	6,500	22	(68)	6,454
	$76,756	$178	$(578)	$76,356

At December 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$24,454	$0	$0	$24,454
Money market funds	200	0	0	200
Government and agency securities	42,220	135	(355)	42,000
Corporate debt securities	5,577	28	(37)	5,568
	$72,451	$163	$(392)	$72,222

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $15,923 and $16,419 at March 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures it did have an impact on the timing of revenue recognized in accounting for gift cards as presented in the consolidated statement of operations for 2018. In accordance with the new standard, the Company is recognizing the estimated breakage of gift cards over the pattern of redemption of the gift cards. Prior to adopting ASC 606, the Company recognized gift card breakage when the likelihood of redemption became remote. The Company also is recognizing direct-mail advertising costs as expense as incurred. Prior to adopting ASC 606, the Company capitalized these costs and expensed over the period of benefit. Additionally, the Company is recognizing an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization period is more than one year in duration. The Company is applying the practical expedient to expense costs to obtain a contract as incurred if the amortization period is less than one year. Prior to adopting ASC 606, the value of product expected to be returned was presented net as a reduction of the related reserve for returns and costs to obtain a contract were expensed as incurred.

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, that are collected by the Company from a customer, are excluded from revenue and presented on a net basis.

Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $4,069 and $1,889 for the three months ended March 31, 2018 and 2017, respectively. The increase in shipping and handling was due primarily to an increased handling charge paid by the customer.

The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone, referred to as the direct channel, through QVC, a television shopping network, and select retailers. Pre-packaged foods are comprised of both frozen and non-frozen (ready-to-go) products.

Products sold through the direct channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which customers pay for at the point of sale. Products sold through QVC are payable by QVC upon satisfaction of the performance obligation. Revenue is recognized at a point in time. Direct to consumer customers may return unopened ready-to-go products within 30 days of purchase in order to receive a refund or credit. Frozen products are nonreturnable and non-refundable unless the order is canceled within 14 days of delivery.  The Company recognizes revenue at the shipping point.

Products sold to retailers include both frozen and non-frozen products and are payable by the retailer upon satisfaction of the performance obligation. Revenue is recognized at a point in time. Certain retailers have the right to return unsold products. The Company recognizes revenue when the retailers take possession of the product.

The Company accounts for the shipment of frozen and non-frozen products as separate performance obligations. The consideration, including variable consideration for product returns, are allocated between frozen and non-frozen products based on their stand-alone selling prices. The amount of revenue recognized is adjusted for expected returns, which are estimated based on historical data.

In addition to its pre-packaged foods, the Company sells prepaid gift cards through a wholesaler that are redeemable through the Internet or telephone. Prepaid gift cards represent grants of rights to goods to be provided in the future to retail customers. The wholesaler has the right to return all unsold prepaid gift cards. The retail selling price of the gift cards is deferred in the balance sheets and recognized as revenue when the Company has satisfied its performance obligation when the retail customer redeems the gift card. The Company recognizes breakage amounts (estimated amount of unused gift cards) as revenue, in proportion to the actual gift card redemptions exercised by the retail customer in relation to the total expected redemptions of gift cards. The Company utilizes historical experience in estimating the total expected breakage and period over which the gift cards will be redeemed.

In the following table, revenue is disaggregated by the source of revenue:

	Three Months Ended March 31,
	2018	2017
Direct	$193,953	$194,073
Retail	11,186	12,154
QVC	5,693	6,363
Other	98	87
	$210,930	$212,677

The Company applied ASC 606 using the cumulative effect method and the comparative information for the prior year period has not been adjusted and continues to be reported under ASC 605.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2018	January 1, 2018
		As Adjusted
Receivables	$21,592	$17,871
Contract assets	$540	$279
Contract liabilities	$12,280	$6,654

Receivables primarily relate to the timing of credit card receivables and sales to retailers. The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period is as follows:

Three Months Ended March 31, 2018
Revenue recognized that was included in the contract liability (def. revenue) balance at January 1, 2018	$(3,755)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$9,381

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Remaining 2018	$9,018
2019	1,078
2020	28
$10,124

The Company applies the practical expedient in subtopic ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financials for 2018:

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Operations
Revenue	$210,930	$341	$210,589
Income tax benefit	$(646)	$(77)	$(569)
Net income	$2,803	$264	$2,539

	March 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Balance Sheet
ASSETS
Prepaid income taxes	$6,874	$409	$7,283
Prepaid expenses and other current assets	$8,817	$(490)	$8,327

LIABILITIES
Deferred revenue	$12,280	$(1,417)	$13,697
Other accrued expenses and current liabilities	$6,249	$99	$6,150

EQUITY
Retained earnings	$79,409	$1,399	$78,010

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Cash Flows
Net income	$2,803	$264	$2,539
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$3,085	$(360)	$3,445
Deferred revenue	$5,626	$(80)	$5,706
Income taxes	$(389)	$77	$(466)
Other accrued expenses and liabilities	$(185)	$99	$(284)

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2018 and 2017 was $5,798, and $6,432, respectively. The reserve for estimated returns incurred but not received and processed was $1,530 at March 31, 2018 and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets. At December 31, 2017, the reserve for estimated returns incurred but not received and processed was $868 and was recorded net of the carrying amount of product to be returned.

Dependence on Suppliers

Approximately 11%, 10% and 5%, respectively, of inventory purchases for the three months ended March 31, 2018 were from three suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the three months ended March 31, 2017, these suppliers supplied approximately 12%, 6% and 10%, respectively, of inventory purchases.

The Company outsources 100% of its fulfillment operations to a third-party provider. Additionally, more than 97% of its direct to consumer orders are shipped by one third-party provider and more than 97% of its orders for the retail programs are shipped by another third-party provider.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at March 31, 2018 and December 31, 2017.

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$308	$308
Government and agency securities	45,843	45,843
Corporate debt securities	6,454	6,454
Total assets	$52,605	$52,605

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$200	$200
Government and agency securities	42,000	42,000
Corporate debt securities	5,568	5,568
Total assets	$47,768	$47,768

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

	Three Months Ended March 31,
	2018	2017
Net income	$2,803	$7,484
Net income allocated to unvested restricted stock	(25)	(74)
Net income allocated to common shares	$2,778	$7,410
Weighted average shares outstanding:
Basic	29,833	29,558
Effect of dilutive securities	313	427
Diluted	30,146	29,985

Basic income per common share	$0.09	$0.25
Diluted income per common share	$0.09	$0.25

In the three months ended March 31, 2018 and 2017, common stock equivalents representing 226 and 159 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

Cash Flow Information

The Company made payments for income taxes of $25 and $4 in the three months ended March 31, 2018 and 2017, respectively. Interest payments in the three months ended March 31, 2018 and 2017 were $50 and $45, respectively. For the three months ended March 31, 2018 and 2017, the Company had non-cash capital additions of $535 and $793, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

The allocation of the purchase price was to the SBD trade name and is being amortized on a straight-line basis over a period of 15 years. The fair value measurement method used to measure the assets acquired utilized a number of significant unobservable inputs or Level 3 assumptions. These assumptions included, among others, projections of the acquired business’ future operating results, the implied fair value of assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

The following table summarizes the Company’s identifiable intangible assets:

	March 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(2,250)	$12,750	$15,000	$(2,000)	$13,000

Amortization expense for intangible assets was $250 in each of the three months ended March 31, 2018 and 2017. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2018	$750
2019	1,000
2020	1,000
2021	1,000
2022	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2018 or December 31, 2017.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. During each of the three months ended March 31, 2018 and 2017, the Company incurred no interest expense and $31 in an unused line fee under the Credit Facility. Interest payments and unused line fees are classified within interest income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of March 31, 2018, the Company was in compliance with all covenants contained in the Credit Facility.

At March 31, 2018, the Company had $12 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	STOCKHOLDERS’ EQUITY

Common Stock

The Company issued 76 and 93 shares of common stock upon the exercise of stock options in the three months ended March 31, 2018 and 2017, respectively, and received proceeds of $1,484 and $1,803, respectively. During the three months ended March 31, 2018 and 2017, employees surrendered to the Company 40 and 29 shares of common stock, respectively, valued at $1,908 and $1,330, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the three months ended March 31, 2017 employees surrendered to the Company 22 shares of common stock valued at $785 also in satisfaction of tax withholding obligations, which were retired. During the three months ended March 31, 2018 and 2017, the Company paid a dividend of $0.25 and $0.175 per share, respectively, to all stockholders of record. Subsequent to March 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share payable on May 21, 2018 to stockholders of record as of May 10, 2018.

The Company had a share repurchase program to repurchase up to $50,000 of its outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace the expiring program. Under the terms of the new share repurchase program, the Company may repurchase up to $50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2018, the Company purchased and placed in treasury 319 shares of common stock under this program for an aggregate cost of $9,996. No shares were repurchased under the expired share repurchase program during the three months ended March 31, 2017. During April 2018, the Company purchased and placed in treasury an additional 130 shares of common stock for an aggregate cost of $5,000.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	306	$16.28
Granted	0	0
Exercised	(76)	19.57
Forfeited/expired	0	0
Outstanding, March 31, 2018	230	$15.20	3.31	$2,708
Exercisable, March 31, 2018	185	$13.78	2.96	$2,433
Vested and expected to vest at March 31, 2018	230	$15.18	3.31	$2,703

The Company recorded compensation expense of $116 and $262 in the accompanying consolidated statements of operations during the three months ended March 31, 2018 and 2017, respectively, for stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $2,082 and $1,893, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.  The following table summarizes the restricted stock activity for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$32.96
Granted	115	52.67
Vested	(112)	25.35
Forfeited	0	0
Nonvested, March 31, 2018	235	$46.24	$6,349

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

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$29.20
Granted	83	31.30
Vested	0	0
Forfeited	0	0
Nonvested, March 31, 2018	315	$29.75	$8,488

The Company recorded compensation expense of $1,980 and $2,055 in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of March 31, 2018, the Company expects 231 shares of restricted stock and 310 restricted stock units to vest.

As of March 31, 2018, there was $14,298 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years. The total unrecognized compensation expense will be fully charged to expense through the first quarter of 2021.

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

Contractual Commitments

The Company’s principal commitments consisted of obligations under agreements with food suppliers, an agreement with its outside fulfillment provider, agreements with its Internet and networking providers, operating leases and employment contracts. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of one to twelve years for operating leases and five years or less for the other agreements. The Company anticipates it will meet all annual purchase obligations in 2018.

8.INCOME TAXES

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.5% and 35.5% for the three months ended March 31, 2018 and 2017, respectively, which was reduced to (29.9)% and 20.6%, respectively, after recording discrete items, due primarily to the excess tax benefit from share based compensation. The Company recognized an excess tax benefit from share-based compensation of $799 and $1,382 in the three months ended March 31, 2018 and 2017, respectively, within income tax (benefit) expense in the accompanying consolidated statements of operations. Additionally, in the three months ended March 31, 2018, the Company recorded a tax benefit of $332 for the reduction of a valuation allowance due to changes in state tax legislation. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2017, the Company had net operating loss carryforwards of approximately $27,948 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2018. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of March 31, 2018 and December 31, 2017 was $138 and $131, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $109 and $103 as of March 31, 2018 and December 31, 2017, respectively.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the 2017 Annual Report, listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of the 2017 Annual Report in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Nutrisystem, Inc. (“Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. Our weight loss programs are designed for women and men. Our Nutrisystem® programs are based on over 45 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers.

Revenue consists primarily of food sales. In the three months ended March 31, 2018, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the three months ended March 31, 2017, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We utilize a multi-brand approach with two distinct programs, the Nutrisystem® Turbo13 plan and the South Beach Diet®. The South Beach Diet® launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida.

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem programs and products at a more attractive price point. Also, we continue to offer our Nutrisystem® programs through the use of prepaid gift cards at Costco. We have multiple kits and single items available for purchase.

Revenue for the three months ended March 31, 2018 decreased 1% from the comparable period of 2017 to $210.9 million. We experienced new customer acquisition challenges in the direct channel due to a lower than expected response to our 2018 marketing campaign further pressured by lower viewership on historically well performing television stations. New customers in their initial diet cycle and retail revenue decreased which offset increased reactivation revenue from former customers. Reactivation revenue increased due to higher volumes building off of increases in new customer counts from previous years and a higher reactivation rate. Retail revenue decreased due to lower sell through rates in 2018 as compared to 2017. QVC revenue also decreased in 2018 as compared to 2017.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of our 2017 Annual Report and in Note 2 of this Quarterly Report on Form 10-Q as we adopted ASC 606 on January 1, 2018.

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

During the three months ended March 31, 2018, we did not make any material change to our critical accounting policies.

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

Marketing Expense.  Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Advertising costs are charged to expense as incurred or the first time the advertising takes place. Prior to adopting ASC 606, we capitalized direct-mail advertising costs and expensed over the period of benefit.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists of compensation for administrative, information technology, call center and sales personnel, share-based payment arrangements for related employees, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Income, Net.  Interest income, net consists of interest income earned on cash balances and short term investments net of interest expense and unused line fees on our revolving credit facility.

Income Tax (Benefit) Expense.  We are subject to corporate level income taxes and record income taxes based on an effective income tax rate for the year.

Overview of the Direct Channel

In the three months ended March 31, 2018 and 2017 the direct channel represented 92% and 91%, respectively, of our revenue. Revenue through the direct channel was $194.0 million in the three months ended March 31, 2018 compared to $194.1 million in the same period of 2017. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2018 was attributable primarily to revenue from fewer customers in their initial diet cycle. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$210,930	$212,677	$(1,747)	(1)%

COSTS AND EXPENSES:
Cost of revenue	98,651	98,230	421	0%
Marketing	85,980	81,678	4,302	5%
Selling, general and administrative	20,479	19,589	890	5%
Depreciation and amortization	3,749	3,777	(28)	(1)%
Total costs and expenses	208,859	203,274	5,585	3%
Operating income	2,071	9,403	(7,332)	(78)%
INTEREST INCOME, net	(86)	(24)	(62)	258%
Income before income tax (benefit) expense	2,157	9,427	(7,270)	(77)%
INCOME TAX (BENEFIT) EXPENSE	(646)	1,943	(2,589)	(133)%
Net income	$2,803	$7,484	$(4,681)	(63)%

% of revenue
Gross margin	53.2%	53.8%
Marketing	40.8%	38.4%
Selling, general and administrative	9.7%	9.2%
Operating income	1.0%	4.4%

Revenue.  Revenue decreased to $210.9 million in the first quarter of 2018 from $212.7 million for the first quarter of 2017. The decrease in revenue is attributable primarily to lower revenue from new customers in their initial diet cycle ($11.7 million) and decreased retail revenue ($968,000) partially offset by increased reactivation revenue ($11.6 million). QVC revenue also decreased slightly. In the first quarter of 2018, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the first quarter of 2017, the direct channel accounted for 91% of revenue compared to 6% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $98.7 million in the first quarter of 2018 from $98.2 million in the first quarter of 2017. Gross margin as a percent of revenue decreased to 53.2% in the first quarter of 2018 from 53.8% for the first quarter of 2017. The decrease in gross margin was attributable primarily to higher packaging, freight and fulfillment costs and program mix.

Marketing expense increased to $86.0 million in the first quarter of 2018 from $81.7 million in the first quarter of 2017. Marketing expense as a percent of revenue increased to 40.8% in the first quarter of 2018 from 38.4% for the first quarter of 2017. Substantially all marketing spending promoted the direct business. The increase in marketing expense was attributable primarily to increased spending for advertising media ($2.3 million), marketing consulting ($807,000), television production ($442,000) and higher marketing compensation and benefits ($301,000). In total, media spending was $79.4 million in the first quarter of 2018 and $77.1 million in the first quarter of 2017.

Selling, general and administrative expense increased to $20.5 million in the first quarter of 2018 compared to $19.6 million in the first quarter of 2017. Selling, general and administrative expense as a percent of revenue increased to 9.7% in the first quarter of 2018 from 9.2% for the first quarter of 2017. The increase in spending was attributable primarily to increased professional, outside and computer services ($519,000) and higher compensation, benefits and commissions ($454,000).  These increases were partially offset by a decrease in non-cash expense for share-based payment arrangements ($179,000).

Depreciation and amortization expense decreased to $3.7 million in the first quarter of 2018 compared to $3.8 million in the first quarter of 2017 due to assets that reached the end of their useful lives.

Interest Income, Net. Interest income, net was $86,000 in the first quarter of 2018 compared to $24,000 in the first quarter of 2017 due to higher amounts of short term investments.

Income Tax (Benefit) Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.5% for the first quarter of 2018, which was reduced to an income tax benefit after recording discrete items, primarily due to the excess tax benefit from share-based compensation of $799,000 and a reduction of a valuation allowance of $332,000 due to changes in state tax legislation. We recognized an income tax benefit of $646,000 in the first quarter of 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.5% for the first quarter of 2017, which was reduced to 20.6% after recording discrete items, primarily due to the excess tax benefit from share-based compensation of $1.4 million. Income tax expense in the first quarter of 2017 was $1.9 million.

Contractual Obligations and Commercial Commitments

As of March 31, 2018, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At March 31, 2018, we had working capital of $78.0 million as compared to $88.5 million at December 31, 2017. Cash and cash equivalents at March 31, 2018 were $24.1 million, a decrease of approximately $600,000 from the balance of $24.7 million at December 31, 2017. In addition, we had $52.3 million invested in short term investments at March 31, 2018, as compared to $47.6 million at December 31, 2017, an increase of $4.7 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at March 31, 2018 or December 31, 2017.

In the three months ended March 31, 2018, we generated cash flows of $24.1 million from operating activities, a decrease of $16.9 million from the same period of 2017. A decrease of $4.7 million in net income and $12.0 million of cash flow used by the net change in operating assets and liabilities were the primary drivers of decreased cash flow from operations.

In the three months ended March 31, 2018, net cash used in investing activities was $6.7 million, a decrease of $314,000 from the same period of 2017, as capital additions decreased by $673,000 in the three months ended March 31, 2018 as compared to the same period of 2017.

In the three months ended March 31, 2018, net cash used in financing activities was $18.0 million, an increase of $12.4 million from the same period of 2017, as we increased stock repurchases and increased the dividend from $0.175 to $0.25 per share.  During the three months ended March 31, 2018, we paid $7.6 million for dividends, $10.0 million to repurchase shares of common stock and $1.9 million to satisfy the tax withholding obligations associated with the vesting of equity awards partially offset by the proceeds received from the exercise of stock options.

We had a share repurchase program to repurchase up to $50.0 million of our outstanding shares of common stock which expired on November 3, 2017. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace the expiring repurchase program. Under the new share repurchase program, we may repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2018, we purchased and placed in treasury 318,500 shares of common stock under this program for an aggregate cost of $10.0 million. During April 2018, we purchased and placed in treasury an additional 129,624 shares of common stock for an aggregate cost of $5.0 million. No shares were repurchased under the expired stock repurchase program during the three months ended March 31, 2017.

Subsequent to March 31, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share payable on May 21, 2018 to stockholders of record as of May 10, 2018. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at March 31, 2018 of $24.1 million were maintained in bank and money market funds. Additionally, we invested $52.3 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheet. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

Item 4.	Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures. The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)    Changes in Internal Control Over Financial Reporting. Beginning January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers”. We implemented changes to our processes and the related control activities related to revenue recognition. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part 1, Item 1A in our 2017 Annual Report under the heading “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 - January 31, 2018	0	$0	0	$47,511,999
February 1 - February 28, 2018	96,400	$31.12	96,400	$44,512,253
March 1 - March 31, 2018	222,100	$31.50	222,100	$37,516,116

(1) On October 25, 2017, we announced that out Board of Directors had authorized a share repurchase program. We may purchase up to $50 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017.  The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

(2) The repurchases appearing in the above table for the period January 1, 2018 through March 31, 2018, do not include 39,975 shares of common stock surrendered by employees of the Company, at an average purchase price of $47.73, for the payment of tax withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	May 2, 2018
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	May 2, 2018
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer