Form 10-Q
period 2018-06-30
NUTRI SYSTEM INC /DE/
filed 2018-08-01
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 25, 2018:

Common Stock, $.001 par value	29,444,025 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,305	$24,654
Short term investments	55,244	47,568
Receivables	17,944	17,871
Inventories	33,496	44,266
Prepaid income taxes	193	6,441
Prepaid expenses and other current assets	8,276	11,758
Total current assets	143,458	152,558
FIXED ASSETS, net	28,674	31,549
INTANGIBLE ASSETS, net	12,584	13,084
DEFERRED INCOME TAXES	2,775	3,202
OTHER ASSETS	1,236	1,150
Total assets	$188,727	$201,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,227	$34,816
Accrued payroll and related benefits	3,251	15,229
Deferred revenue	11,698	7,991
Other accrued expenses and current liabilities	5,996	6,068
Total current liabilities	56,172	64,104
NON-CURRENT LIABILITIES	1,752	1,636
Total liabilities	57,924	65,740
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,957 at June 30, 2018 and 30,729 at December 31, 2017)	31	31
Additional paid-in capital	76,368	69,245
Treasury stock, at cost, 1,520 shares at June 30, 2018 and 679 shares at December 31, 2017	(43,267)	(16,359)
Retained earnings	97,936	83,035
Accumulated other comprehensive loss	(265)	(149)
Total stockholders’ equity	130,803	135,803
Total liabilities and stockholders’ equity	$188,727	$201,543

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$191,311	$194,894	$402,241	$407,571

COSTS AND EXPENSES:
Cost of revenue	88,371	89,097	187,022	187,327
Marketing	47,169	44,840	133,149	126,518
Selling, general and administrative	18,104	21,405	38,583	40,994
Depreciation and amortization	3,851	3,789	7,600	7,566
Total costs and expenses	157,495	159,131	366,354	362,405
Operating income	33,816	35,763	35,887	45,166
INTEREST INCOME, net	(112)	(2)	(198)	(26)
Income before income tax expense	33,928	35,765	36,085	45,192
INCOME TAX EXPENSE	7,792	11,330	7,146	13,273
Net income	$26,136	$24,435	$28,939	$31,919
BASIC INCOME PER COMMON SHARE	$0.88	$0.82	$0.97	$1.07
DILUTED INCOME PER COMMON SHARE	$0.87	$0.80	$0.96	$1.05
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,364	29,696	29,597	29,627
Diluted	29,679	30,206	29,911	30,096
DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.175	$0.500	$0.350

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,136	$24,435	$28,939	$31,919
OTHER COMPREHENSIVE INCOME (LOSS):
Short term investments:
Unrealized gain (loss), net of income tax expense (benefit) of $5, $9, ($32) and $7, respectively	18	17	(116)	14
Comprehensive income	$26,154	$24,452	$28,823	$31,933

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2018	30,729	$31	$69,245	$(16,359)	$83,035	$(149)	$135,803
Impact of change in accounting policy (Note 2)	0	0	0	0	1,135	0	1,135
Net income	0	0	0	0	28,939	0	28,939
Share-based compensation expense	142	0	5,437	0	0	0	5,437
Exercise of stock options	86	0	1,686	0	0	0	1,686
Repurchase of common shares for treasury	0	0	0	(24,996)	0	0	(24,996)
Cash dividends	0	0	0	0	(15,173)	0	(15,173)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,912)	0	0	(1,912)
Other comprehensive loss, net of tax	0	0	0	0	0	(116)	(116)
BALANCE, June 30, 2018	30,957	$31	$76,368	$(43,267)	$97,936	$(265)	$130,803

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,939	$31,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,600	7,566
Share–based compensation expense	5,437	5,274
Deferred income tax expense (benefit)	81	(534)
Other charges	43	12
Changes in operating assets and liabilities:
Receivables	(73)	2,081
Inventories	10,770	10,585
Prepaid expenses and other assets	3,526	1,542
Accounts payable	403	(489)
Accrued payroll and related benefits	(11,978)	(2,550)
Deferred revenue	5,044	1,294
Income taxes	6,294	5,842
Other accrued expenses and liabilities	(310)	254
Net cash provided by operating activities	55,776	62,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(18,651)	(17,702)
Proceeds from sales of short term investments	10,784	6,298
Capital additions	(3,863)	(5,736)
Net cash used in investing activities	(11,730)	(17,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,686	3,537
Employee tax withholdings related to the vesting of equity awards	(1,912)	(1,573)
Repurchase of common shares for treasury	(24,996)	0
Repurchase and retirement of common shares	0	(785)
Payment of dividends	(15,173)	(10,637)
Net cash used in financing activities	(40,395)	(9,458)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,651	36,198
CASH AND CASH EQUIVALENTS, beginning of period	24,654	9,623
CASH AND CASH EQUIVALENTS, end of period	$28,305	$45,821

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

Interim Financial Statements

The Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

The Company adopted accounting standards codification (“ASC”) 606, “Revenue from Contracts with Customers,” on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. Therefore, the comparative information for periods ended prior to January 1, 2018 were not restated. The Company applied the transition practical expedient to only assess contracts that were not completed contracts at the date of initial application when applying the cumulative effect method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures. The cumulative impact of adopting ASC 606 on January 1, 2018 was an increase in stockholders’ equity of $1,135.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating its population of leases and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to fulfillment warehouse agreements and its real estate operating lease. For the fulfillment warehouse agreements, the Company has identified the population and is currently assessing the impact. The Company does anticipate the recognition of additional assets and corresponding liabilities related to leases upon adoption but has not yet quantified these at this time. The Company is in the process of implementing changes to its systems, processes and controls to account for its leases in accordance with the new standard. The Company plans to adopt the standard effective January 1, 2019 but has not yet selected a transition method.

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

In June 2017, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2018 and December 31, 2017, demand accounts, money market funds and treasury bills comprised all of the Company’s cash and cash equivalents.

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

At June 30, 2018, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$22,764	$0	$0	$22,764
Money market funds	1,048	0	0	1,048
Treasury bills	4,493	0	0	4,493
Government and agency securities	48,554	159	(507)	48,206
Corporate debt securities	7,067	37	(66)	7,038
	$83,926	$196	$(573)	$83,549

At December 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$24,454	$0	$0	$24,454
Money market funds	200	0	0	200
Government and agency securities	42,220	135	(355)	42,000
Corporate debt securities	5,577	28	(37)	5,568
	$72,451	$163	$(392)	$72,222

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $15,301 and $16,419 at June 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures it did have an impact on the timing of revenue recognized in accounting for gift cards as presented in the consolidated statement of operations for 2018. In accordance with the new standard, the Company is recognizing the estimated breakage of gift cards (estimated amount of unused gift cards) over the pattern of redemption of the gift cards. Prior to adopting ASC 606, the Company recognized gift card breakage when the likelihood of redemption became remote. The Company also is recognizing direct-mail advertising costs as expense as incurred. Prior to adopting ASC 606, the Company capitalized these costs and expensed over the period of benefit. Additionally, the Company is recognizing an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization period is more than one year in duration. The Company is applying the practical expedient to expense costs to obtain a contract as incurred if the amortization period is less than one year. Prior to adopting ASC 606, the value of product expected to be returned was presented net as a reduction of the related reserve for returns and costs to obtain a contract were expensed as incurred.

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

Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $4,655 and $8,724 for the three and six months ended June 30, 2018, respectively, and $1,993 and $3,882 for the three and six months ended June 30, 2017, respectively. The increase in shipping and handling was due primarily to an increased handling charge paid by customers.

The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone, referred to as the direct channel, through QVC, a television shopping network, and select retailers. Pre-packaged foods are comprised of both frozen and non-frozen (ready-to-go) products.

Products sold through the direct channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which customers pay for at the point of sale. Products sold through QVC are payable by QVC upon satisfaction of the performance obligation. Revenue is recognized at a point in time. Direct to consumer customers may return unopened ready-to-

go products within 30 days of purchase in order to receive a refund or credit. Frozen products are nonreturnable and non-refundable unless the order is canceled within 14 days of delivery.  The Company recognizes revenue at the shipping point.

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

In addition to its pre-packaged foods, the Company sells prepaid gift cards through a wholesaler that are redeemable through the Internet or telephone. Prepaid gift cards represent grants of rights to goods to be provided in the future to retail customers. The wholesaler has the right to return all unsold prepaid gift cards. The retail selling price of the gift cards is deferred in the balance sheets and recognized as revenue when the Company has satisfied its performance obligation when the retail customer redeems the gift card. The Company recognizes breakage amounts as revenue, in proportion to the actual gift card redemptions exercised by the retail customer in relation to the total expected redemptions of gift cards. The Company utilizes historical experience in estimating the total expected breakage and period over which the gift cards will be redeemed.

In the following table, revenue is disaggregated by the source of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct	$178,886	$181,597	$372,839	$375,670
Retail	7,902	8,447	19,088	20,601
QVC	4,431	4,748	10,124	11,111
Other	92	102	190	189
	$191,311	$194,894	$402,241	$407,571

The Company applied ASC 606 using the cumulative effect method and the comparative information for the prior year period has not been adjusted and continues to be reported under ASC 605, “Revenue Recognition.”

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2018	January 1, 2018
		As Adjusted
Receivables	$17,944	$17,871
Contract assets	$280	$279
Contract liabilities	$11,698	$6,654

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

Significant changes in the contract liabilities (deferred revenue) balance during the period is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue recognized that was included in the contract liability (def. revenue) balance at beginning of period	$(2,434)	$(6,189)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$1,852	$11,233

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Remaining 2018	$8,558
2019	1,462
2020	55
$10,075

The Company applies the practical expedient in subtopic ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financials for 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Operations
Revenue	$191,311	$(133)	$191,444	$402,241	$208	$402,033
Income tax expense	$7,792	$(30)	$7,822	$7,146	$47	$7,099
Net income	$26,136	$(103)	$26,239	$28,939	$161	$28,778

	June 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Balance Sheet
ASSETS
Prepaid income taxes	$193	$379	$572
Prepaid expenses and other current assets	$8,276	$(218)	$8,058

LIABILITIES
Deferred revenue	$11,698	$(1,544)	$13,242
Other accrued expenses and current liabilities	$5,996	$87	$5,909

EQUITY
Retained earnings	$97,936	$1,296	$96,640

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Cash Flows
Net income	$28,939	$161	$28,778
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$3,526	$(88)	$3,614
Deferred revenue	$5,044	$(207)	$5,251
Income taxes	$6,294	$47	$6,247
Other accrued expenses and liabilities	$(310)	$87	$(397)

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2018 was $4,947 and $10,745, respectively, and $5,748 and $12,180 for the three and six months ended June 30, 2017, respectively. The reserve for estimated returns incurred but not received and processed was $1,380 at June 30, 2018 and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet. At December 31, 2017, the reserve for estimated returns incurred but not received and processed was $868 and was recorded net of the carrying amount of product to be returned.

Dependence on Suppliers

In the six months ended June 30, 2018, two suppliers each supplied approximately 10% of inventory purchases. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the six months ended June 30, 2017, these suppliers supplied approximately 12% and 7%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at June 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$1,048	$1,048
Treasury bills	4,493	4,493
Government and agency securities	48,206	48,206
Corporate debt securities	7,038	7,038
Total assets	$60,785	$60,785

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$200	$200
Government and agency securities	42,000	42,000
Corporate debt securities	5,568	5,568
Total assets	$47,768	$47,768

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,136	$24,435	$28,939	$31,919
Net income allocated to unvested restricted stock	(205)	(199)	(236)	(287)
Net income allocated to common shares	$25,931	$24,236	$28,703	$31,632
Weighted average shares outstanding:
Basic	29,364	29,696	29,597	29,627
Effect of dilutive securities	315	510	314	469
Diluted	29,679	30,206	29,911	30,096

Basic income per common share	$0.88	$0.82	$0.97	$1.07
Diluted income per common share	$0.87	$0.80	$0.96	$1.05

In the three and six months ended June 30, 2018, common stock equivalents representing 152 and 189 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

In the three and six months ended June 30, 2017, common stock equivalents representing 142 and 151 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

Cash Flow Information

The Company made payments for income taxes of $772 and $7,984 in the six months ended June 30, 2018 and 2017, respectively. Interest payments in the six months ended June 30, 2018 and 2017 were $110 and $101, respectively. For the six months ended June 30, 2018 and 2017, the Company had non-cash capital additions of $490 and $1,032, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

The allocation of the purchase price was to the SBD trade name and it is being amortized on a straight-line basis over a period of 15 years. The fair value measurement method used to measure the assets acquired utilized a number of significant unobservable inputs or Level 3 assumptions. These assumptions included, among others, projections of the acquired business’s future operating results, the implied fair value of assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

The following table summarizes the Company’s identifiable intangible assets:

	June 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(2,500)	$12,500	$15,000	$(2,000)	$13,000

Amortization expense for intangible assets was $500 in each of the six months ended June 30, 2018 and 2017. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2018	$500
2019	1,000
2020	1,000
2021	1,000
2022	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2018 or December 31, 2017.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. During the three and six months ended June 30, 2018, the Company incurred no interest expense and $32 and $63, respectively, in an unused line fee under the Credit Facility. In the comparable periods of 2017, the Company incurred no interest expense and $32 and $63 in unused line fees, respectively. Interest payments and unused line fees are classified within interest income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of June 30, 2018, the Company was in compliance with all covenants contained in the Credit Facility.

At June 30, 2018, the Company had $11 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	STOCKHOLDERS’ EQUITY

Common Stock

The Company issued 86 and 196 shares of common stock upon the exercise of stock options in the six months ended June 30, 2018 and 2017, respectively, and received proceeds of $1,686 and $3,537, respectively. During the six months ended June 30, 2018 and 2017, employees surrendered to the Company 40 and 34 shares of common stock, respectively, valued at $1,912 and $1,573, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the six months ended June 30, 2017, employees surrendered to the Company 22 shares of common stock valued at $785 also in satisfaction of tax withholding obligations, which were retired. In the six months ended June 30, 2018 and 2017, the Company issued 29 and 14 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $910 and $700 for the six months ended June 30, 2018 and 2017, respectively. In addition, during the six months ended June 30, 2018, the Company issued 3 shares of common stock to consultants for services resulting in expense of $100. During the three and six months ended June 30, 2018, the Company paid dividends of $0.25 and $.50 per share, respectively, to all stockholders of record. During the three and six months ended June 30, 2017, the Company paid dividends of $0.175 and $0.35 per share, respectively, to all stockholders of record.  Subsequent to June 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share payable on August 20, 2018 to stockholders of record as of August 9, 2018.

The Company had a share repurchase program to repurchase up to $50,000 of its outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace the expiring program. Under the terms of the new share repurchase program, the Company may repurchase up to $50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During the six months ended June 30, 2018, the Company purchased and placed in treasury 801 shares of common stock under this program for an aggregate cost of $24,996. No shares were repurchased under the expired share repurchase program during the six months ended June 30, 2017.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	306	$16.28
Granted	0	0
Exercised	(86)	19.46
Forfeited/expired	(1)	20.94
Outstanding, June 30, 2018	219	$15.00	3.03	$5,139
Exercisable, June 30, 2018	174	$13.47	2.64	$4,352
Vested and expected to vest at June 30, 2018	218	$14.98	3.02	$5,126

The Company recorded compensation expense of $65 and $181 in the accompanying consolidated statements of operations during the three and six months ended June 30, 2018, respectively, for stock option awards. During the three and six months ended June 30, 2017, the Company recorded compensation expense of $213 and $475, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2018 was $197 and $2,279, respectively, and $3,529 and $5,422 for the comparable periods of 2017, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$32.96
Granted	116	52.59
Vested	(114)	25.37
Forfeited	(6)	40.66
Nonvested, June 30, 2018	228	$46.53	$8,779

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

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$29.20
Granted	83	31.30
Vested	0	0
Forfeited	(2)	29.70
Nonvested, June 30, 2018	313	$29.75	$12,053

The Company recorded compensation expense of $2,266 and $4,246 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and $2,044 and $4,099 for the comparable periods of 2017, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of June 30, 2018, the Company expects 223 shares of restricted stock and 308 restricted stock units to vest.

As of June 30, 2018, there was $13,274 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year. The total unrecognized compensation expense will be fully charged to expense through the second quarter of 2021.

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

8.       INCOME TAXES

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.4% in both the three and six months ended June 30, 2018, which was changed to 23.0% and 19.8%, respectively, after recording discrete items and changes in the valuation allowance. The Company recognized an excess tax benefit from share-based compensation of $63 and $862 in the three and six months ended June 30, 2018, respectively, within income tax expense in the accompanying consolidated statements of operations. Additionally, in the six months ended June 30, 2018, the Company recorded a tax benefit of $93 for changes in valuation allowances due to changes in state tax legislation and the Company’s business. The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% in both the three and six months ended June 30, 2017, which was reduced to 31.7% and 29.4%, respectively, after recording discrete items. The Company recognized an excess tax benefit from share-based compensation of $1,325 and $2,707 in the three and six months ended June 30, 2017, within income tax expense in the accompanying consolidated statements of operations. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2017, the Company had net operating loss carryforwards of approximately $27,948 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2018. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of June 30, 2018 and December 31, 2017 was $145 and $131, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $115 and $103 as of June 30, 2018 and December 31, 2017, respectively.

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

Revenue consists primarily of food sales. In the six months ended June 30, 2018, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In the six months ended June 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

Revenue for the six months ended June 30, 2018 decreased 1% from the comparable period of 2017 to $402.2 million. We experienced new customer acquisition challenges in the direct channel due to a lower than expected response to our 2018 marketing campaign further pressured by lower viewership on historically well performing television stations. New customers in their initial diet cycle and retail revenue decreased which offset increased reactivation revenue from former customers. Reactivation revenue increased due to higher volumes building off of increases in new customer counts from previous years and a higher reactivation rate. Retail revenue decreased due to lower sell through rates in 2018 as compared to 2017.

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

During the six months ended June 30, 2018, we did not make any material change to our critical accounting policies.

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

Marketing Expense.  Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Advertising costs are charged to expense as incurred or the first time the advertising takes place. Prior to adopting ASC 606, we capitalized direct-mail advertising costs and expensed such costs over the period of benefit.

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

Overview of the Direct Channel

In the six months ended June 30, 2018 and 2017 the direct channel represented 93% and 92%, respectively, of our revenue. Revenue through the direct channel was $178.9 million and $372.8 million in the three and six months ended June 30, 2018, respectively, compared to $181.6 million and $375.7 million in the same period of 2017, respectively. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2018 was attributable primarily to revenue from fewer customers in their initial diet cycle offset partially by increased reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$191,311	$194,894	$(3,583)	(2)%

COSTS AND EXPENSES:
Cost of revenue	88,371	89,097	(726)	(1)%
Marketing	47,169	44,840	2,329	5%
Selling, general and administrative	18,104	21,405	(3,301)	(15)%
Depreciation and amortization	3,851	3,789	62	2%
Total costs and expenses	157,495	159,131	(1,636)	(1)%
Operating income	33,816	35,763	(1,947)	(5)%
INTEREST INCOME, net	(112)	(2)	(110)	5500%
Income before income tax expense	33,928	35,765	(1,837)	(5)%
INCOME TAX EXPENSE	7,792	11,330	(3,538)	(31)%
Net income	$26,136	$24,435	$1,701	7%

% of revenue
Gross margin	53.8%	54.3%
Marketing	24.7%	23.0%
Selling, general and administrative	9.5%	11.0%
Operating income	17.7%	18.3%

Revenue.  Revenue decreased to $191.3 million in the second quarter of 2018 from $194.9 million for the second quarter of 2017. The decrease in revenue is attributable primarily to lower revenue from new customers in their initial diet cycle ($14.3 million) offset partially by increased reactivation revenue ($11.6 million). Retail and QVC revenue also decreased slightly. In the second quarter of 2018, the direct channel accounted for 94% of revenue compared to 4% for retail and 2% for QVC. In the second quarter of 2017, the direct channel accounted for 93% of revenue compared to 4% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue decreased to $88.4 million in the second quarter of 2018 from $89.1 million in the second quarter of 2017. Gross margin as a percent of revenue decreased to 53.8% in the second quarter of 2018 from 54.3% for the second quarter of 2017. The decrease in gross margin was attributable primarily to higher packaging and freight costs and program mix.

Marketing expense increased to $47.2 million in the second quarter of 2018 from $44.8 million in the second quarter of 2017. Marketing expense as a percent of revenue increased to 24.7% in the second quarter of 2018 from 23.0% for the second quarter of 2017. Substantially all marketing spending promoted the direct business. The increase in marketing expense was attributable primarily to increased spending for advertising media ($898,000), television production ($817,000), marketing consulting ($382,000) and higher marketing compensation and benefits ($279,000). In total, media spending was $41.0 million in the second quarter of 2018 and $40.1 million in the second quarter of 2017.

Selling, general and administrative expense decreased to $18.1 million in the second quarter of 2018 compared to $21.4 million in the second quarter of 2017. Selling, general and administrative expense as a percent of revenue decreased to 9.5% in the second quarter of 2018 from 11.0% for the second quarter of 2017. The decrease in spending was attributable primarily to lower compensation, benefits and commissions ($2.9 million), decreased professional and outside services ($311,000) and lower research and new product expense ($293,000). These decreases were offset partially by an increase in non-cash expense for share-based payment arrangements ($354,000).

Depreciation and amortization expense increased to $3.9 million in the second quarter of 2018 compared to $3.8 million in the second quarter of 2017.

Interest Income, Net. Interest income, net was $112,000 in the second quarter of 2018 compared to $2,000 in the second quarter of 2017 due to higher amounts of short term investments being invested and higher interest rates.

Income Tax Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.4% for the second quarter of 2018, which was increased slightly to 23.0% due to changes in the valuation allowance. Income tax expense in the second quarter of 2018 was $7.8 million. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% for the second quarter of 2017, which was reduced to 31.7% for the second quarter of 2017, after recording discrete items. We recognized an excess tax benefit from share-based compensation of $1.3 million. Income tax expense in the second quarter of 2017 was $11.3 million.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$402,241	$407,571	$(5,330)	(1)%

COSTS AND EXPENSES:
Cost of revenue	187,022	187,327	(305)	(0)%
Marketing	133,149	126,518	6,631	5%
Selling, general and administrative	38,583	40,994	(2,411)	(6)%
Depreciation and amortization	7,600	7,566	34	0%
Total costs and expenses	366,354	362,405	3,949	1%
Operating income	35,887	45,166	(9,279)	(21)%
INTEREST INCOME, net	(198)	(26)	(172)	662%
Income before income tax expense	36,085	45,192	(9,107)	(20)%
INCOME TAX EXPENSE	7,146	13,273	(6,127)	(46)%
Net income	$28,939	$31,919	$(2,980)	(9)%

% of revenue
Gross margin	53.5%	54.0%
Marketing	33.1%	31.0%
Selling, general and administrative	9.6%	10.1%
Operating income	8.9%	11.1%

Revenue.  Revenue decreased to $402.2 million in the six months ended June 30, 2018 from $407.6 million in the comparable period of 2017. The decrease in revenue is attributable primarily to lower revenue from new customers in their initial diet cycle ($26.0 million) and decreased retail revenue ($1.5 million) offset partially by increased reactivation revenue ($23.2 million). In the six months ended June 30, 2018, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In the six months ended June 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue decreased to $187.0 million in the six months ended June 30, 2018 from $187.3 million in the comparable period of 2017. Gross margin as a percent of revenue decreased to 53.5% in the six months ended June 30, 2018 from 54.0% for the comparable period of 2017. The decrease in gross margin was attributable primarily to higher packaging, freight and fulfillment costs and program mix.

Marketing expense increased to $133.1 million in the six months ended June 30, 2018 from $126.5 million in the comparable period of 2017. Marketing expense as a percent of revenue increased to 33.1% in the six months ended June 30, 2018 from 31.0% for the comparable period of 2017. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($3.1 million), television production ($1.3 million), marketing consulting ($1.2 million) and higher marketing compensation and benefits ($579,000). In total, media spending was $120.4 million in the six months ended June 30, 2018 and $117.3 million in the six months ended June 30, 2017.

Selling, general and administrative expense decreased to $38.6 million in the six months ended June 30, 2018 from $41.0 million in the comparable period of 2017. Selling, general and administrative expense as a percent of revenue decreased to 9.6% in the six months ended June 30, 2018 from 10.1% in the comparable period of 2017. The decrease in spending was due primarily to lower compensation, benefits and commissions ($2.5 million) slightly offset by higher outside computer services ($470,000).

Depreciation and amortization expense was $7.6 million in both the six months ended June 30, 2018 and 2017.

Interest Income, net.  Interest income, net was $198,000 in the six months ended June 30, 2018 compared to $26,000 in the comparable period of 2017 due to higher amounts of short term investments being invested and higher interest rates.

Income Tax Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.4% in the six months ended June 30, 2018, which was reduced to 19.8% after recording discrete items. We recorded an excess tax benefit from share-based compensation of $862,000 and a benefit from changes in valuation allowances of $93,000 due to changes in state tax legislation and the business. Income tax expense in the six months ended June 30, 2018 was $7.1 million. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.4% for the six months ended June 30, 2017, which was reduced to 29.4% after recording discrete items. We recorded an excess tax benefit from share-based compensation of $2.7 million. Income tax expense in the six months ended June 30, 2017 was $13.3 million.

Contractual Obligations and Commercial Commitments

As of June 30, 2018, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At June 30, 2018, we had working capital of $87.3 million as compared to $88.5 million at December 31, 2017. Cash and cash equivalents at June 30, 2018 were $28.3 million, an increase of approximately $3.6 million from the balance of $24.7 million at December 31, 2017. In addition, we had $55.2 million invested in short term investments at June 30, 2018, as compared to $47.6 million at December 31, 2017, an increase of approximately $7.6 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at June 30, 2018 or December 31, 2017.

In the six months ended June 30, 2018, we generated cash flows of $55.8 million from operating activities, a decrease of $7.0 million from the same period of 2017. A decrease of $3.0 million in net income and $4.9 million of cash flow used by the net change in operating assets and liabilities were the primary drivers of decreased cash flow from operations.

In the six months ended June 30, 2018, net cash used in investing activities was $11.7 million, a decrease of $5.4 million from the same period of 2017, due to a decrease in the net outflows for short term investments and a decrease of capital additions of $1.9 million in the six months ended June 30, 2018 as compared to the same period of 2017.

In the six months ended June 30, 2018, net cash used in financing activities was $40.4 million, an increase of $30.9 million from the same period of 2017, as we increased stock repurchases and increased the dividend from $0.175 to $0.25 per share.  During the six months ended June 30, 2018, we paid $25.0 million to repurchase shares of common stock, $15.2 million for dividends and $1.9 million to satisfy the tax withholding obligations associated with the vesting of equity awards offset partially by the proceeds received from the exercise of stock options.

We had a share repurchase program to repurchase up to $50.0 million of our outstanding shares of common stock which expired on November 3, 2017. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace the expiring repurchase program. Under the new share repurchase program, we may repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During the six months ended June 30, 2018, we purchased and placed in treasury 801,260 shares of common stock under this program for an aggregate cost of $25.0 million. No shares were repurchased under the expired stock repurchase program during the six months ended June 30, 2017.

Subsequent to June 30, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share payable on August 20, 2018 to stockholders of record as of August 9, 2018. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at June 30, 2018 of $28.3 million were maintained in bank funds, money market funds and treasury bills. Additionally, we invested $55.2 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheet. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 - April 30, 2018	173,825	$28.76	173,825	$32,516,188
May 1 - May 31, 2018	306,094	$32.34	306,094	$22,615,848
June 1 - June 30, 2018	2,841	$35.02	2,841	$22,516,356

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

(2) The repurchases appearing in the above table for the period April 1, 2018 through June 30, 2018, do not include 175 shares of common stock surrendered by employees of the Company, at an average purchase price of $26.95, for the payment of tax withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	August 1, 2018
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	August 1, 2018
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer