Form 10-Q
period 2018-09-30
NUTRI SYSTEM INC /DE/
filed 2018-11-01
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2018:

Common Stock, $.001 par value	29,418,118 shares

NUTRISYSTEM, INC. AND SUBSIDIARIES

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,158	$24,654
Short term investments	54,394	47,568
Receivables	19,125	17,871
Inventories	30,373	44,266
Prepaid income taxes	693	6,441
Prepaid expenses and other current assets	8,237	11,758
Total current assets	150,980	152,558
FIXED ASSETS, net	27,695	31,549
INTANGIBLE ASSETS, net	12,334	13,084
DEFERRED INCOME TAXES	3,177	3,202
OTHER ASSETS	1,199	1,150
Total assets	$195,385	$201,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,541	$34,816
Accrued payroll and related benefits	2,306	15,229
Deferred revenue	9,287	7,991
Other accrued expenses and current liabilities	5,883	6,068
Total current liabilities	53,017	64,104
NON-CURRENT LIABILITIES	1,801	1,636
Total liabilities	54,818	65,740
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 30,977 at September 30, 2018 and 30,729 at December 31, 2017)	31	31
Additional paid-in capital	78,939	69,245
Treasury stock, at cost, 1,558 shares at September 30, 2018 and 679 shares at December 31, 2017	(44,579)	(16,359)
Retained earnings	106,436	83,035
Accumulated other comprehensive loss	(260)	(149)
Total stockholders’ equity	140,567	135,803
Total liabilities and stockholders’ equity	$195,385	$201,543

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$159,255	$158,149	$561,496	$565,720

COSTS AND EXPENSES:
Cost of revenue	76,010	72,357	263,032	259,684
Marketing	43,018	42,067	176,167	168,585
Selling, general and administrative	16,024	18,626	54,607	59,620
Depreciation and amortization	3,931	3,755	11,531	11,321
Total costs and expenses	138,983	136,805	505,337	499,210
Operating income	20,272	21,344	56,159	66,510
INTEREST INCOME, net	(314)	(48)	(512)	(74)
Income before income tax expense	20,586	21,392	56,671	66,584
INCOME TAX EXPENSE	4,592	6,365	11,738	19,638
Net income	$15,994	$15,027	$44,933	$46,946
BASIC INCOME PER COMMON SHARE	$0.54	$0.50	$1.51	$1.57
DILUTED INCOME PER COMMON SHARE	$0.54	$0.49	$1.50	$1.54
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,208	29,799	29,466	29,685
Diluted	29,573	30,299	29,797	30,164
DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.175	$0.750	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,994	$15,027	$44,933	$46,946
OTHER COMPREHENSIVE INCOME (LOSS):
Short term investments:
Unrealized gain (loss), net of income tax expense (benefit) of $2, ($6), ($30) and $1, respectively	5	(10)	(111)	4
Comprehensive income	$15,999	$15,017	$44,822	$46,950

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2018	30,729	$31	$69,245	$(16,359)	$83,035	$(149)	$135,803
Impact of change in accounting policy (Note 2)	0	0	0	0	1,135	0	1,135
Net income	0	0	0	0	44,933	0	44,933
Share-based compensation expense	147	0	7,755	0	0	0	7,755
Exercise of stock options	101	0	1,939	0	0	0	1,939
Repurchase of common shares for treasury	0	0	0	(26,304)	0	0	(26,304)
Cash dividends	0	0	0	0	(22,667)	0	(22,667)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(1,916)	0	0	(1,916)
Other comprehensive loss, net of tax	0	0	0	0	0	(111)	(111)
BALANCE, September 30, 2018	30,977	$31	$78,939	$(44,579)	$106,436	$(260)	$140,567

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,933	$46,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,531	11,321
Share–based compensation expense	7,755	7,899
Deferred income tax benefit	(323)	(1,015)
Other charges	41	26
Changes in operating assets and liabilities:
Receivables	(1,254)	(1,338)
Inventories	13,893	14,670
Prepaid expenses and other assets	3,602	2,945
Accounts payable	733	599
Accrued payroll and related benefits	(12,923)	(373)
Deferred revenue	2,633	1,891
Income taxes	5,794	(2,032)
Other accrued expenses and liabilities	(811)	(586)
Net cash provided by operating activities	75,604	80,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(18,651)	(30,196)
Proceeds from the sale and maturity of short term investments	11,643	12,080
Capital additions	(6,144)	(9,088)
Net cash used in investing activities	(13,152)	(27,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,939	4,144
Employee tax withholdings related to the vesting of equity awards	(1,916)	(1,596)
Repurchase of common shares for treasury	(26,304)	0
Repurchase and retirement of common shares	0	(2,285)
Payment of dividends	(22,667)	(15,987)
Net cash used in financing activities	(48,948)	(15,724)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,504	38,025
CASH AND CASH EQUIVALENTS, beginning of period	24,654	9,623
CASH AND CASH EQUIVALENTS, end of period	$38,158	$47,648

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

Interim Financial Statements

The Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for these interim periods. Accordingly, readers of these consolidated financial statements should refer to the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and the related notes thereto, as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842”, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The Company plans to adopt the standard effective January 1, 2019 using the transition option provided under ASC No. 2018-11 and anticipates applying the package of practical expedients included therein. The Company is currently evaluating its population of leases and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to fulfillment warehouse agreements and its real estate operating lease. For the fulfillment warehouse agreements, the Company has identified the population and is currently assessing the impact. The Company does anticipate the recognition of additional assets and corresponding liabilities related to leases upon adoption but has not yet quantified these at this time. The Company is in the process of implementing changes to its systems, processes and controls to account for its leases in accordance with the new standard.

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

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement. This standard is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2018 and December 31, 2017, demand accounts, money market funds and treasury bills comprised all of the Company’s cash and cash equivalents.

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

At September 30, 2018, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$23,948	$0	$0	$23,948
Money market funds	5,227	0	0	5,227
Treasury bills	8,983	0	0	8,983
Government and agency securities	47,697	175	(515)	47,357
Corporate debt securities	7,067	23	(53)	7,037
	$92,922	$198	$(568)	$92,552

At December 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$24,454	$0	$0	$24,454
Money market funds	200	0	0	200
Government and agency securities	42,220	135	(355)	42,000
Corporate debt securities	5,577	28	(37)	5,568
	$72,451	$163	$(392)	$72,222

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $14,423 and $16,419 at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures it did have an impact on the timing of revenue recognized in accounting for gift cards as presented in the consolidated statement of operations for 2018. In accordance with the new standard, the Company is recognizing the estimated breakage of gift cards (estimated amount of unused gift cards) over the pattern of redemption of the gift cards. Prior to adopting ASC 606, the Company recognized gift card breakage when the likelihood of redemption became remote. The Company also is recognizing direct-mail advertising costs to expense as incurred. Prior to adopting ASC 606, the Company capitalized these costs and expensed over the period of benefit. Additionally, the Company is recognizing an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization period is more than one year in duration. The Company is applying the practical expedient to expense costs to obtain a contract as incurred if the amortization period is less than one year. Prior to adopting ASC 606, the value of product expected to be returned was presented net as a reduction of the related reserve for returns and costs to obtain a contract were expensed as incurred.

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

Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $4,141 and $12,865 for the three and nine months ended September 30, 2018, respectively, and $1,890 and $5,772 for the three and nine months ended September 30, 2017, respectively. The increase in shipping and handling was due primarily to an increased handling charge paid by customers.

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

In the following table, revenue is disaggregated by the source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct	$146,778	$147,020	$519,617	$522,690
Retail	8,323	8,363	27,411	28,964
QVC	4,065	2,651	14,189	13,762
Other	89	115	279	304
	$159,255	$158,149	$561,496	$565,720

The Company applied ASC 606 using the cumulative effect method and the comparative information for the prior year periods have not been adjusted and continue to be reported under ASC 605, “Revenue Recognition.”

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2018	January 1, 2018
		As Adjusted
Receivables	$19,125	$17,871
Contract assets	$260	$279
Contract liabilities	$9,287	$6,654

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

Significant changes in the contract liabilities (deferred revenue) balance during the period is as follows:

Nine Months Ended September 30, 2018
Revenue recognized that was included in the contract liability (def. revenue) balance at beginning of period	$(4,995)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$7,628

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Remaining 2018	$5,559
2019	1,561
2020	59
$7,179

The Company applies the practical expedient in subtopic ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financials for 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statements of Operations
Revenue	$159,255	$111	$159,144	$561,496	$319	$561,177
Income tax expense	$4,592	$25	$4,567	$11,738	$72	$11,666
Net income	$15,994	$86	$15,908	$44,933	$247	$44,686

	September 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Balance Sheet
ASSETS
Prepaid income taxes	$693	$404	$1,097
Prepaid expenses and other current assets	$8,237	$(181)	$8,056

LIABILITIES
Deferred revenue	$9,287	$(1,676)	$10,963
Other accrued expenses and current liabilities	$5,883	$71	$5,812

EQUITY
Retained earnings	$106,436	$1,382	$105,054

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Cash Flows
Net income	$44,933	$247	$44,686
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$3,602	$(51)	$3,653
Deferred revenue	$2,633	$(339)	$2,972
Income taxes	$5,794	$72	$5,722
Other accrued expenses and liabilities	$(811)	$71	$(882)

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company considers actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, the Company will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2018 was $4,400 and $15,145, respectively, and $3,949 and $16,129 for the three and nine months ended September 30, 2017, respectively. The reserve for estimated returns incurred but not received and processed was $1,210 at September 30, 2018 and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet. At December 31, 2017, the reserve for estimated returns incurred but not received and processed was $868 and was recorded net of the carrying amount of product to be returned.

Dependence on Suppliers

Approximately 10% and 9%, respectively, of inventory purchases for the nine months ended September 30, 2018 were from two suppliers. The Company has a supply arrangement with one of these suppliers that requires the Company to make minimum purchases. For the nine months ended September 30, 2017, these suppliers supplied approximately 7% and 11%, respectively, of inventory purchases.

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at September 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial assets measured at fair value at September 30, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$5,227	$5,227
Treasury bills	8,983	8,983
Government and agency securities	47,357	47,357
Corporate debt securities	7,037	7,037
Total assets	$68,604	$68,604

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$200	$200
Government and agency securities	42,000	42,000
Corporate debt securities	5,568	5,568
Total assets	$47,768	$47,768

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,994	$15,027	$44,933	$46,946
Net income allocated to unvested restricted stock	(125)	(119)	(361)	(404)
Net income allocated to common shares	$15,869	$14,908	$44,572	$46,542
Weighted average shares outstanding:
Basic	29,208	29,799	29,466	29,685
Effect of dilutive securities	365	500	331	479
Diluted	29,573	30,299	29,797	30,164

Basic income per common share	$0.54	$0.50	$1.51	$1.57
Diluted income per common share	$0.54	$0.49	$1.50	$1.54

In the three and nine months ended September 30, 2018, common stock equivalents representing 152 and 176 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents had not yet been met.

In the three and nine months ended September 30, 2017, common stock equivalents representing 142 and 148 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents had not yet been met.

Cash Flow Information

The Company made payments for income taxes of $6,267 and $22,705 in the nine months ended September 30, 2018 and 2017, respectively. Interest payments in the nine months ended September 30, 2018 and 2017 were $142 and $156, respectively. For the nine months ended September 30, 2018 and 2017, the Company had non-cash capital additions of $911 and $727, respectively, of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

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

The following table summarizes the Company’s identifiable intangible assets:

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(2,750)	$12,250	$15,000	$(2,000)	$13,000

Amortization expense for intangible assets was $750 in each of the nine months ended September 30, 2018 and 2017. Estimated amortization expense for the next five years is expected to be as follows:

Remaining 2018	$250
2019	1,000
2020	1,000
2021	1,000
2022	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

4.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2018 or December 31, 2017.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. During the three and nine months ended September 30, 2018, the Company incurred no interest expense and $32 and $95, respectively, in unused line fees under the Credit Facility. In the comparable periods of 2017, the Company incurred no interest expense and $32 and $95 in unused line fees, respectively. Interest payments and unused line fees are classified within interest income, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of September 30, 2018, the Company was in compliance with all covenants contained in the Credit Facility.

At September 30, 2018, the Company had $10 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

5.	STOCKHOLDERS’ EQUITY

Common Stock

The Company issued 101 and 261 shares of common stock upon the exercise of stock options in the nine months ended September 30, 2018 and 2017, respectively, and received proceeds of $1,939 and $4,144, respectively. During the nine months ended September 30, 2018 and 2017, employees surrendered to the Company 40 and 34 shares of common stock, respectively, valued at $1,916 and $1,596, respectively, in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Additionally, during the nine months ended September 30, 2017, employees surrendered to the Company 22 shares of common stock valued at $785 also in satisfaction of tax withholding obligations, which were retired. In the nine months ended September 30, 2018 and 2017, the Company issued 29 and 14 shares of common stock, respectively, as compensation to board members. Costs recognized for these stock grants issued were $910 and $700 for the nine months ended September 30, 2018 and 2017, respectively. In addition, during the nine months ended September 30, 2018, the Company issued 3 shares of common stock to consultants for services resulting in expense of $100. During the three and nine months ended September 30, 2018, the Company paid dividends of $0.25 and $0.75 per share, respectively, to all stockholders of record. During the three and nine months ended September 30, 2017, the Company paid dividends of $0.175 and $0.525 per share, respectively, to all stockholders of record. Subsequent to September 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share payable on November 19, 2018 to stockholders of record as of November 9, 2018.

The Company had a share repurchase program to repurchase up to $50,000 of its outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace the expiring program. Under the terms of the new share repurchase program, the Company could repurchase up to $50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. During the nine months ended September 30, 2018, the Company purchased and placed in treasury 839 shares of common stock under this program for an aggregate cost of $26,304. During the nine months ended September 30, 2017, the Company repurchased 29 shares under the expired share repurchase program for an aggregate cost of $1,500. On October 30, 2018, the Company announced it was terminating the existing $50,000 share repurchase program and replacing it with a new share repurchase program to repurchase up to $75,000 of its outstanding shares of common stock over a 24-month period commencing on October 30, 2018. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice.

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

6.	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	306	$16.28
Granted	0	0
Exercised	(101)	19.16
Forfeited/expired	(1)	20.94
Outstanding, September 30, 2018	204	$14.83	2.75	$4,536
Exercisable, September 30, 2018	159	$13.12	2.32	$3,815
Vested and expected to vest at September 30, 2018	203	$14.81	2.74	$4,525

The Company recorded compensation expense of $65 and $246 in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2018, respectively, for stock option awards. During the three and nine months ended September 30, 2017, the Company recorded compensation expense of $204 and $679, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2018 was $336 and $2,615, respectively, and $2,847 and $8,269 for the comparable periods of 2017, respectively.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$32.96
Granted	121	51.90
Vested	(115)	25.38
Forfeited	(6)	40.79
Nonvested, September 30, 2018	232	$46.34	$8,625

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

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2018	232	$29.20
Granted	83	31.30
Vested	0	0
Forfeited	(2)	29.70
Nonvested, September 30, 2018	313	$29.75	$11,599

The Company recorded compensation expense of $2,253 and $6,499 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and $2,421 and $6,520 for the comparable periods of 2017, respectively, in connection with the issuance of the restricted stock and restricted stock units. As of September 30, 2018, the Company expects 228 shares of restricted stock and 308 restricted stock units to vest.

As of September 30, 2018, there was $11,102 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year. The total unrecognized compensation expense will be fully charged to expense through the third quarter of 2021.

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

The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.5% in both the three and nine months ended September 30, 2018, respectively, which was reduced to 22.3% and 20.7%, respectively, after recording discrete items and changes in the valuation allowance. The Company recognized an excess tax benefit from share-based compensation of $69 and $931 in the three and nine months ended September 30, 2018, respectively, within income tax expense in the accompanying consolidated statements of operations. Additionally, in the nine months ended September 30, 2018, the Company recorded a tax benefit of $93 for changes in valuation allowances due to changes in state tax legislation and the Company’s business. The Company recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% in both the three and nine months ended September 30, 2017, which was reduced to 29.8% and 29.5%, respectively, after recording discrete items. The Company recognized an excess tax benefit from share-based compensation of $1,007 and $3,714 in the three and nine months ended September 30, 2017, within income tax expense in the accompanying consolidated statements of operations. The Company offsets taxable income for state tax purposes with net operating loss carryforwards. At December 31, 2017, the Company had net operating loss carryforwards of approximately $27,948 for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income and management believes that some of the net operating loss carryforwards will be subject to this annual limit in 2018. State net operating loss carryforwards will begin to expire in 2025. The total amount of gross unrecognized tax benefits as of September 30, 2018 and December 31, 2017 was $147 and $131, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $116 and $103 as of September 30, 2018 and December 31, 2017, respectively.

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

Revenue consists primarily of food sales. In the nine months ended September 30, 2018, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In the nine months ended September 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem programs and products at a more attractive price point. We have multiple kits and single items available for purchase. Also, we continue to offer our Nutrisystem® programs through the use of prepaid gift cards at Costco.

Revenue for the nine months ended September 30, 2018 decreased 1% from the comparable period of 2017 to $561.5 million. We experienced new customer acquisition challenges in the direct channel due to a lower than expected response to our 2018 marketing campaign further pressured by lower viewership on historically well performing television stations. New customers in their initial diet cycle and retail revenue decreased which offset increased reactivation revenue from former customers. Reactivation revenue increased due to higher volumes building off of increases in new customer counts from previous years and a higher reactivation rate. Retail revenue decreased due to lower sell through rates in 2018 as compared to 2017.

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

During the nine months ended September 30, 2018, we did not make any material change to our critical accounting policies.

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

Overview of the Direct Channel

In the nine months ended September 30, 2018 and 2017 the direct channel represented 93% and 92%, respectively, of our revenue. Revenue through the direct channel was $146.8 million and $519.6 million in the three and nine months ended September 30, 2018, respectively, compared to $147.0 million and $522.7 million in the same periods of 2017, respectively. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2018 was attributable primarily to revenue from fewer customers in their initial diet cycle offset partially by increased reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$159,255	$158,149	$1,106	1%

COSTS AND EXPENSES:
Cost of revenue	76,010	72,357	3,653	5%
Marketing	43,018	42,067	951	2%
Selling, general and administrative	16,024	18,626	(2,602)	(14)%
Depreciation and amortization	3,931	3,755	176	5%
Total costs and expenses	138,983	136,805	2,178	2%
Operating income	20,272	21,344	(1,072)	(5)%
INTEREST INCOME, net	(314)	(48)	(266)	554%
Income before income tax expense	20,586	21,392	(806)	(4)%
INCOME TAX EXPENSE	4,592	6,365	(1,773)	(28)%
Net income	$15,994	$15,027	$967	6%

% of revenue
Gross margin	52.3%	54.2%
Marketing	27.0%	26.6%
Selling, general and administrative	10.1%	11.8%
Operating income	12.7%	13.5%

Revenue.  Revenue increased to $159.3 million in the third quarter of 2018 from $158.1 million for the third quarter of 2017. The increase in revenue is attributable primarily to increased reactivation revenue ($8.6 million) and QVC revenue ($1.4 million) offset partially by lower revenue from new customers in their initial diet cycle ($8.9 million). In the third quarter of 2018, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC. In the third quarter of 2017, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC.

Costs and Expenses.  Cost of revenue increased to $76.0 million in the third quarter of 2018 from $72.4 million in the third quarter of 2017. Gross margin as a percent of revenue decreased to 52.3% in the third quarter of 2018 from 54.2% for the third quarter of 2017. The decrease in gross margin was attributable primarily to higher packaging, freight and fulfillment costs, promotional activity and program mix.

Marketing expense increased to $43.0 million in the third quarter of 2018 from $42.1 million in the third quarter of 2017. Marketing expense as a percent of revenue increased to 27.0% in the third quarter of 2018 from 26.6% for the third quarter of 2017. Substantially all marketing spending promoted the direct business. The increase in marketing expense was attributable primarily to increased spending for advertising media ($1.0 million) and marketing consulting ($637,000).  These increases were partially offset by decreased television production ($595,000). In total, media spending was $37.5 million in the third quarter of 2018 and $36.5 million in the third quarter of 2017.

Selling, general and administrative expense decreased to $16.0 million in the third quarter of 2018 compared to $18.6 million in the third quarter of 2017. Selling, general and administrative expense as a percent of revenue decreased to 10.1% in the third quarter of 2018 from 11.8% for the third quarter of 2017. The decrease in spending was attributable primarily to lower compensation, benefits and commissions ($2.7 million) and non-cash expense for share-based payment arrangements ($260,000). These decreases were offset partially by an increase in professional and outside services ($258,000) due primarily to increased consulting and legal fees.

Depreciation and amortization expense increased to $3.9 million in the third quarter of 2018 compared to $3.8 million in the third quarter of 2017.

Interest Income, Net. Interest income, net was $314,000 in the third quarter of 2018 compared to $48,000 in the third quarter of 2017 due to higher amounts of short term investments being invested and higher interest rates.

Income Tax Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.5% for the third quarter of 2018, which was decreased slightly to 22.3% after recording discrete items. Income tax expense in the third quarter of 2018 was $4.6 million. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% for the third quarter of 2017, which was reduced to 29.8% for the third quarter of 2017, after recording discrete items. We recognized an excess tax benefit from share-based compensation of $1.0 million. Income tax expense in the third quarter of 2017 was $6.4 million.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$561,496	$565,720	$(4,224)	(1)%

COSTS AND EXPENSES:
Cost of revenue	263,032	259,684	3,348	1%
Marketing	176,167	168,585	7,582	4%
Selling, general and administrative	54,607	59,620	(5,013)	(8)%
Depreciation and amortization	11,531	11,321	210	2%
Total costs and expenses	505,337	499,210	6,127	1%
Operating income	56,159	66,510	(10,351)	(16)%
INTEREST INCOME, net	(512)	(74)	(438)	592%
Income before income tax expense	56,671	66,584	(9,913)	(15)%
INCOME TAX EXPENSE	11,738	19,638	(7,900)	(40)%
Net income	$44,933	$46,946	$(2,013)	(4)%

% of revenue
Gross margin	53.2%	54.1%
Marketing	31.4%	29.8%
Selling, general and administrative	9.7%	10.5%
Operating income	10.0%	11.8%

Revenue.  Revenue decreased to $561.5 million in the nine months ended September 30, 2018 from $565.7 million in the comparable period of 2017. The decrease in revenue is attributable primarily to lower revenue from new customers in their initial diet cycle ($34.9 million) and decreased retail revenue ($1.6 million) offset partially by increased reactivation revenue ($31.8 million). In the nine months ended September 30, 2018, the direct channel accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In the nine months ended September 30, 2017, the direct channel accounted for 92% of revenue compared to 5% for retail and 3% for QVC.

Costs and Expenses.  Cost of revenue increased to $263.0 million in the nine months ended September 30, 2018 from $259.7 million in the comparable period of 2017. Gross margin as a percent of revenue decreased to 53.2% in the nine months ended September 30, 2018 from 54.1% for the comparable period of 2017. The decrease in gross margin was attributable primarily to higher packaging, freight and fulfillment costs, promotional activity and program mix.

Marketing expense increased to $176.2 million in the nine months ended September 30, 2018 from $168.6 million in the comparable period of 2017. Marketing expense as a percent of revenue increased to 31.4% in the nine months ended September 30, 2018 from 29.8% for the comparable period of 2017. Substantially all marketing spending promoted the direct channel. The increase in marketing expense was attributable primarily to increased spending for advertising media ($4.1 million), marketing consulting ($1.8 million), television production ($664,000) and higher marketing compensation and benefits ($520,000). In total, media spending was $157.9 million in the nine months ended September 30, 2018 and $153.8 million in the nine months ended September 30, 2017.

Selling, general and administrative expense decreased to $54.6 million in the nine months ended September 30, 2018 from $59.6 million in the comparable period of 2017. Selling, general and administrative expense as a percent of revenue decreased to 9.7% in the nine months ended September 30, 2018 from 10.5% in the comparable period of 2017. The decrease in spending was due primarily to lower compensation, benefits and commissions ($5.1 million) and telephone expense ($297,000) slightly offset by higher outside computer services ($468,000).

Depreciation and amortization expense was $11.5 million and $11.3 million in the nine months ended September 30, 2018 and 2017, respectively.

Interest Income, net.  Interest income, net was $512,000 in the nine months ended September 30, 2018 compared to $74,000 in the comparable period of 2017 due to higher amounts of short term investments being invested and higher interest rates.

Income Tax Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 22.5% in the nine months ended September 30, 2018, which was reduced to 20.7% after recording discrete items. We recorded an excess tax benefit from share-based compensation of $931,000 and a benefit from changes in valuation allowances of $93,000 due to changes in state tax legislation and the business. Income tax expense in the nine months ended September 30, 2018 was $11.7 million. We recorded income taxes at an estimated effective income tax rate applied to income before income tax expense of 35.1% for the nine months ended September 30, 2017, which was reduced to 29.5% after recording discrete items. We recorded an excess tax benefit from share-based compensation of $3.7 million. Income tax expense in the nine months ended September 30, 2017 was $19.6 million.

Contractual Obligations and Commercial Commitments

As of September 30, 2018, our principal commitments consisted of obligations under agreements with food suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Liquidity, Capital Resources and Other Financial Data

At September 30, 2018, we had working capital of $98.0 million as compared to $88.5 million at December 31, 2017. Cash and cash equivalents at September 30, 2018 were $38.2 million, an increase of approximately $13.5 million from the balance of $24.7 million at December 31, 2017. In addition, we had $54.4 million invested in short term investments at September 30, 2018, as compared to $47.6 million at December 31, 2017, an increase of approximately $6.8 million. Our principal sources of liquidity during this period were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at September 30, 2018 or December 31, 2017.

In the nine months ended September 30, 2018, we generated cash flows of $75.6 million from operating activities, a decrease of $5.3 million from the same period of 2017. A decrease of $2.0 million in net income and $4.1 million of cash flow used by the net change in operating assets and liabilities were the primary drivers of decreased cash flow from operations.

In the nine months ended September 30, 2018, net cash used in investing activities was $13.2 million, a decrease of $14.1 million from the same period of 2017, due to a decrease in the net outflows for short term investments of $11.1 million and a decrease of capital additions of $2.9 million in the nine months ended September 30, 2018 as compared to the same period of 2017.

In the nine months ended September 30, 2018, net cash used in financing activities was $48.9 million, an increase of $33.2 million from the same period of 2017, as we increased stock repurchases and increased the dividend from $0.175 to $0.25 per share.  During the nine months ended September 30, 2018, we paid $26.3 million to repurchase shares of common stock, $22.7 million for dividends and $1.9 million to satisfy the tax withholding obligations associated with the vesting of equity awards offset partially by the proceeds received from the exercise of stock options.

We had a share repurchase program to repurchase up to $50.0 million of our outstanding shares of common stock which expired on November 3, 2017. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace the expiring repurchase program. Under the new share repurchase program, we could repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. During the nine months ended September 30, 2018, we purchased and placed in treasury 838,762 shares of common stock under this program for an aggregate cost of $26.3 million. During the nine months ended September 30, 2017, we purchased and subsequently retired 28,675 shares of common stock under the expired stock repurchase program for an aggregate cost of $1.5 million. On October 30, 2018, we announced that our Board of Directors terminated the existing $50.0 million share repurchase program and replaced it with a new share repurchase program to repurchase up to $75.0 million of our outstanding shares of common stock over a 24-month period commencing on

October 30, 2018. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice.

Subsequent to September 30, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share payable on November 19, 2018 to stockholders of record as of November 9, 2018. Although we intend to continue to pay regular quarterly dividends, the declaration and payment of future dividends are discretionary and will be subject to quarterly determination by our Board of Directors following its review of our financial performance.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at September 30, 2018 of $38.2 million were maintained in demand accounts, money market funds and treasury bills. Additionally, we have invested $54.4 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheet. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

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

(b)    Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 - July 31, 2018	10,302	$35.02	10,302	$22,155,601
August 1 - August 31, 2018	0	$0	0	$0
September 1 - September 30, 2018	27,200	$34.83	27,200	$21,208,202

(1) On October 25, 2017, we announced that our Board of Directors had authorized a share repurchase program. We may purchase up to $50 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017.  The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice.

(2) The repurchases appearing in the above table for the period July 1, 2018 through September 30, 2018, do not include 99 shares of common stock surrendered by employees of the Company, at an average purchase price of $35.95, for the payment of tax withholding obligations upon the vesting of shares of restricted stock.

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

Nutrisystem, Inc.

BY:	/S/ Dawn M. Zier	November 1, 2018
Dawn M. Zier
President and Chief Executive Officer

BY:	/S/ Michael P. Monahan	November 1, 2018
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer