Form 10-K
period 2018-12-31
NUTRI SYSTEM INC /DE/
filed 2019-02-26
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 0-28551

Nutrisystem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3012204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fort Washington Executive Center 600 Office Center Drive Fort Washington, Pennsylvania	19034
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 706-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was $1,113,897,434. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter).

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 20, 2019:  29,496,499 shares

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include:

•	uncertainty regarding the value of Tivity Health, Inc. (“Tivity Health”) stockholder merger consideration due to fluctuations in market prices;
•	disruptions to our business relationships as a result of the merger with Tivity Health;
•	limited ability to pursue alternatives to a merger with Tivity Health;
•	failure to complete the merger with Tivity Health;
•	litigation regarding the merger with Tivity Health;
•	risks associated with triggering change in control or other provisions in certain agreements as a result of the merger with Tivity Health;
•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;
•	our ability to continue to develop innovative new programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;
•	the effectiveness of our marketing and advertising programs;
•	loss, or disruption in the business, of any of our food suppliers;
•	loss, or disruption in the business, of our fulfillment provider;
•	disruptions in the shipping of our food products;
•	claims that our personnel are unqualified to provide proper weight loss advice and other health or advertising related claims by consumers;
•	failure to attract or negative publicity with respect to any of our spokespersons or negative publicity with respect to the weight loss industry;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;
•	general business and economic conditions;
•	the seasonal nature of our business;
•	loss of any of our third-party retailer agreements and any obligations associated with such loss;
•	our ability to enforce our intellectual property rights, as well as the impact of our involvement in any claims related to intellectual property rights;
•	uncertainties regarding the satisfactory operation of our information technology or systems;
•	risks associated with unauthorized penetration of our information security;
•	the impact of existing and future laws and regulations;
•	exposure to product liability claims if the use of our products results in illness or injury;
•	the impact of our debt covenants;
•	our inability to recruit and retain key executive officers;
•	potential litigation from our competitors;

•	provisions in our certificate of incorporation may deter or delay an acquisition or prevent a change in control; and
•	other risks and uncertainties, including those detailed herein and from time to time in our periodic reports filed with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Nutrisystem, Inc. (together with its consolidated subsidiaries, “Nutrisystem,” the “Company,” “we,” “us,” or “our”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. The Company’s multi-brand approach includes Nutrisystem and the South Beach Diet. Typically, our program customers purchase monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with items such as fresh fruits, fresh vegetables, lean protein and dairy. Most of our customers order on an auto-delivery basis (“Auto-Delivery”), which means we send a four-week meal plan on an ongoing basis until notified of a customer’s cancellation. Auto-Delivery customers are offered savings off of our regular one-time rate with each order. Monthly notifications are also sent to remind customers to update order preferences. We offer pre-selected favorites or customers may personalize their meal plan by selecting their entire menu or customizing plans to their specific tastes or dietary preference. In total, our plans feature approximately 250 food options including frozen and ready-to-go entrees, snacks and shakes, at different price points. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week throughout an extended day, with further support provided through our digital tools.

In December 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Tivity Health, Inc. (“Tivity Health”). Under the terms of the Merger Agreement, Nutrisystem will become a wholly-owned subsidiary of Tivity Health (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Nutrisystem common stock (“Nutrisystem Shares”) issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest (the “Cash Consideration”), and (ii) 0.2141 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Tivity Health (“Tivity Health Shares,” and together with the Cash Consideration, the “Merger Consideration”), with cash payable in lieu of fractional Tivity Health Shares.

Completion of the merger is subject to certain customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding Nutrisystem Shares entitled to vote thereon at a meeting duly called and held for such purpose, (2) absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger and (3) the absence of a material adverse effect with respect to the other party. The Merger is expected to close in the first quarter of 2019.

The Company and Tivity Health have made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of each of the Company’s and Tivity Health’s respective businesses between the date of the signing of the Merger Agreement and the consummation of the Merger, and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement also provides that under specified circumstances, including a termination by the Company to enter into a definitive agreement for an acquisition proposal that constitutes a superior proposal or a termination by Tivity Health as a result of the Company’s Board of Directors changing its recommendation with respect to the Merger Agreement, the Company will pay Tivity Health a termination fee of $45.0 million.

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

•

Sound Science. The Nutrisystem® program provides a balanced approach to weight loss. The program delivers a reduced calorie meal plan that is high in protein, low in fat and focuses on the right amount of “smart” carbohydrates like whole grains and fiber. The Nutrisystem program offers portion-controlled items that are incorporated into a meal plan. The South Beach Diet® program is a high-protein, low-carb, low in added sugar weight loss program. Our programs offer customers a variety of meal choices, including approximately 250 foods with no artificial flavors or sweeteners, colors from artificial sources, high-fructose corn syrup, MSG, or artificial trans fats (partially hydrogenated oils), and more than 195 foods with no artificial preservatives.

•

Complete Convenience. Our weight loss programs are primarily sold through a direct-to-consumer sales and distribution approach using the Internet and telephone. Our customers can place orders 24 hours a day, seven days a week, on our websites and the food is shipped directly to our customers’ door. Our customers can either choose our pre-selected favorites meal plan or customers may personalize the plan by selecting their entire menu or customizing plans to their specific tastes or dietary preference. The entrees are individually packaged, and food preparation time is minimal. The direct-to-consumer approach using the Internet and telephone provides the convenience and privacy that our customers value. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week, throughout an extended day, with further support provided through our digital tools. Our programs do not require customers to visit centers, measure foods or count calories.

•

Value. We believe our products and programs are very competitively priced within the weight management industry and provide a compelling value proposition to our customers, which includes approximately 250 menu items, expert guides and unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators and apps, available at no cost. We do not charge membership fees. Various promotional offers and pricing are offered throughout the year.

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

•

Strong Brand Recognition. We believe that our brands are well recognized in the weight management industry. The Nutrisystem name has been in the weight management industry for more than 45 years, and we estimate that our Company and our predecessors have spent hundreds of millions of dollars in advertising over that time period. The South Beach Diet, created 16 years ago by world-renowned cardiologist Dr. Arthur Agatston, was a bestseller and has more than 23 million copies in print.

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

•

Superior Customer Value Proposition. Our goal is to offer our customers a complete weight loss program that is convenient, private and cost-effective. Our customers primarily place their orders online or over the telephone and have their food delivered directly to their home. This affords our customers the convenience and anonymity that other diets, which rely on weight-loss centers, cannot ensure. Additionally, we provide our customers with monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and Flex™ meals, which they supplement, depending on which program they are using, with fresh fruits, fresh vegetables, lean protein and dairy. This removes the confusion of reading nutrition labels, measuring portions or counting calories, carbohydrates or points. We believe our weight loss programs offer our customers significant value and are priced below those of our competitors. In addition, unlike some of our competitors, we do not charge a membership fee.

•

Retail. We also generate revenue through the sale of our multi-day kits and single items at select retail locations. These multi-day kits and single items have expanded our product and consumer reach. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem at a more attractive price point.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. It is estimated that 39.8% of, or 93.3 million, U.S. adults are obese. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. Centers for Disease Control and Prevention (the “CDC”) estimates one out of every ten people (30.3 million) have diabetes in the U.S. and more than one out of three adults (84.1 million) have a condition known as prediabetes. The CDC estimates 110 million Americans will have diabetes by the year 2050. However, there is evidence that weight loss may reduce the risk of developing these conditions, as well as improve the health and quality of life of people who have these conditions.

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

Our Products and Services

For more than 45 years, Nutrisystem has been recognized as a leader in the weight loss industry. We provide comprehensive weight loss programs consisting primarily of a pre-packaged food program, digital tools and counseling. Typically, our customers purchase monthly food packages of frozen and ready-to-go food containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and Flex meals, which they supplement, depending on the program they are following, with fresh fruits, fresh vegetables, lean proteins, dairy and complex carbohydrates like whole grains. Most customers order through our Auto-Delivery feature. Our programs feature approximately 250 menu options at different price points including frozen and ready-to-go entrees, snacks and shakes. Trained weight loss counselors are available to answer questions and make recommendations to help each customer achieve and maintain his or her weight loss goal. Customers support and encourage each other and share information via social media channels. These services are complemented with relevant information on diet, nutrition and physical activity. Additionally, our digital products integrate with wearable fitness devices and health platforms and are offered at no charge.

Our programs consist of approximately 250 foods that contain no artificial flavors, sweeteners, colors from artificial sources, high-fructose corn syrup, MSG, or artificial trans fats (partially hydrogenated oils).

We are focused on things that make our programs truly unique in the marketplace. We do not believe that one brand or product can be all things to all people, which is why we continue to differentiate and expand our multi-brand platform with new product introductions targeted to different consumer audiences.

In 2018, we began to offer the Nutrisystem® Turbo13 program, which meets the United States Department of Agriculture (“USDA”) guidelines for fat, saturated fat, trans fat, sodium, carbohydrates, fiber, added sugars and protein. A large number of our foods aim to have at least 50% of the grains coming from whole grain sources. Including grocery additions to supplement our meals, all plans contain less than 2,300 milligrams of sodium per day, consistent with national guidelines, and tailored versions of the plans are available that deliver as low as 1,500 milligrams per day. In contrast, the average American consumes 2,900 to 4,000 milligrams of sodium per day. We constantly strive to meet or exceed national nutritional guidelines as they are updated. Convenient and easy-to-

follow, Turbo13 provides safe and meaningful weight loss and includes support and counseling options from trained weight loss coaches, registered dietitians and certified diabetes educators available seven days a week from the Company’s award-winning contact center, as well as free digital apps that complement each plan. Additionally, for customers transitioning to maintenance, there is the Nutrisystem® Success® plan.

The South Beach Diet® program, in its second year as a home-delivered, structured weight-loss plan, continues to offer a safe, effective method of weight loss through an enhanced three-phased low-carb approach designed to burn fat, transform metabolism and boost energy. The 7-Day Body Reboot, the one-week Phase 1 jumpstart introduced this year, helps customers break the sugar habit and delivers fast results. In Phase 2, designed for steady weight loss, customers can choose from an expanded menu and add in good carbs like fruits and whole grains. Phase 3 helps customers learn how to maintain a healthy weight, without hunger or deprivation. The plan allows individuals to eat heart healthy, good fats that nourish and satisfy, versus other high protein diets that do not distinguish between good and bad fats. Created by Dr. Arthur Agatston, a renowned cardiologist from southern Florida, “The South Beach Diet,” was first published in 2003 and became a bestseller with more than 23 million copies in print and multiple titles appearing on the New York Times bestseller list. The plan includes support and counseling options from trained weight-loss coaches and registered dietitians available seven days a week. Customers can also download the new South Beach Diet Tracker app.

This year, we also launched the DNA Body Blueprint™ kit, a genetic-based product using a proprietary algorithm that provides an integrated personal action plan focused on eating behaviors, nutrition and metabolism. Nutrisystem greenlighted the creation of the DNA Body Blueprint based on a thorough assessment of market dynamics and scientific reviews from our Science Advisory Board. This board consists of a team of professionals, each with distinct backgrounds and expertise, who helped evaluate existing research to enhance current programs, as well as develop new programs utilizing the latest science and technology trends within weight management.

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

For those with Type 2 diabetes or for those at risk for Type 2 diabetes, we have the Nutrisystem® D® Program, a weight loss program specifically designed to produce gradual weight loss. It provides nutrition consistent with the guidelines of the USDA. Two randomized controlled trials published in peer-reviewed medical journals found the Nutrisystem® D® Program, in combination with counseling sessions, produced statistically and clinically meaningful improvements in weight, HbA1c (a key measure of blood glucose control), and several other risk factors. Notably, improvements in diabetes control were observed along with a reduction in diabetes medications among participants who received the Nutrisystem D intervention. A third study, utilizing continuous glucose monitoring technology, found improvements in blood glucose control when subjects used the Nutrisystem® D® Program, even before the achievement of significant weight loss.

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

Customers are provided breakfasts, lunches, dinners and snacks, which they supplement, depending on the program they are following, with Flex meals and snacks made up of fresh fruits, fresh vegetables, lean protein and complex carbs like whole grains. We believe that the convenience of home delivery, reduced grocery shopping time, the portability of the food, and rapid food preparation also aid customer compliance with our weight loss program.

Our food items have accounted for 98%, 99% and 99% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. No other product or service has accounted for more than 1% of our revenue in any of the last three years. Approximately 99% of our revenue was generated in the United States in each of the years ended December 31, 2018, 2017 and 2016.

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

To help customers get off to a strong and successful start, we provide both printed materials in initial shipments of food (including guides and a daily food tracker) and access to a robust set of customizable online tools and trackers. Customers also have access to Nutrisystem and South Beach Diet content sites, The Leaf and The Palm, for recipes, inspiration and how-to articles and videos.

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

We are committed to the highest levels of customer service and manage our customer relations through our in-house call center. Our representatives are trained to answer questions and solve problems once a purchase has been made. Customers contact us via email, online chat and phone. Typical inquiries concern delivery dates, reported missing or damaged items, and requests for credits or exchanges. For email inquiries, we have a software system that scans the customer’s email for keywords and automatically supplies the representative with a response that is then reviewed, edited and sent to the customer. We regularly review customer satisfaction levels and improve our practices accordingly.

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

We utilize an integrated network of distribution facilities through an existing arrangement with our outside fulfillment provider. We work closely with our fulfillment provider to drive out waste and continuously improve processes. We currently utilize seven outsourced distribution facilities. Three are located in Pennsylvania (Allentown, Bethlehem and Chambersburg), two in Nevada (both in Sparks), one in Illinois (Troy) and one in Georgia (Atlanta). As of December 31, 2018, all fulfillment was being handled by one outsourced provider.

We have a service agreement with our outside fulfillment provider which provides for storage, handling of frozen and ready-to-go foods and other services, including pricing and minimum space commitments. The current contract expires on various dates ranging from June 30, 2020 to June 30, 2023 with respect to certain of the sites but may be terminated sooner upon 180-day written notice. We believe that other outside fulfillment providers could be utilized if needed and we continually evaluate the need for secondary fulfillment services.

We continue to partner with our fulfillment provider to efficiently process and ship our orders. In 2018, approximately, 94% of all direct customer initial orders were shipped within three business days of the date the order was received.

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

Product Development

All of our foods and supplements are currently outsourced from more than 35 manufacturers or vendors. We have entered into supply agreements with several of these vendors, some of which may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as certain rebates to us if certain volume thresholds are exceeded. These contracts have terms of five years or less and generally may be terminated by us upon written notice, mostly between 30 and 180 days, or under certain circumstances only upon a default of the vendor. We anticipate meeting all annual purchase obligations.

In 2018, approximately 10% and 6% of inventory purchases were from two vendors. In 2017, these vendors supplied approximately 12% and 8% of inventory purchases, and in 2016, they supplied approximately 11% of inventory purchases each.

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

Community Support

We have been a local sponsor of the Go Red for Women Campaign for the last four years. In 2018, Nutrisystem CEO, Dawn Zier, served as a member of the Go Red for Women Executive Leadership Team, a committee of Philadelphia based executives committed to raising awareness of heart disease and stroke. In 2017, the Go Red for Women Campaign in Greater Philadelphia, under

Nutrisystem CEO Dawn Zier’s leadership as chair, generated more funds than ever before, setting a new local record for total funds raised making Greater Philadelphia’s efforts the largest in the nation.

Nutrisystem is a perennial sponsor –– 2018 was the 9th consecutive year –– of The American Diabetes Association Step Out: Walk to Stop Diabetes in Philadelphia. As part of our sponsorship in 2018, we hosted the Step Out Café and dozens of our employees assisted with the registration of event participants and provided other logistical services in support of the event.

Since 2015, Nutrisystem has been a partner of Girl Talk, an international, non-profit, peer-to-peer mentoring program focused on helping teens build confidence and develop leadership skills, having announced the partnership in conjunction with the Company’s #NowBelieveIt campaign, a social empowerment initiative that highlights the positive power that compliments play in the lives of women and girls. Each year, Nutrisystem has awarded a scholarship to Girl Talk’s 2018 National Leader of the Year, the organization’s highest and most prestigious honor.

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

Employees

As of December 31, 2018, we had 544 employees and consider our relations with these employees to be good.

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

Executive Officers of the Company

The Company’s current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Dawn M. Zier	53	President and Chief Executive Officer

Michael P. Monahan	46	Executive Vice President and Chief Financial Officer

Keira Krausz	53	Executive Vice President and Chief Marketing Officer

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

Because the Exchange Ratio is fixed and the market price of Tivity Health common stock has fluctuated and will continue to fluctuate, you cannot be sure of the value of the Merger Consideration our stockholders will receive.

Upon completion of the Merger, each share of Nutrisystem common stock outstanding immediately prior to the Merger (other than those held by Nutrisystem as treasury stock, by Tivity Health or by any subsidiary of Nutrisystem or Tivity Health or with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $38.75 in cash, without interest, and 0.2141 of a share of Tivity Health common stock. Because the Exchange Ratio is fixed, except for the potential adjustment described under “The Merger Agreement—Merger Consideration” in the proxy statement we filed on February 4, 2019, the value of the stock portion of the Merger Consideration will depend on the market price of Tivity Health common stock at the time the Merger is completed. The value of the stock portion of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date hereof to the date of the Nutrisystem special meeting and the date the Merger is completed and thereafter. For example, on December 7, 2018, the last trading day before the public announcement of the Merger, the closing price of Tivity Health common stock on Nasdaq was $40.61; on December 10, 2018, the trading day on which the public announcement of the Merger took place, the closing price of Tivity Health common stock on Nasdaq was $27.65, and on February 20, 2019, the most recent practicable trading day prior to the date of this annual report, the closing price of Tivity Health common stock on Nasdaq was $22.38. Accordingly, at the time of the Nutrisystem special meeting, Nutrisystem stockholders will not know or be able to determine the market value of the Merger Consideration they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Tivity Health’s and Nutrisystem’s respective businesses, operations and prospects, market assessments of the strategic and operational aspects of the Merger and market assessments of the likelihood that the Merger will be completed, the timing of the Merger and other factors. Many of these factors are beyond Tivity Health’s and Nutrisystem’s control.

Our business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which we do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Nutrisystem. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of Nutrisystem. The adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Tivity Health. These provisions include a general prohibition on our soliciting any acquisition proposal or offer for a competing transaction. Further, there are only limited exceptions to the agreement that our Board of Directors will not withdraw or modify in a manner adverse to Tivity Health the recommendation of our Board of Directors in favor of the adoption of the Merger Agreement, and Tivity Health generally has a right to match any competing acquisition proposals that may be made.

However, at any time prior to the adoption of the Merger Agreement by our stockholders, our Board of Directors is permitted to take certain of these actions and, in certain circumstances, terminate the Merger Agreement if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law. Doing so could in certain circumstances obligate us to pay to Tivity Health a termination fee of $45.0 million.

While we believe these provisions are reasonable and not preclusive of other offers, the provisions may discourage a third party that has an interest in acquiring all or a significant part of Nutrisystem from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed Merger Consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire Nutrisystem than it might otherwise have proposed to pay because of the added expense of the $45.0 million termination fee that may become payable by us in certain circumstances.

Failure to complete the Merger could negatively impact our stock price and the future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our customers, suppliers, regulators and employees;

•	we may be required to pay Tivity Health a termination fee of $45.0 million if the Merger is terminated under certain circumstances;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and

•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may adversely affect our businesses, financial condition, financial results and stock price.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Tivity Health or us to perform their respective obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Lawsuits have been filed and other lawsuits may be filed against Nutrisystem, Tivity Health and their respective boards of directors challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.

As of February 20, 2019, six putative class action complaints have been filed by purported Nutrisystem stockholders challenging the Merger in the United States District Court for the District of Delaware. The complaints are captioned Klein v. Nutrisystem, Inc. et al., Docket No. 1:19-cv-00056 (filed January 9, 2019), Shaev v. Nutrisystem, Inc. et al., Docket No. 1:19-cv-00063 (filed January 10, 2019), Vladimir Gusinsky Rev. Trust v. Nutrisystem, Inc., Docket No. 1:19-cv-00069 (filed January 10, 2019), Frechter v. Nutrisystem, Inc., et al., Docket No. 1:19-cv-00087 (filed January 16, 2019), Walton v. Nutrisystem, Inc. et al., Docket No. 1:19-cv-00112 (filed January 19, 2019), and Haines v. Nutrisystem, Inc., et al., Docket No. 1:19-cv-00137 (filed January 24, 2019). The complaints name as defendants each member of our Board of Directors and Nutrisystem itself and, in the case of the Klein and Gusinsky complaints, Tivity Health and Sweet Acquisition, Inc. The complaints allege, among other things, that statements made in the registration statement filed by Tivity Health on January 7, 2019 were materially incomplete and misleading and violated Sections 14(a) and 20(a) of the Exchange Act. In addition, the complaints generally allege that the Merger undervalues Nutrisystem, that the process leading up to the execution of the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Tivity Health and improperly impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the Merger, as well as recovery of litigation costs and attorneys’ fees. Nutrisystem believes that the claims asserted in the actions are without merit and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of adverse effect or delay in connection with these actions and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Nutrisystem voluntarily supplemented its proxy statement as described in a Current Report on Form 8-K filed on February 22, 2019, and the plaintiffs in these actions have agreed to voluntarily dismiss their lawsuits in light of this supplemental disclosure.

One of the conditions to completion of the Merger is the absence of any law enacted, adopted or promulgated in the United States following December 9, 2018 or order that prohibits, renders illegal or enjoins the consummation of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

The closing of the Merger may trigger change in control or other provisions in certain agreements to which Nutrisystem is a party.

The closing of the Merger may trigger change in control or other provisions in certain agreements to which Nutrisystem is a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Nutrisystem or the combined business.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select effective markets and media in which to advertise.

Our marketing expenditures were $203.2 million, $198.9 million and $152.4 million in 2018, 2017 and 2016, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

Food Manufacturers and Other Suppliers. We rely solely on third-party manufacturers to supply all of the food and other products we sell as well as packaging materials. In 2018, approximately 10% and 6% of inventory purchases were from two vendors. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Freight and Fulfillment. In 2018, 100% of our order fulfillment was handled by one third-party provider.  Also, more than 97% of our direct to consumer orders were shipped by one third-party provider and more than 97% of our orders for retail programs were shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be harmed. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

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

Our credit agreement contains certain financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. There were no borrowings outstanding as of December 31, 2018. Any failure to comply with the restrictions of the credit agreement may result in an event of default under the agreement.

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

Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our weight loss programs and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

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

We currently lease one location in Fort Washington, Pennsylvania. This location totals 119,767 square feet of office space and our lease expires in 2022. Our fulfillment capacity is located in Chambersburg, Pennsylvania; Allentown, Pennsylvania; Bethlehem, Pennsylvania; Atlanta, Georgia; Troy, Illinois and Sparks, Nevada through an outsourced provider. We have lease obligations to our outsourced fulfillment provider and are subject to minimum space commitments which we may reduce over a specified period of time. Management believes our outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

As of February 20, 2019, six putative class action complaints have been filed by purported Nutrisystem stockholders challenging the Merger with Tivity Health in the United States District Court for the District of Delaware. The complaints are captioned Klein v. Nutrisystem, Inc. et al., Docket No. 1:19-cv-00056 (filed January 9, 2019), Shaev v. Nutrisystem, Inc. et al, Docket No. 1:19-cv-00063 (filed January 10, 2019), Vladimir Gusinsky Rev. Trust v. Nutrisystem, Inc., Docket No. 1:19-cv-00069 (filed January 10, 2019), Frechter v. Nutrisystem, Inc., et al, Docket No. 1:19-cv-00087 (filed January 16, 2019), Walton v. Nutrisystem, Inc. et al, Docket No. 1:19-cv-00112 (filed January 19, 2019), and Haines v. Nutrisystem, Inc., et al, Docket No. 1:19-cv-00137 (filed January 24, 2019). The complaints name as defendants each member of Nutrisystem’s Board of Directors and Nutrisystem itself and, in the case of the Klein and Gusinsky complaints, Tivity Health and Sweet Acquisition, Inc. The complaints allege, among other things, that statements made in the registration statement filed by Tivity Health on January 7, 2019 were materially incomplete and misleading and violated Sections 14(a) and 20(a) of the Exchange Act. In addition, the complaints generally allege that the Merger undervalues Nutrisystem, that the process leading up to the execution of the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Tivity Health and improperly impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the Merger, as well as recovery of litigation costs and attorneys’ fees. Nutrisystem believes that the claims asserted in the actions are without merit and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of adverse effect or delay in connection with these actions and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Nutrisystem voluntarily supplemented its proxy statement as described in a Current Report on Form 8-K filed on February 22, 2019, and the plaintiffs in these actions have agreed to voluntarily dismiss their lawsuits in light of this supplemental disclosure.

The Company is also involved in various other claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years and management believes the range of reasonably possible losses from current matters is immaterial.

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

	High	Low
2019 First Quarter (through February 20, 2019)	$44.30	$42.76

2018 First Quarter	$53.55	$26.85
2018 Second Quarter	39.35	26.06
2018 Third Quarter	43.65	34.25
2018 Fourth Quarter	45.25	31.54

2017 First Quarter	$55.92	$31.60
2017 Second Quarter	57.50	44.50
2017 Third Quarter	67.95	47.50
2017 Fourth Quarter	60.80	46.40

Holders

As of February 20, 2019, the Company had approximately 231 record holders of its common stock.

Dividends

Prior to 2008, we had not declared or paid any dividend since inception. We paid a quarterly dividend of $0.175 per share beginning with the second quarter of 2008 through the fourth quarter of 2017. During each of the four quarters of 2018, we paid a dividend of $0.25 per share to all stockholders of record. As provided in the Merger Agreement with Tivity Health, we have agreed not to declare or pay any dividends to our stockholders from the date of the Merger Agreement until the effective time of the Merger.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
October 1 - October 31, 2018	0	$0	0	$75,000,000
November 1 - November 30, 2018	0	$0	0	$75,000,000
December 1 - December 31, 2018	0	$0	0	$75,000,000

(1) On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program. We could purchase up to $50 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017.  On October 30, 2018, we terminated the existing $50 million share repurchase program and replaced it with a new share repurchase program to repurchase up to $75 million of our outstanding shares of common stock over a 24-month period commencing on October 30, 2018. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The stock repurchase program may be suspended or discontinued at any time without prior notice. As provided in the Merger Agreement we have agreed to not repurchase any additional shares of our common stock under this program until the effective time of the Merger.

(2) The period October 1, 2018 through December 31, 2018, does not include 68,466 shares of common stock, at an average purchase price of $43.87, surrendered by employees to the Company for the payment of the tax withholding obligations upon the vesting of shares of restricted stock.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total return since December 31, 2013, for our common stock, the Russell 2000 Index and the Dow Jones US Specialized Consumer Services Index (a published industry index), each of which assumes an initial value of $100 and reinvestment of dividends. Our common stock trades on the Nasdaq Stock Market under the ticker symbol NTRI. This graph and accompanying information shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended or the Exchange Act.

	12/13	12/14	12/15	12/16	12/17	12/18
Nutrisystem, Inc.	$100	$124	$142	$234	$360	$309
Russell 2000 Index	100	105	100	122	139	124
Dow Jones US Specialized Consumer Services Index	100	107	96	107	144	149

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2018		2017	2016		2015		2014
Statements of Operations Data:
Revenue	$691,039		$696,957	$545,451		$462,609		$403,083
Costs and expenses:
Cost of revenue	325,235		321,210	256,994		224,581		199,053
Marketing	203,189		198,949	152,387		124,209		107,706
Selling, general and administrative	72,717	(a)	78,305	68,290		64,651	(d)	59,231
Depreciation and amortization	15,875		15,082	13,736	(c)	9,158		7,849
Operating income	74,023		83,411	54,044		40,010		29,244
Interest (income) expense, net	(852)		(119)	26		169		142
Income tax expense (b)	16,282		25,658	18,549		13,698		9,791
Net income	$58,593		$57,872	$35,469		$26,143		$19,311
Basic income per common share	$1.98		$1.93	$1.20		$0.90		$0.67
Diluted income per common share	$1.95		$1.90	$1.19		$0.89		$0.66
Weighted average shares outstanding:
Basic	29,396		29,706	29,213		28,695		28,323
Diluted	29,750		30,191	29,545		29,175		28,787
Dividends declared per common share	$1.00		$0.70	$0.70		$0.70		$0.70

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and short term investments	$81,324	$72,222	$33,496	$15,508	$29,247
Working capital	105,445	88,454	41,805	18,009	23,780
Total assets	204,237	201,543	154,240	129,893	109,892
Non-current liabilities	2,325	1,636	1,877	2,284	2,710
Stockholders' equity	146,516	135,803	94,524	69,928	55,515
(a)	In 2018, we incurred $2,795 in transaction costs related to the Merger with Tivity Health and $1,143 in transaction costs related to the stockholder cooperation agreement.
(b)

In the fourth quarter of 2017, we recorded a charge of $836 to write-down our net deferred tax assets to reflect the reduction in the future federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act. Additionally, we recorded a valuation allowance of $817 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation. In addition, this reflects the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” on a prospective basis. We adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $1,879 and $5,491 for 2018 and 2017, respectively, within income tax expense as opposed to being recognized in additional paid-in capital under previous accounting guidance. The amounts recognized in additional paid-in capital were $2,936, $2,750 and $(68) for 2016, 2015 and 2014, respectively.

(c)

In 2016, we recorded a charge of $1,297 to write-down certain software licenses that were no longer expected to be used as more enhanced software options were available to handle our evolving business needs.

(d)

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

In December 2018, we entered into the Merger Agreement with Tivity Health. Under the terms of the Merger Agreement, Nutrisystem will become a wholly-owned subsidiary of Tivity Health. Pursuant to the Merger Agreement, at the Effective Time, each share of Nutrisystem common stock issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest, and (ii) 0.2141 Tivity Health Shares, with cash payable in lieu of fractional Tivity Health Shares.

Completion of the Merger is subject to certain customary closing conditions, including, without limitation (1) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding Nutrisystem Shares entitled to vote thereon at a meeting duly called and held for such purpose, (2) absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger and (3) the absence of a material adverse effect with respect to the other party. The Merger is expected to close in the first quarter of 2019.

Nutrisystem and Tivity Health have made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of each of the Company’s and Tivity Health’s respective businesses between the date of the signing of the Merger Agreement and the consummation of the Merger, and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement also provides that under specified circumstances, including a termination by us to enter into a definitive agreement for an acquisition proposal that constitutes a superior proposal or a termination by Tivity Health as a result of our Board of Directors changing its recommendation with respect to the Merger Agreement, we will pay Tivity Health a termination fee of $45.0 million.

Revenue consists primarily of food sales. For 2018, 2017 and 2016, the direct channel accounted for 93%, 92% and 91%, respectively, of revenue compared to 5%, 6% and 6%, respectively, for retail and 2%, 2% and 3%, respectively, for QVC. We incur significant marketing expenditures to support our brands as we continue to advertise across various media channels. New media channels are tested on a continual basis and we consider our media mix to be diverse. We market our weight loss systems through television, print, direct mail, Internet, public relations and social media. We review and analyze a number of key operating and financial metrics to manage our business, including the number of new customers, revenue per customer, reactivation revenue, total revenue, marketing per new customer and operating margins.

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

We utilize a multi-brand approach with two distinct programs, the Nutrisystem® Turbo13 plan and the South Beach Diet® plan. The South Beach Diet plan launched in January 2017 as a structured meal delivery weight-loss program. The plan features fully prepared, globally inspired meals that are flash-frozen to maintain the quality of taste and nutrition, and delivered right to the customer’s doorstep. The South Beach Diet was created by Dr. Arthur Agatston, a cardiologist from southern Florida. Also, in 2018, we launched the DNA Body Blueprint™ kit, a genetic-based product using a proprietary algorithm that provides an integrated personal action plan focused on eating behaviors, nutrition and metabolism.

Additionally, our multi-day weight loss kits are available at select retailers. The retail channel provides us with great brand exposure, offering consumers who may not be aware of our programs an opportunity to sample Nutrisystem programs and products at a more attractive price point. We have multiple kits and single items available for purchase. Also, we continue to offer our Nutrisystem® programs through the sale of prepaid gift cards at Costco.

Revenue for the year ended December 31, 2018 decreased 1% from the comparable period of 2017 to $691.0 million. We experienced new customer acquisition challenges in the direct channel due to a lower than expected response to our 2018 marketing campaign further pressured by lower viewership on historically well performing television stations. New customers in their initial diet cycle and retail revenue decreased, which offset increased reactivation revenue from former customers. Reactivation revenue increased due to higher volumes building off of increases in new customer counts from previous years and a higher reactivation rate. Retail revenue decreased due to lower sell through rates in 2018 as compared to 2017.

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

Reserves for Returns. We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the years ended December 31, 2018, 2017 and 2016 was $18.3 million, $19.0 million and $14.9 million, respectively. The reserve for estimated returns incurred but not received and processed was $765,000 and $868,000 at December 31, 2018 and 2017, respectively, and has been included in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Excess and Obsolete Inventory. We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and a provision is recorded for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.4 million and $1.9 million at December 31, 2018 and 2017, respectively.

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

Marketing Expense.  Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. Advertising costs are charged to expense as incurred or the first time the advertising takes place. Prior to adopting Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers”, we capitalized direct-mail advertising costs and expensed such costs over the period of benefit.

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

Overview of the Direct Channel

In 2018, 2017 and 2016, the direct channel represented 93%, 92% and 91%, respectively, of our revenue. Revenue through the direct channel was $638.3 million in 2018 compared to $643.0 million in 2017 and $498.2 million in 2016. Revenue is generated primarily through customer starts, reactivation of former customers and the customer ordering behavior, including length of time on our program and the diet program selection. The revenue decrease in 2018 was attributable primarily to lower revenue from customers in their initial diet cycle partially offset by reactivation revenue. Critical to increasing customer starts is our ability to deploy marketing dollars while maintaining marketing effectiveness. Factors influencing our marketing effectiveness include the quality of the advertisements, promotional activity by our competitors, as well as the price and availability of appropriate media.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE	$691,039	$696,957	$(5,918)	(1)%

COSTS AND EXPENSES:
Cost of revenue	325,235	321,210	4,025	1%
Marketing	203,189	198,949	4,240	2%
Selling, general and administrative	72,717	78,305	(5,588)	(7)%
Depreciation and amortization	15,875	15,082	793	5%
Total costs and expenses	617,016	613,546	3,470	1%
Operating income	74,023	83,411	(9,388)	(11)%
INTEREST INCOME, net	(852)	(119)	(733)	616%
Income before income tax expense	74,875	83,530	(8,655)	(10)%
INCOME TAX EXPENSE	16,282	25,658	(9,376)	(37)%
Net income	$58,593	$57,872	$721	1%

% of revenue
Gross margin	52.9%	53.9%
Marketing	29.4%	28.5%
Selling, general and administrative	10.5%	11.2%
Operating income	10.7%	12.0%

Revenue. Revenue decreased to $691.0 million in 2018 from $697.0 million in 2017. The decrease in revenue is attributable primarily to lower revenue from new customers in their initial diet cycle ($41.7 million) and decreased retail revenue ($1.9 million) offset partially by increased reactivation revenue ($37.1 million). In 2018, direct revenue accounted for 93% of revenue compared to 5% for retail and 2% for QVC. In 2017, direct revenue accounted for 92% of revenue compared to 6% for retail and 2% for QVC.

Costs and Expenses. Cost of revenue increased to $325.2 million in 2018 from $321.2 million in 2017. Gross margin as a percent of revenue decreased to 52.9% in 2018 from 53.9% in 2017. The decrease in gross margin was attributable primarily to higher packaging, freight and fulfillment costs, promotional activity and program mix.

Marketing expense increased to $203.2 million in 2018 from $198.9 million in 2017. Marketing expense as a percent of revenue increased to 29.4% in 2018 from 28.5% in 2017. Substantially all of the marketing spending in 2018 promoted the direct business. The increase in marketing expense was attributable primarily to increased spending for marketing consulting ($2.8 million), media

($594,000) and marketing compensation and benefits ($559,000). In total, media spending was $178.0 million in 2018 and $177.4 million in 2017.

Selling, general and administrative expense decreased to $72.7 million in 2018 from $78.3 million in 2017 and as a percent of revenue decreased to 10.5% in 2018 from 11.2% in 2017. The decrease in spending was attributable primarily to lower compensation and benefits ($8.1 million), a decrease in non-cash expense for share-based payment arrangements ($456,000) and lower telephone expense ($368,000).  These decreases were partially offset by an increase in spending for professional, outside and computer services ($3.6 million) attributable primarily to $2.8 million in transaction costs related to the Merger with Tivity Health and $1.1 million in transaction costs related to the stockholder cooperation agreement.

Depreciation and amortization expense increased slightly to $15.9 million in 2018 from $15.1 million in 2017.

Interest Income, Net. Interest income, net, was $852,000 in 2018 compared to $119,000 in 2017, due to higher amounts of short term investments being invested and higher interest rates.

Income Tax Expense. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a number of changes to U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In 2018, we recorded income tax expense of $16.3 million, which reflects an effective tax rate of 21.7%, as compared to $25.7 million in 2017 with an effective tax rate of 30.7%. The impact of the lower corporate income tax rate was partially offset by a lower excess tax benefit from share-based compensation. We recorded an excess tax benefit from share-based compensation of $1.9 million in 2018 and $5.5 million in 2017. In 2017, we recorded a charge of $836,000 to write-down our net deferred tax assets to reflect the reduction in the corporate tax rate from 35% to 21% and a valuation allowance of $817,000 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
REVENUE	$696,957	$545,451	$151,506	28%

COSTS AND EXPENSES:
Cost of revenue	321,210	256,994	64,216	25%
Marketing	198,949	152,387	46,562	31%
Selling, general and administrative	78,305	68,290	10,015	15%
Depreciation and amortization	15,082	13,736	1,346	10%
Total costs and expenses	613,546	491,407	122,139	25%
Operating income	83,411	54,044	29,367	54%
INTEREST (INCOME) EXPENSE, net	(119)	26	(145)	(558)%
Income before income tax expense	83,530	54,018	29,512	55%
INCOME TAX EXPENSE	25,658	18,549	7,109	38%
Net income	$57,872	$35,469	$22,403	63%

% of revenue
Gross margin	53.9%	52.9%
Marketing	28.5%	27.9%
Selling, general and administrative	11.2%	12.5%
Operating income	12.0%	9.9%

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

Costs and Expenses. Cost of revenue increased to $321.2 million in 2017 from $257.0 million in 2016. Gross margin as a percent of revenue increased to 53.9% in 2017 from 52.9% in 2016. The increase in gross margin was attributable primarily to lower food costs from the direct channel, less promotional costs from retail and increases in average selling prices, which offset increased packaging and freight costs due to increased sales of our frozen products.

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

Selling, general and administrative expense increased to $78.3 million in 2017 from $68.3 million in 2016 and as a percent of revenue decreased to 11.2% in 2017 from 12.5% in 2016. The increase in spending was attributable primarily to higher compensation and benefits ($5.5 million), an increase in non-cash expense for share-based payment arrangements ($3.1 million) and higher spending for professional, outside and computer services ($2.3 million).  These increases were partially offset by a decrease in program and product costs ($916,000).

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

Contractual Obligations and Commercial Commitments

As of December 31, 2018, our principal commitments consisted of obligations under agreements with suppliers, an agreement with our outside fulfillment provider, agreements with our Internet and networking providers, operating leases and employment contracts. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures.

Following is a summary of our contractual obligations.

	Payments Due by Period (in millions)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase obligations	$12.8	$7.0	$5.8	$0	$0
Lease obligations	21.0	6.0	11.0	4.0	0
	$33.8	$13.0	$16.8	$4.0	$0

We have entered into agreements with various suppliers. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of five years or less. We anticipate we will meet all annual purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Liquidity, Capital Resources and Other Financial Data

At December 31, 2018, we had working capital of $105.4 million, an increase of $16.9 million from the $88.5 million working capital balance at December 31, 2017. Cash and cash equivalents at December 31, 2018 were $22.2 million, a decrease of $2.5 million from the balance of $24.7 million at December 31, 2017. In addition, we had $59.1 million and $47.6 million invested in short term investments at December 31, 2018 and 2017, respectively. Our principal sources of liquidity during 2018 were cash flows from operations.

On November 6, 2015, we entered into a $50.0 million unsecured revolving credit facility with a lender. The credit facility provides for interest on borrowings at either a base rate or the London Inter-Bank Offered Rate, in each case plus an applicable margin and is also subject to an unused fee payable quarterly. The credit facility contains financial and other covenants, including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. The credit facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2018 and 2017.

In 2018, we generated cash flows of $79.9 million from operating activities, a slight increase of $165,000 from 2017. The increase in cash flows from operations was attributable primarily to an increase in net income partially offset by the timing of working capital requirements.

In 2018, net cash used in investing activities was $22.9 million, a decrease of $14.4 million from 2017 due to a decrease in the net outflows for short term investments of $12.5 million and a decrease of capital additions of $1.9 million.

In 2018, net cash used in financing activities was $59.4 million, an increase of $32.0 million from 2017, due primarily to increased stock repurchases and increasing the quarterly dividend from $0.175 to $0.25 per share. We paid $30.2 million for dividends, $26.3 million for share repurchases and $4.9 million to satisfy the tax withholding obligations associated with the vesting of equity awards partially offset by $1.9 million of proceeds received from the exercise of stock options.

We had a share repurchase program to repurchase up to $50.0 million of our outstanding shares of common stock which expired on November 3, 2017. On October 25, 2017, we announced that our Board of Directors had authorized a new share repurchase program to replace the expiring repurchase program. Under the new share repurchase program, we could repurchase up to $50.0 million of our outstanding shares of common stock over a 24-month period commencing November 4, 2017. On October 30, 2018, we announced that our Board of Directors terminated the existing $50.0 million share repurchase program and replaced it with a new share repurchase program to repurchase up to $75.0 million of our outstanding shares of common stock over a 24-month period commencing on October 30, 2018. The timing, number and amount of any shares repurchased will be determined by us at our discretion and will be based on a number of factors including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of our outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During 2018, we purchased and placed in treasury 838,762 shares of common stock under these programs for an aggregate cost of $26.3 million. During 2017, we purchased and subsequently retired 28,675 shares of common stock for an aggregate cost of $1.5 million. Additionally, we purchased and placed in treasury 71,925 shares of common stock for an aggregate cost of $3.5 million. As provided in the Merger Agreement with Tivity Health, we have agreed not to repurchase any additional shares of our common stock under these programs from the date of the Merger Agreement until the effective time of the Merger.

Our Board of Directors declared quarterly dividends of $0.25 per share, which were paid on March 19, 2018, May 21, 2018, August 20, 2018 and November 19, 2018. As provided in the Merger Agreement with Tivity Health, we have agreed not to declare or pay any dividends to our stockholders from the date of the Merger Agreement until the effective time of the Merger.

We believe that our available capital resources are sufficient to fund our working capital requirements, capital expenditures and income tax obligations for the foreseeable future.

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

We believe that we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments. Our cash and cash equivalents at December 31, 2018 of $22.2 million were maintained in demand accounts and money market funds. Additionally, we invested $59.1 million in short term investments, which are classified as available-for-sale securities and are reported at fair value in the accompanying consolidated balance sheet as of December 31, 2018. A change in interest rates of 1 percentage point would not have a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on pages 36 through 59 hereto.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of December 31, 2018. Their report on the effectiveness of our internal control over financial reporting appears on page 32.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nutrisystem, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Nutrisystem, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and compliance with Section 16(a) of the Exchange Act and our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” in our definitive proxy statement for the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A.

The required information as to executive officers is set forth in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2019 annual meeting of stockholders, or will be provided in an amendment filed on Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2019 annual meeting of stockholders, or will be provided in an amendment filed on Form 10-K/A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2019 annual meeting of stockholders, or will be provided in an amendment filed on Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2019 annual meeting of stockholders, or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to the Consolidated Financial Statements on page 36 of this Annual Report.

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

To the Stockholders and Board of Directors
Nutrisystem, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nutrisystem, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”  and changed its method of accounting for excess tax benefits from share-based payment transactions in the year ended December 31, 2017 due to the adoption of Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 26, 2019

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,241	$24,654
Short term investments	59,083	47,568
Receivables	16,640	17,871
Inventories	47,755	44,266
Prepaid income taxes	2,942	6,441
Prepaid expenses and other current assets	12,180	11,758
Total current assets	160,841	152,558
FIXED ASSETS, net	28,129	31,549
INTANGIBLE ASSETS, net	12,084	13,084
DEFERRED INCOME TAXES	2,039	3,202
OTHER ASSETS	1,144	1,150
Total assets	$204,237	$201,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,373	$34,816
Accrued payroll and related benefits	4,980	15,229
Deferred revenue	8,407	7,991
Other accrued expenses and current liabilities	5,636	6,068
Total current liabilities	55,396	64,104
NON-CURRENT LIABILITIES	2,325	1,636
Total liabilities	57,721	65,740
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value (5,000 shares authorized, no shares issued and outstanding)	0	0
Common stock, $.001 par value (100,000 shares authorized; shares issued – 31,159 at December 31, 2018 and 30,729 at December 31, 2017)	31	31
Additional paid-in capital	81,488	69,245
Treasury stock, at cost, 1,627 shares at December 31, 2018 and 679 shares at December 31, 2017	(47,583)	(16,359)
Retained earnings	112,611	83,035
Accumulated other comprehensive loss	(31)	(149)
Total stockholders’ equity	146,516	135,803
Total liabilities and stockholders’ equity	$204,237	$201,543

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE	$691,039	$696,957	$545,451

COSTS AND EXPENSES:
Cost of revenue	325,235	321,210	256,994
Marketing	203,189	198,949	152,387
Selling, general and administrative	72,717	78,305	68,290
Depreciation and amortization	15,875	15,082	13,736
Total costs and expenses	617,016	613,546	491,407
Operating income	74,023	83,411	54,044
INTEREST (INCOME) EXPENSE, net	(852)	(119)	26
Income before income tax expense	74,875	83,530	54,018
INCOME TAX EXPENSE	16,282	25,658	18,549
Net income	$58,593	$57,872	$35,469
BASIC INCOME PER COMMON SHARE	$1.98	$1.93	$1.20
DILUTED INCOME PER COMMON SHARE	$1.95	$1.90	$1.19
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,396	29,706	29,213
Diluted	29,750	30,191	29,545
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$58,593	$57,872	$35,469
OTHER COMPREHENSIVE INCOME (LOSS):
Short term investments:
Unrealized gain (loss), net of income tax expense (benefit) of $32, ($63), and ($11), respectively	118	(116)	(21)
Comprehensive income	$58,711	$57,756	$35,448

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2016	29,621	$29	$41,392	$(5,672)	$34,191	$(12)	$69,928
Net income	0	0	0	0	35,469	0	35,469
Share-based compensation expense	296	1	6,969	0	0	0	6,970
Exercise of stock options	286	0	2,760	0	0	0	2,760
Equity compensation awards, net	0	0	2,936	0	0	0	2,936
Cash dividends	0	0	0	0	(20,861)	0	(20,861)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(2,657)	0	0	(2,657)
Other comprehensive loss, net of tax	0	0	0	0	0	(21)	(21)
BALANCE, December 31, 2016	30,203	30	54,057	(8,329)	48,799	(33)	94,524
Net income	0	0	0	0	57,872	0	57,872
Share-based compensation expense	306	1	10,922	0	0	0	10,923
Exercise of stock options	271	0	4,266	0	0	0	4,266
Repurchase and retirement of common shares	(51)	0	0	0	(2,285)	0	(2,285)
Repurchase of common shares for treasury	0	0	0	(3,485)	0	0	(3,485)
Cash dividends	0	0	0	0	(21,351)	0	(21,351)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(4,545)	0	0	(4,545)
Other comprehensive loss, net of tax	0	0	0	0	0	(116)	(116)
BALANCE, December 31, 2017	30,729	31	69,245	(16,359)	83,035	(149)	135,803
Impact of change in accounting policy (Note 2)	0	0	0	0	1,135	0	1,135
Net income	0	0	0	0	58,593	0	58,593
Share-based compensation expense	329	0	10,304	0	0	0	10,304
Exercise of stock options	101	0	1,939	0	0	0	1,939
Repurchase of common shares for treasury	0	0	0	(26,304)	0	0	(26,304)
Cash dividends	0	0	0	0	(30,152)	0	(30,152)
Employee tax withholdings related to the vesting of equity awards	0	0	0	(4,920)	0	0	(4,920)
Other comprehensive income, net of tax	0	0	0	0	0	118	118
BALANCE, December 31, 2018	31,159	$31	$81,488	$(47,583)	$112,611	$(31)	$146,516

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,593	$57,872	$35,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,875	15,082	13,736
Loss on disposal of fixed assets	0	0	104
Share–based compensation expense	10,304	10,923	6,970
Deferred income tax expense	869	3,775	448
Other charges	42	34	2
Changes in operating assets and liabilities:
Receivables	1,231	(311)	825
Inventories	(3,489)	(5,762)	(7,974)
Prepaid expenses and other assets	(286)	(1,895)	76
Accounts payable	1,609	1,916	(5,356)
Accrued payroll and related benefits	(10,249)	4,878	2,795
Deferred revenue	1,753	509	1,864
Income taxes	3,429	(6,643)	1,297
Other accrued expenses and liabilities	231	(631)	342
Net cash provided by operating activities	79,912	79,747	50,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(26,652)	(38,479)	(19,127)
Proceeds from the sale and maturity of short term investments	15,245	14,571	4,537
Capital additions	(11,481)	(13,408)	(14,756)
Net cash used in investing activities	(22,888)	(37,316)	(29,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,939	4,266	2,760
Employee tax withholdings related to the vesting of equity awards	(4,920)	(4,545)	(2,657)
Excess tax benefits from share-based compensation	0	0	2,938
Repurchase of common shares for treasury	(26,304)	(3,485)	0
Repurchase and retirement of common shares	0	(2,285)	0
Payment of dividends	(30,152)	(21,351)	(20,861)
Net cash used in financing activities	(59,437)	(27,400)	(17,820)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,413)	15,031	3,432
CASH AND CASH EQUIVALENTS, beginning of year	24,654	9,623	6,191
CASH AND CASH EQUIVALENTS, end of year	$22,241	$24,654	$9,623

The accompanying notes are an integral part of these consolidated financial statements.

NUTRISYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	BACKGROUND

Nature of the Business

Nutrisystem, Inc. (the “Company” or “Nutrisystem”) is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily online and over the telephone and multi-day kits and single items available at select retail locations. The weight loss programs are designed for women and men. The Nutrisystem® programs are based on over 45 years of nutrition research. The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone (including the redemption of prepaid gift cards), referred to as the direct channel, through QVC, a television shopping network, and select retailers. Approximately 99% of revenue for each of the years ended December 31, 2018, 2017 and 2016 was generated in the United States.

In December 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Tivity Health, Inc. (“Tivity Health”). Under the terms of the Merger Agreement, Nutrisystem will become a wholly-owned subsidiary of Tivity Health (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Nutrisystem common stock (“Nutrisystem Shares”) issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest, and (ii) 0.2141 shares of common stock, par value $0.001 per share, of Tivity Health (“Tivity Health Shares”), with cash payable in lieu of fractional Tivity Health Shares.

Completion of the Merger is subject to certain customary closing conditions, including, without limitation (1) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding Nutrisystem Shares entitled to vote thereon at a meeting duly called and held for such purpose, (2) absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger and (3) the absence of a material adverse effect with respect to the other party. The Merger is expected to close in the first quarter of 2019.

The Company and Tivity Health have made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of each of the Company’s and Tivity Health’s respective businesses between the date of the signing of the Merger Agreement and the consummation of the Merger, and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement also provides that under specified circumstances, including a termination by the Company to enter into a definitive agreement for an acquisition proposal that constitutes a superior proposal or a termination by Tivity Health as a result of the Company’s Board of Directors changing its recommendation with respect to the Merger Agreement, the Company will pay Tivity Health a termination fee of $45,000. In 2018, the Company incurred $2,795 in transaction costs related to the Merger with Tivity Health, which are recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Financial Statements

The Company’s consolidated financial statements include 100% of the assets and liabilities of Nutrisystem, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Short Term Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2018 and 2017, demand accounts and money market funds comprised all of the Company’s cash and cash equivalents.

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

The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments in 2018, 2017 or 2016.

Inventories

Inventories consist principally of packaged food held in outside fulfillment locations. Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Quantities of inventory on hand are continually assessed to identify excess or obsolete inventory and a provision is recorded for any estimated loss. The reserve is estimated for excess and obsolete inventory based primarily on forecasted demand and/or the Company’s ability to sell the products, introduction of new products, future production requirements and changes in customers’ behavior. The reserve for excess and obsolete inventory was $1,414 and $1,945 at December 31, 2018 and 2017, respectively.

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

Included in fixed assets is the capitalized cost of internal-use software and website development incurred during the application development stage. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to five years. Costs incurred related to planning or maintenance of internal-use software and website development are charged to expense as incurred. The net book value of capitalized software was $13,094 and $16,419 at December 31, 2018 and December 31, 2017, respectively.

During 2016, the Company determined certain software licenses were no longer expected to be used as more enhanced software options were available to handle its evolving business needs and a charge of $1,297 was recorded to write-down these assets. The charge was recorded as depreciation and amortization in the accompanying consolidated statement of operations.

Intangible Assets

Intangible assets consist of a trade name from the acquisition of the South Beach Diet (“SBD”) brand in December 2015 and domain names (see Note 6). The trade name is presented at cost, net of accumulated amortization, and is amortized on a straight-line basis over its estimated useful life. The domain names have indefinite lives and are not being amortized but are reviewed for impairment on an annual basis.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. As of December 31, 2018, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures, it did have an impact on the timing of revenue recognized in accounting for gift cards as presented in the consolidated statement of operations for 2018. In accordance with the new standard, the Company is recognizing the estimated breakage of gift cards (estimated amount of unused gift cards) over the pattern of redemption of the gift cards. Prior to adopting ASC 606, the Company recognized gift card breakage when the likelihood of redemption became remote. The Company also is recognizing direct-mail advertising costs to expense as incurred. Prior to adopting ASC 606, the Company capitalized these costs and expensed them over the period of benefit. Additionally, the Company is recognizing an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization period is more than one year in duration. The Company is applying the practical expedient to expense costs to obtain a contract as incurred if the amortization period is less than one year. Prior to adopting ASC 606, the value of product expected to be returned was presented net as a reduction of the related reserve for returns and costs to obtain a contract were expensed as incurred.

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, and that are collected by the Company from a customer, are excluded from revenue and presented on a net basis.

Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $16,179, $7,295 and $2,869 in 2018, 2017 and 2016, respectively. The increase in shipping and handling was due primarily to an increased handling charge paid by customers.

The Company’s pre-packaged foods are sold directly to weight loss program participants primarily through the Internet and telephone, referred to as the direct channel, through QVC, a television shopping network, and select retailers. Pre-packaged foods are comprised of both frozen and non-frozen (ready-to-go) products.

Products sold through the direct channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan which customers pay for at the point of sale. Products sold through QVC are payable by QVC upon satisfaction of the performance obligation. Revenue is recognized at a point in time. Direct to consumer customers may return unopened ready-to-go products within 30 days of purchase in order to receive a refund or credit. Frozen products are nonreturnable and non-refundable unless the order is canceled within 14 days of delivery.  The Company recognizes revenue at the shipping point.

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

In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2018	2017	2016
Direct	$638,304	$642,959	$498,171
Retail	36,735	38,658	33,423
QVC	15,624	14,950	13,494
Other	376	390	363
	$691,039	$696,957	$545,451

The Company applied ASC 606 using the cumulative effect method and the comparative information for the prior years have not been adjusted and continue to be reported under ASC 605, “Revenue Recognition.”

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2018	January 1, 2018
		As Adjusted
Receivables	$16,640	$17,871
Contract assets	$207	$279
Contract liabilities	$8,407	$6,654

Receivables primarily relate to the timing of credit card receivables and sales to retailers. The contract assets primarily relate to unbilled accounts receivable and are included as prepaid expenses and other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during 2018 is as follows:

Year Ended December 31, 2018
Revenue recognized that was included in the contract liability (deferred revenue) balance at January 1, 2018	$(5,191)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$6,944

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at December 31, 2018:

2019	$4,894
2020	896
2021	500
2022	250
$6,540

The Company applies the practical expedient in subtopic ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financials for 2018:

	Year Ended December 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Operations
Revenue	$691,039	$254	$690,785
Income tax expense	$16,282	$50	$16,232
Net income	$58,593	$204	$58,389

	December 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Balance Sheet
ASSETS
Prepaid income taxes	$2,942	$382	$3,324
Prepaid expenses and other current assets	$12,180	$(103)	$12,077

LIABILITIES
Deferred revenue	$8,407	$(1,677)	$10,084
Other accrued expenses and current liabilities	$5,636	$59	$5,577

EQUITY
Retained earnings	$112,611	$1,339	$111,272

	Year Ended December 31, 2018
	As Reported	Adjustments	Amounts without Adoption of ASC 606
Statement of Cash Flows
Net income	$58,593	$204	$58,389
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(286)	$27	$(313)
Deferred revenue	$1,753	$(340)	$2,093
Income taxes	$3,429	$50	$3,379
Other accrued expenses and liabilities	$231	$59	$172

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

Dependence on Suppliers

In 2018, approximately 10% and 6% of inventory purchases were from two suppliers. In 2017, these suppliers provided approximately 12% and 8% of inventory purchases, and in 2016, they provided approximately 11% of inventory purchases each (see Note 8).

The Company outsources 100% of its fulfillment operations to a third-party provider.  Additionally, more than 97% of its direct to consumer orders are shipped by one third-party provider and more than 97% of its orders for the retail programs are shipped by another third-party provider.

Supplier Rebates

Two of the Company’s suppliers provide for rebates based on purchasing levels. The Company accounts for these rebates on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. For the years ended December 31, 2018, 2017 and 2016, the Company reduced cost of revenue for these rebates by $346, $486 and $75, respectively. A receivable of $453 was recorded at December 31, 2018. No receivable was recorded at December 31, 2017.

Marketing Expense

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $177,981, $177,387 and $130,451 in 2018, 2017 and 2016, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. All other advertising costs are charged to expense as incurred or the first time the advertising takes place. Prior to adopting ASC 606, we capitalized direct-mail advertising costs and expensed such costs over the period of benefit. At December 31, 2018 and 2017, $3,861 and $3,426, respectively, of costs have been prepaid for future advertisements and promotions.

Selling, General and Administrative Expense

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

The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term. Lease allowances utilized for space improvement are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life of the asset or the lease term. Tenant lease incentive allowances received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Included in the accompanying consolidated balance sheet is $1,231 of a tenant improvement allowance at December 31, 2018, of which $345 is included in other accrued expenses and current liabilities and $886 in non-current liabilities. At December 31, 2017, the tenant improvement allowance was $1,576, of which $345 was included in other accrued expenses and current liabilities and $1,231 in non-current liabilities.

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

	Year Ended December 31,
	2018	2017	2016
Net income	$58,593	$57,872	$35,469
Net income allocated to unvested restricted stock	(469)	(487)	(294)
Net income allocated to common shares	$58,124	$57,385	$35,175
Weighted average shares outstanding:
Basic	29,396	29,706	29,213
Effect of dilutive securities	354	485	332
Diluted	29,750	30,191	29,545

Basic income per common share	$1.98	$1.93	$1.20
Diluted income per common share	$1.95	$1.90	$1.19

In 2018, 2017 and 2016, common stock equivalents representing 170, 146 and 335 shares of common stock, respectively, were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive or the minimum performance requirements for such common stock equivalents have not yet been met.

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

Cash Flow Information

The Company made payments for income taxes of $11,077, $28,547 and $14,175 in 2018, 2017 and 2016, respectively. Interest payments in 2018, 2017 and 2016 were $174, $210 and $171, respectively. As of December 31, 2018, 2017 and 2016, the Company had non-cash capital additions of $102, $128 and $548, respectively, consisting of unpaid invoices in accounts payable and other accrued expenses and current liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and was applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

The Company adopted ASC 606, “Revenue from Contracts with Customers,” on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. Therefore, the comparative information for periods ended prior to January 1, 2018 was not restated. The Company applied the transition practical expedient to only assess contracts that were not completed contracts at the date of initial application when applying the cumulative effect method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures. The cumulative impact of adopting ASC 606 on January 1, 2018 was an increase in stockholders’ equity of $1,135.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The Company plans to adopt the standard effective January 1, 2019 using the transition option provided under ASU No. 2018-11 and anticipates applying the package of practical expedients included therein and the use of hindsight. The Company also expects to elect the short-term lease recognition exemption for all leases that qualify. The Company believes the most significant impact relates to fulfillment warehouse agreements and its real estate operating lease. The Company anticipates the recognition of a right-of-use asset of approximately $18,000 to $20,000 and a lease liability of approximately $21,000 to $23,000 related to leases upon adoption. The Company is in the process of implementing changes to its systems, processes and controls to account for its leases in accordance with the new standard. The Company is continuing its assessment of potential changes to its disclosures under the ASU.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and recognized an excess tax benefit from share-based compensation of $1,879 and $5,491 for 2018 and 2017, respectively, within income tax expense on the accompanying consolidated statements of operations as opposed to being recognized in additional paid-in capital under previous accounting guidance. The amount recognized in additional paid-in capital was $2,936 for the year ended December 31, 2016. In addition, the excess tax benefits from share-based compensation are now classified as operating cash flows on the consolidated statements of cash flows instead of being separately stated in the financing activities for the years ended December 31, 2018 and 2017. The year ended December 31, 2016 has not been restated. The Company has elected to continue to estimate expected forfeitures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard was effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This standard was effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

3.CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At December 31, 2018, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$20,329	$0	$0	$20,329
Money market funds	1,912	0	0	1,912
Government and agency securities	52,096	192	(275)	52,013
Corporate debt securities	7,066	37	(33)	7,070
	$81,403	$229	$(308)	$81,324

At December 31, 2017, cash, cash equivalents and short term investments consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$24,454	$0	$0	$24,454
Money market funds	200	0	0	200
Government and agency securities	42,220	135	(355)	42,000
Corporate debt securities	5,577	28	(37)	5,568
	$72,451	$163	$(392)	$72,222

4.	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 instruments are based on quoted prices in active exchange markets for identical assets. The Company had no Level 2 or 3 instruments at December 31, 2018 and 2017.

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$1,912	$1,912
Government and agency securities	52,013	52,013
Corporate debt securities	7,070	7,070
Total assets	$60,995	$60,995

The following table summarizes the Company’s financial assets measured at fair value at December 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$200	$200
Government and agency securities	42,000	42,000
Corporate debt securities	5,568	5,568
Total assets	$47,768	$47,768

5.	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2018	2017
Furniture and fixtures	$2,779	$3,106
Computer hardware and software	72,057	69,865
Equipment	10,215	7,515
Leasehold improvements	12,934	12,661
	97,985	93,147
Accumulated depreciation	(69,856)	(61,598)
	$28,129	$31,549

Depreciation and amortization expense related to fixed assets was $14,875, $14,082 and $12,736 in 2018, 2017 and 2016, respectively.

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

The allocation of the purchase price was to the SBD trade name and is being amortized on a straight-line basis over a period of 15 years.

The following table summarizes the Company’s identifiable intangible assets:

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$15,000	$(3,000)	$12,000	$15,000	$(2,000)	$13,000

Amortization expense for intangible assets was $1,000 for each of 2018, 2017 and 2016. Estimated amortization expense for identifiable intangible assets for the next five years is expected to be as follows:

2019	$1,000
2020	1,000
2021	1,000
2022	1,000
2023	1,000

Additionally, the Company has $84 of domain names acquired in previous years with indefinite lives that are not being amortized.

7.	CREDIT FACILITY

On November 6, 2015, the Company entered into an Amended and Restated Credit Agreement that provides for a $50,000 unsecured revolving credit facility (the “Credit Facility”) with a lender. The Credit Facility can be drawn upon through November 6, 2020, at which time all amounts must be repaid. There were no borrowings outstanding at December 31, 2018 or December 31, 2017.

The Credit Facility provides for interest at either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate will be the highest of (i) the Administrative Agent’s prime rate, (ii) 0.50% above the Federal Funds Rate and (iii) the LIBOR rate for deposits in dollars for a one-month interest period as determined three business days prior to such date, plus 1.50%. The LIBOR rate is equal to the London Inter-Bank Offered Rate for the relevant term. The applicable margin is subject to adjustment based on the Company’s consolidated fixed charge coverage ratio and ranges from 0.00-0.50% per year for base rate loans and from 1.25-1.75% per year for LIBOR rate loans. The Company also pays an unused line fee. The unused line fee is 0.25% of the total available credit. The Company had no borrowings and incurred no interest expense during 2018, 2017 and 2016. During each of 2018, 2017 and 2016, the Company incurred $127 in an unused line fee under the Credit Facility. Interest payments and unused line fees are classified within interest (income) expense, net in the accompanying consolidated statements of operations.

The Credit Facility contains financial and other covenants including a minimum consolidated fixed charge coverage ratio (applicable if there are outstanding borrowings), and limitations on, among other things, liens, indebtedness, certain acquisitions, consolidations and sales of assets. As of December 31, 2018, the Company was in compliance with all covenants contained in the Credit Facility.

At December 31, 2018, the Company had $9 of unamortized debt issuance costs associated with the Credit Facility that are being amortized over its remaining term.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and certain equipment. These leases generally have initial terms of one to 12 years and have renewal options for additional periods. The Company also has certain lease rights and obligations related to its warehouse space included in its fulfillment agreements. Certain of the leases contain escalation clauses based upon increases in costs related to the properties. Lease obligations, including those within the fulfillment agreements, with initial or remaining terms of one or more years, consist of the following at December 31, 2018:

2019	$6,026
2020	5,600
2021	5,376
2022	3,523
2023	503
$21,028

Total rent expense, including amounts related to warehouse space included in fulfillment agreements, for 2018, 2017 and 2016 was $5,830, $5,514 and $4,787, respectively.

Litigation

As of February 20, 2019, six putative class action complaints have been filed by purported Nutrisystem stockholders challenging the Merger with Tivity Health in the United States District Court for the District of Delaware. The complaints are captioned Klein v. Nutrisystem, Inc. et al., Docket No. 1:19-cv-00056 (filed January 9, 2019), Shaev v. Nutrisystem, Inc. et al, Docket No. 1:19-cv-

00063 (filed January 10, 2019), Vladimir Gusinsky Rev. Trust v. Nutrisystem, Inc., Docket No. 1:19-cv-00069 (filed January 10, 2019), Frechter v. Nutrisystem, Inc., et al, Docket No. 1:19-cv-00087 (filed January 16, 2019), Walton v. Nutrisystem, Inc. et al, Docket No. 1:19-cv-00112 (filed January 19, 2019), and Haines v. Nutrisystem, Inc., et al, Docket No. 1:19-cv-00137 (filed January 24, 2019). The complaints name as defendants each member of Nutrisystem’s Board of Directors and Nutrisystem itself and, in the case of the Klein and Gusinsky complaints, Tivity Health and Sweet Acquisition, Inc. The complaints allege, among other things, that statements made in the registration statement filed by Tivity Health on January 7, 2019 were materially incomplete and misleading and violated Sections 14(a) and 20(a) of the Exchange Act. In addition, the complaints generally allege that the Merger undervalues Nutrisystem, that the process leading up to the execution of the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Tivity Health and improperly impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the Merger, as well as recovery of litigation costs and attorneys’ fees. Nutrisystem believes that the claims asserted in the actions are without merit and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of adverse effect or delay in connection with these actions and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Nutrisystem voluntarily supplemented its proxy statement as described in a Current Report on Form 8-K filed on February 22, 2019, and the plaintiffs in these actions have agreed to voluntarily dismiss their lawsuits in light of this supplemental disclosure.

The Company is also involved in various other claims and routine litigation matters that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows in future years and management believes the range of reasonably possible losses from current matters is immaterial.

Contractual Commitments

The Company’s principal commitments consist of obligations under agreements with suppliers, an agreement with its outside fulfillment provider, agreements with its Internet and networking providers, operating leases and employment contracts. These agreements may provide for annual pricing, annual purchase obligations, exclusivity in the production of certain products, as well as rebates if certain volume thresholds are exceeded, with terms of one to twelve years for the operating leases and five years or less for the other agreements. The Company has total purchase obligations of $12,835 as of December 31, 2018. The Company anticipates it will meet all annual purchase obligations outstanding at December 31, 2018.

9.	STOCKHOLDERS’ EQUITY

Common Stock

In 2018, the Company issued 101 shares of common stock upon the exercise of stock options and received proceeds of $1,939. During 2018, employees surrendered to the Company 109 shares of common stock valued at $4,920 in satisfaction of tax withholding obligations associated with the vesting of equity awards. These shares are included in treasury stock. Also, in 2018, the Company issued 33 shares of common stock as compensation to board members. During each of the four quarters of 2018, the Company paid a dividend of $0.25 per share to all stockholders of record. As provided in the Merger Agreement with Tivity Health, the Company has agreed not to declare or pay any dividends to its stockholders from the date of the Merger Agreement until the effective time of the Merger.

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

The Company had a share repurchase program to repurchase up to $50,000 of its outstanding shares of common stock that expired on November 3, 2017. On October 25, 2017, the Company announced that its Board of Directors had authorized a new share repurchase program to replace that expiring program. Under the terms of the new share repurchase program, the Company could repurchase up to

$50,000 of its outstanding shares of common stock over a 24-month period commencing November 4, 2017. On October 30, 2018, the Company announced it was terminating the existing $50,000 share repurchase program and replacing it with a new share repurchase program to repurchase up to $75,000 of its outstanding shares over a 24-month period commencing on October 30, 2018. The timing, number and amount of any shares repurchased will be determined by the Company at its discretion and will be based on a number of factors including its evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be suspended or discontinued at any time without prior notice. During 2018, the Company purchased and placed in treasury 839 shares of common stock under these programs for an aggregate cost of $26,304. During 2017, the Company purchased and subsequently retired 29 shares of common stock for an aggregate cost of $1,500. Additionally, the Company purchased and placed in treasury 72 shares of common stock for an aggregate cost of $3,485. As of December 31, 2018, the October 2018 program had $75,000 available to repurchase the Company’s outstanding shares of common stock. As provided in the Merger Agreement with Tivity Health, the Company has agreed to not repurchase any additional shares of our common stock under these programs from the date of the Merger Agreement until the effective time of the Merger.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act includes a number of changes to U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other changes include the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as, changes beginning in 2018 including additional limitations on executive compensation.

Income tax expense consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$14,510	$20,930	$17,562
State	903	953	539
	15,413	21,883	18,101
Deferred:
Federal	638	2,794	509
State	231	981	(61)
	869	3,775	448
	$16,282	$25,658	$18,549

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	0.7	0.6
Executive compensation limitation	0.7	0.3	0.1
Stock-based compensation	(2.3)	(6.4)	0
Food donations	(0.7)	(1.1)	(1.1)
Changes in reserves	1.4	0	(0.1)
Tax credits	0.1	(0.2)	(0.2)
Expired charitable contribution carryover	0	0.8	0
Rate change due to tax reform	(0.2)	1.0	0
Transaction costs	0.6	0	0
Valuation allowance	0	0.8	0
Other	(0.1)	(0.2)	0
	21.7%	30.7%	34.3%

The change in the effective tax rate for 2017 to 2018 was due primarily to the lower corporate income tax rate partially offset by a lower excess tax benefit from share-based compensation.  The change in the effective tax rate from 2016 to 2017 was due primarily to the adoption of ASU No. 2016-09 as of January 1, 2017 partially offset by a charge recorded to write-down the net deferred asset due to the enactment of the Tax Act. The Company recognized an excess tax benefit from share-based compensation of $1,879 and $5,491 in 2018 and 2017, respectively, within income tax expense in the accompanying consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheet under previous accounting guidance. This benefit was partially offset by a charge of $836 in 2017 to write-down the net deferred tax asset to reflect the reduction of the future federal corporate income tax rate from 35% to 21%.

The significant items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Reserves and accruals	$619	$979
Goodwill/Intangible assets	336	396
Net operating loss carryforwards	2,075	2,074
Stock-based compensation	2,349	2,437
Charitable contribution carryforward	0	122
Other	552	608
	5,931	6,616
Valuation allowance	(829)	(817)
	5,102	5,799
Deferred tax liability:
Property and equipment	(2,322)	(2,597)
Prepaid expenses	(741)	0
Net deferred tax asset	$2,039	$3,202

At December 31, 2018 and 2017, the Company had net operating loss carryforwards of approximately $27,498 and $27,948, respectively, for state tax purposes. For state tax purposes, there is a limitation on the amount of net operating loss carryforwards that can be utilized in a given year to offset state taxable income. The net operating losses will begin to expire in 2025.

In 2017, the Company recorded a valuation allowance of $817 as certain state net operating loss carryforwards might not be realized due to changes in tax legislation. Based on the projected level of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining net deferred tax assets. An analysis of the activity of the valuation allowance is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$817	$0	$0
Additions charged to expense	12	817	0
Deductions	0	0	0
Balance at end of year	$829	$817	$0

The total amount of gross unrecognized tax benefits as of December 31, 2018, 2017 and 2016 was $1,203, $131 and $168, respectively. Certain of the unrecognized tax benefits reduce deferred income taxes in the consolidated balance sheets and include $298, $131 and $168 as of December 31, 2018, 2017 and 2016, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $1,183, $103 and $109 as of December 31, 2018, 2017 and 2016, respectively. The Company records accrued interest and penalties related to unrecognized tax benefits as part of interest (income) expense, net. No interest expense was recognized during 2018, 2017 and 2016. The Company’s federal income tax returns for 2015 through 2018 are open and are subject to examination by the Internal Revenue Service. State tax jurisdictions that remain open to examination range from 2015 through 2018. The Company does not believe that that there will be any material changes to unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefit is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$131	$168	$272
Increase related to current year tax positions	1,133	30	20
Decrease due to lapse of statute of limitations	(61)	(67)	(124)
Balance at end of year	$1,203	$131	$168

11.	EQUITY INSTRUMENTS

Equity Incentive Plans

The Company has three equity incentive plans: the 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Second Amended and Restated 2008 Long-Term Incentive Plan (collectively, the “Equity Incentive Plans”). The Second Amended and Restated 2008 Long-Term Incentive Plan is currently the only plan under which new awards may be granted. Under that plan, a variety of equity instruments can be granted to key employees and directors including incentive and nonqualified stock options to purchase shares of the Company’s common stock, restricted stock, restricted stock units or shares of common stock. The 1999 Equity Incentive Plan, the 2000 Equity Incentive Plan and the Second Amended and Restated 2008 Long-Term Incentive Plan authorize up to 1,000, 5,600 and 7,400 shares of common stock, respectively, for issuance. At December 31, 2018, the Second Amended and Restated 2008 Long-Term Incentive Plan had 2,694 shares available for grant. As provided in the Merger Agreement, the Company will not issue or authorize any new grants until the effective time of the Merger.

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

The following table summarizes the Company’s stock option activity for 2016, 2017 and 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	726	$12.60
Granted	140	20.94
Exercised	(286)	9.65
Forfeited/expired	(3)	20.94
Outstanding, December 31, 2016	577	16.04
Granted	0	0
Exercised	(271)	15.76
Forfeited/expired	0	0
Outstanding, December 31, 2017	306	16.28
Granted	0	0
Exercised	(101)	19.16
Forfeited/expired	(1)	20.94
Outstanding, December 31, 2018	204	$14.83	2.50	$5,931
Exercisable at December 31, 2018	159	$13.12	2.07	$4,903
Vested and expected to vest at December 31, 2018	203	$14.79	2.49	$5,900

The Company recorded compensation expense of $313, $884 and $1,072, in the accompanying consolidated statements of operations for 2018, 2017 and 2016, respectively, for stock option awards. No options were granted in 2018 and 2017. The weighted-average grant date fair value of stock options granted in 2016 was $5.99. The total intrinsic value of stock options exercised in 2018, 2017 and 2016 was $2,615, $8,660 and $5,727, respectively.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

2016
Expected dividend yield	3.29%
Expected volatility	43.53%
Risk-free interest rate	1.62%
Expected life (in years)	4.50

In 2018, 2017 and 2016, the Company authorized the issuance of 33, 14 and 27 fully vested shares of common stock, respectively, as compensation to the Board of Directors resulting in compensation expense of $1,040, $700 and $700, respectively. In addition, in 2018 and 2017, the Company issued 3 and 1 shares of common stock, respectively, to consultants for services resulting in expense of $100 and $20, respectively.  No shares were issued to consultants during 2016.

The Company has issued restricted stock to employees generally with vesting terms ranging from two to four years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity for 2016, 2017 and 2018:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	276	$17.05
Granted	84	21.02
Vested	(139)	12.40
Forfeited	(5)	19.91
Nonvested, December 31, 2016	216	21.51
Granted	140	35.11
Vested	(120)	14.93
Forfeited	(4)	31.23
Nonvested, December 31, 2017	232	32.96
Granted	122	51.74
Vested	(116)	25.45
Forfeited	(7)	40.93
Nonvested, December 31, 2018	231	$46.36	$10,193

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

The following table summarizes the restricted stock unit activity for 2016, 2017 and 2018:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested, January 1, 2016	313	$14.92
Granted	161	26.59
Vested	(190)	12.54
Forfeited	(3)	20.39
Nonvested, December 31, 2016	281	23.18
Granted	73	35.75
Performance factor adjustment	34	17.56
Vested	(155)	18.92
Forfeited	(1)	20.52
Nonvested, December 31, 2017	232	29.20
Granted	83	31.30
Performance factor adjustment	89	20.52
Vested	(178)	20.52
Forfeited	(2)	29.70
Nonvested, December 31, 2018	224	$33.41	$9,841

 The Company recorded compensation expense of $8,851, $9,319 and $5,198 in the accompanying consolidated statements of operations for 2018, 2017 and 2016, respectively, in connection with the issuance of restricted stock and restricted stock units. As of December 31, 2018, the Company expects 228 shares of restricted stock and 221 restricted stock units to vest.

As of December 31, 2018, there was $8,738 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1 year. The total unrecognized compensation expense will be fully charged to expense through the fourth quarter of 2021.

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a qualified tax deferred defined contribution retirement plan (the “Plan”). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. The Company matched 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and the Company’s contribution. The Company’s contributions in 2018, 2017 and 2016 were $1,111, $965 and $892, respectively.

13.	RETURNS RESERVE

Following is an analysis for the returns reserve which is included as other accrued expenses and current liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$868	$740	$870
Impact of change in accounting policy (Note 2)	55	0	0
Provision for estimated returns	18,287	19,011	14,929
Actual returns	(18,445)	(18,883)	(15,059)
Balance at end of year	$765	$868	$740

14.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Year
(In thousands, except per share amounts)
2018:
Revenue	$210,930	$191,311	$159,255	$129,543	$691,039
Gross margin	$112,279	$102,940	$83,245	$67,340	$365,804
Net income	$2,803	$26,136	$15,994	$13,660	$58,593
Basic income per common share	$0.09	$0.88	$0.54	$0.46	$1.98
Diluted income per common share	$0.09	$0.87	$0.54	$0.46	$1.95
2017:
Revenue	$212,677	$194,894	$158,149	$131,237	$696,957
Gross margin	$114,447	$105,797	$85,792	$69,711	$375,747
Net income	$7,484	$24,435	$15,027	$10,926	$57,872
Basic income per common share	$0.25	$0.82	$0.50	$0.36	$1.93
Diluted income per common share	$0.25	$0.80	$0.49	$0.36	$1.90

The sum of the quarterly basic and diluted per share amounts may not equal amounts reported for the year. This is due to the effects of rounding and changes in weighted average shares outstanding for each period.

INDEX TO EXHIBITS

No.	Description

2.1

Agreement and Plan of Merger by and among Tivity Health, Inc., Sweet Acquisition, Inc. and Nutrisystem, Inc., dated as of December 9, 2018, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on December 10, 2018.

2.2

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

No.	Description
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

10.32

Cooperation Agreement, dated October 23, 2018, by and among Nutrisystem, Inc., Legion Partners Asset Management, LLC and the other parties named therein, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on October 25, 2018.

21.1	Subsidiaries of Nutrisystem, Inc.

23.1	Consent of KPMG LLP.

No.	Description
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrisystem, Inc.

By:	/S/ DAWN M. ZIER
Dawn M. Zier, President and
Chief Executive Officer

Dated:  February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capabilities indicated.

BY:	/S/ DAWN M. ZIER	February 26, 2019
Dawn M. Zier
President and Chief Executive Officer and Director

BY:	/S/ MICHAEL P. MONAHAN	February 26, 2019
Michael P. Monahan
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

BY:	/S/ ROBERT F. BERNSTOCK	February 26, 2019
Robert F. Bernstock
Director

BY:	/S/ PAUL GUYARDO	February 26, 2019
Paul Guyardo
Director

BY:	/S/ MICHAEL J. HAGAN	February 26, 2019
Michael J. Hagan
Chairman, Director

BY:	/S/ PATRICIA HAN	February 26, 2019
Patricia Han
Director
BY:	/S/ JAY HERRATTI	February 26, 2019
Jay Herratti
Director

BY:	/S/ BENJAMIN A. KIRSHNER	February 26, 2019
Benjamin A. Kirshner
Director
BY:	/S/ MICHAEL D. MANGAN	February 26, 2019
Michael D. Mangan
Director

BY:	/S/ BRIAN P. TIERNEY	February 26, 2019
Brian P. Tierney
Director

BY:	/S/ ANDREA WEISS	February 26, 2019
Andrea Weiss
Director