Form 10-K/A
period 2018-12-31
NUTRI SYSTEM INC /DE/
filed 2019-02-28
CIK 1096376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

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

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of February 20, 2019: 29,496,499 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Nutrisystem, Inc.

PART III

i

EXPLANATORY NOTE

Nutrisystem, Inc. (the “Company”, “Nutrisystem”, “we”, or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2019. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended solely to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

OUR BOARD OF DIRECTORS

Our Directors

The current members of our Board are set forth below. Eight of our current Board members (i.e., Messrs. Guyardo, Hagan, Herratti, Kirshner and Mangan and Mses. Han, Weiss and Zier) were first elected to our Board in 2012 or later. Each of the directors set forth below is serving a term set to expire at the Company’s 2019 Annual Meeting of Stockholders, and each possesses particular experiences, qualifications, attributes and skills, summarized below, to provide meaningful input and guidance to our Board and our management.

Robert F. Bernstock, 68, has served on our Board since December 2005. Since July 2017, Mr. Bernstock has served as President and Chief Executive Officer of Realtime Media LLC, a digital marketing services firm. From July 2010 until June 2017 Mr. Bernstock was self-employed as an independent consultant and board member for consumer products companies. Mr. Bernstock previously served as President of the Mailing and Shipping Services division of the United States Postal Service from June 2008 to June 2010. Prior to that, Mr. Bernstock served as Chairman and Chief Executive Officer of SecureSheet Technologies, a private software company, from September 2006 to May 2008, President and Chief Operating Officer of The Scotts Miracle-Gro Company, a marketer of branded consumer lawn and garden products, from October 2005 through September 2006, and President of North America for The Scotts Miracle-Gro Company from May 2003 to September 2005. He was a Senior Vice President and General Manager of The Dial Corporation, a manufacturer of personal-care and household-cleaning products, during 2002 and 2003. Mr. Bernstock was President and Chief Executive Officer and a director of Vlasic Foods International, a manufacturer and marketer of convenience food products, from 1998 to 2001. Prior to that, he held various management positions with Campbell Soup Company from 1985 to 1998, including as Executive Vice President (1997-1998), President of the U.S. Grocery Division (1996-1997), and President of the International Grocery Division (1993-1996). Mr. Bernstock has served as a director of The Pantry, Inc. (Nasdaq: PTRY) from October 2005 until March 2014, and he also serves as a director of a number of private companies, including City Barbeque and Encap.

Our Board believes that Mr. Bernstock is qualified to serve on our Board based on the breadth and diversity of his executive leadership experience and marketing experience, as well as his extensive corporate experience in working with diverse boards of directors and overseeing management. This background has provided him with a collection of corporate best practices and strategies to help inform our Board’s general corporate decision-making.

Paul Guyardo, 57, has served on our Board since June 2012. Mr. Guyardo is currently the President & CEO of Fetch, Inc. (dba Petplan), an industry-leading direct-to-consumer subscription business that provides pet health insurance in North America. From October 2015 to December 2017, Mr. Guyardo served as the Chief Commercial Officer for Discovery Communications, a global media company reaching 3 billion viewers in 220 countries and territories, overseeing $2 billion in revenue and a 550-person division comprised of U.S. Ad Sales, Digital Media and Global Enterprises. From 2005 until 2015, Mr. Guyardo held several executive positions at DIRECTV, the nation’s leading satellite television provider, including Chief Revenue and Marketing Officer (2012-2015), Chief Sales and Marketing Officer (2007-2012), and Chief Marketing Officer (2005-2007). Prior to joining DIRECTV, Mr. Guyardo served in a range of positions in marketing, consumer services, and product management with Kmart Corporation (2004 to 2005), HSN (1996 to 2004), AT&T (1994 to 1996), and Johnson & Johnson (1991 to 1994). He started his career in the advertising industry representing consumer brands such as Noxzema Skin Care, Procter & Gamble, and Frito Lay.

Our Board believes that Mr. Guyardo is qualified to serve on our Board based on his experiencing diverse experience in marketing, consumer services, and product management with some of the U.S.’s most recognizable brands.

Michael J. Hagan, 56, has served on our Board since February 2012 and has been Chairman of the Board since April 2012. Mr. Hagan previously served as the Company’s Chairman and Chief Executive Officer from December 2002 to May 2008, as our non-executive Chairman from May 2008 to November 2008, and as our Lead

Independent Director from February 2012 to April 2012. Mr. Hagan is co-founder and Managing Partner of Hawk Capital Partners. Hawk Capital Partners, founded in December 2014, is a private equity firm focused on lower middle market businesses. From June 2013 until May 2014, Mr. Hagan was the President of LifeShield, Inc., a national, wireless home security system provider, and a subsidiary of DIRECTV, which acquired LifeShield in June 2013. Prior to such acquisition, from December 2009 to May 2013, Mr. Hagan served as Chief Executive Officer, President and Chairman of LifeShield. Previously, Mr. Hagan was the co-founder of Verticalnet Inc., a technology firm that provided supply management software and also created industry marketplaces, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan served as a director of Actua Corporation (Nasdaq: ACTA) from June 2007 to February 2018 and Franklin Square Investment Corp. (NYSE: FSIC) from April 2011 to December 2018. Since December 2018 Mr. Hagan has served as the lead independent director of FS KKR Capital Corp. (NYSE: FSK), formerly Franklin Square Investment Corp., the surviving corporation resulting from the merger between Franklin Square Investment Corp. and Corporate Capital Trust, Inc. (NYSE: CCT) in December 2018. Since May 2017, Mr. Hagan has also served as a trustee of Saint Joseph’s University.

Our Board believes that Mr. Hagan is qualified to serve on our Board based on his extensive knowledge of the business of Nutrisystem, having previously served as Nutrisystem’s Chief Executive Officer, as well as his significant experience as an entrepreneur and senior executive at other public and private businesses.

Patricia Han, 47, has served on our Board since October 2018. Ms. Han has been the Chief Executive Officer of Daily Burn, Inc., a leading fitness tech brand, since June 2017. Daily Burn is an operating business of IAC/InterActiveCorp., or IAC. From 2013 to 2017, Ms. Han served as Chief Product Officer at IAC’s Dotdash (formerly About.com), one of the top 20 largest content publishers on the Internet. In 2012 and 2013, she served as the Senior Vice President of Product Management at WebMD LLC, one of the most trusted health brands on the web. Previously, Ms. Han held senior roles at DailyCandy, LLC, a pioneer in e-mail lifestyle newsletters, where she served as Vice President of Product Development and General Manager of Commerce from 2009 to 2012. Her professional experience includes serving as Vice President of Product Development at a variety of technology start-ups including Vindigo, Inc. (2000 to 2006) and Rave Wireless Inc. (2006 to 2007), and as Senior Web Producer for Juno Online Services (1998 to 2000). Ms. Han is credited with building some of the first widely-adopted mobile applications, including those for The New York Times and MapQuest. She earned her Bachelor of Arts in 1993 from Cornell University.

Our Board believes that Ms. Han is qualified to serve on our Board based on her extensive digital media and consumer-facing technology experience.

Jay Herratti, 52, has served on our Board since April 2013. Since May 2014, Mr. Herratti has served as the Executive Director of TEDx, a global event and digital media platform formed to discover “ideas worth spreading” and supported by the private non-profit Sapling Foundation. From September 2004 to May 2012, Mr. Herratti held various positions with IAC including as the Chief Executive Officer of CityGrid Media, LLC, an online media company that connected web and mobile publishers with local advertisers, from April 2007 to April 2012. CityGrid Media owned and operated leading consumer websites Urbanspoon, Citysearch and InsiderPages, as well as CityGrid, a local content and advertising network. From September 2004 to April 2007, Mr. Herratti served in several positions while at IAC, including SVP Strategic Planning, Chief Executive Officer of Evite, Interim Chief Executive Officer of IAC Advertising Solutions, and SVP Strategy for Home Shopping Network. Prior to joining IAC, Mr. Herratti held the position of SVP e-Business Strategy and Development for Federated Department Stores and, prior to that, he held senior positions with The Boston Consulting Group and GE Capital. Mr. Herratti has a B.S. in Business & Management from the University of Maryland at College Park, and an MBA from INSEAD in Fontainbleu, France.

Our Board believes Mr. Herratti is qualified to serve on our Board based on his extensive experience in digital and Internet-based businesses.

Benjamin A. Kirshner, 40, has served on our Board since October 2018. Since January 1, 2019, Mr. Kirshner has served as Chairman of the Board of Elite SEM Inc. (“Elite SEM”), a digital marketing agency which he founded in 2004. Since its founding until December 2018 he served as Elite SEM’s Chief Executive Officer. Under his guidance, Elite SEM has grown to over 500 employees, has more than 800 clients and manages over $1 billion in advertising spend. Mr. Kirshner also is the founder of CoffeeForLess.com, Inc., an e-commerce coffee company which he founded in 1998. Mr. Kirshner began his career in 2000 as an account executive with 24/7 Media Inc., a digital technology company. From 2001 to 2004, he served as an account executive at Send Traffic, Inc., a performance focused, interactive marketing firm specializing in full service search marketing and pay-per-click management services. From 2006 to 2016, Mr. Kirshner served as an adjunct professor at New York University, teaching courses on search and digital marketing strategies. He sits on the board of directors of several nonprofit organizations. Mr. Kirshner earned his Bachelor in Business Administration in 2000 from George Washington University.

Our Board believes that Mr. Kirshner is qualified to serve on our Board based on his thought leadership in the digital marketing industry, with more than 15 years of experience working with Fortune 1000 brands.

Michael D. Mangan, 62, has served on our Board since July 2015. Since March 2010, Mr. Mangan has been retired. Until its acquisition by Stanley Black & Decker, Inc. (formerly The Stanley Works) in March 2010, Mr. Mangan served as The Black & Decker Corporation’s Senior Vice President and President–Worldwide Power Tools and Accessories (from September 2008 until March 2010) and its Senior Vice President and Chief Financial Officer (from January 2000 to September 2008). From November 1994 until November 1999 he served as the Executive Vice President & Chief Financial Officer of The Ryland Group, Inc. From August 1981 to November 1994, Mr. Mangan served in several positions while at General Motors Corporation and its subsidiary, General Motors Acceptance Corporation, including as Executive Vice President and Group Chief Financial Officer. He currently serves as the lead independent director of McCormick & Company, Incorporated (NYSE: MKC), on the Board of Directors and Audit Committee of The Baltimore Life Companies and previously served on the Board of Directors of Dunbar Armored, Inc. until August 2018. Mr. Mangan has a Bachelor of Mechanic Engineering from Kettering University (General Motors Institute) and an MBA from Dartmouth College’s Amos Tuck School of Business Administration.

Our Board believes that Mr. Mangan is qualified to serve on our Board based on his extensive executive leadership and corporate experience, as well as his substantial financial and accounting expertise in connection with his past services as the chief financial officer of public companies.

Brian P. Tierney, 62, has served on our Board since February 2003. Since September 2010, Mr. Tierney has served as the Chairman and Chief Executive Officer of Brian Communications, a strategic communications firm. From September 2010 to June 2017, Mr. Tierney also served as the Chief Executive Officer of Realtime Media LLC, a digital marketing services firm. Prior to that, Mr. Tierney was the Publisher of the Philadelphia Inquirer and Daily News and Chief Executive Officer of its parent company, Philadelphia Media Holdings LLC, from June 2006 and August 2006, respectively, until October 2010. In February 2009, Philadelphia Newspapers LLC, a subsidiary of Philadelphia Media Holdings LLC, filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. Mr. Tierney previously served as Chairman and Chief Executive Officer of Tierney Holdings LLC, a private investment firm from 2005 to 2006. From 2004 to 2005, he served as Vice Chairman of Advanta Corp., a financial services company that served the small business market. Prior to that, he was the founding partner of T2 Group, a public relations firm, from 2003 until it was sold to Advanta Corp. in 2004. Mr. Tierney currently serves on the Board of Directors of Republic First Bancorp. Inc. (Nasdaq: FRBK). Mr. Tierney also serves on a variety of civic, educational and charitable boards of directors.

Our Board believes that Mr. Tierney is qualified to serve on our Board based on his extensive corporate leadership background, having served as chief executive officer of several businesses, as well as his significant marketing experience.

Andrea M. Weiss, 63, has served on our Board since March 2013. She is the founder and current President and Chief Executive Officer of Retail Consulting, Inc., a boutique consulting firm specializing in retail and consumer brands, and has served as its President and Chief Executive Officer since its formation in October 2002. In January 2014, Ms. Weiss also co-founded and is currently the Managing Member of The O Alliance LLC, a new branch of Retail Consulting, Inc., which provides consulting services with respect to omni-channel retailing. She has extensive specialty retail experience having served in several senior executive positions with dELiA*s Inc., The Limited, Inc., Intimate Brands, Inc., Guess, Inc., and Ann Taylor Stores, Inc. Ms. Weiss currently serves on the boards of directors of Cracker Barrel Old Country Store, Inc. (Nasdaq: CBRL) and RPT Realty (NYSE: RPT). Previously, Ms. Weiss served on the boards of directors of Chico’s FAS, Inc. from 2009 to 2018, The Pep Boys—Manny, Moe & Jack from

2013 to 2016, Grupo Cortefiel from 2006 to 2007, GSI Commerce, Inc. from 2006 to 2011, eDiets.com, Inc. from 2004 to 2009 and Brookstone, Inc. from 2002 to 2005. Ms. Weiss also serves on several private advisory boards. In 2016, Ms. Weiss was named by the National Association of Corporate Directors (NACD) as one of America’s Top 100 Directors and in 2017 Ms. Weiss achieved NACD Leadership Board Fellowship status, the highest credential awarded for independent board members.

Our Board believes that Ms. Weiss is qualified to serve on our Board based on her extensive corporate background in marketing and brand development, specifically in the diet industry, her public company board experience, and the recognition she has received from NACD as a leading independent director.

Dawn M. Zier, 53, has served as our President and Chief Executive Officer and as a member of our Board since November 2012. Before joining us, Ms. Zier served as the President of International at The Reader’s Digest Association, Inc., a global media and direct marketing company (the “Reader’s Digest Association”), from April 2011 until November 2012, and as an Executive Vice President of the Reader’s Digest Association, from February 2011 until November 2012. From October 2009 to April 2011, Ms. Zier served as President, Europe of the Reader’s Digest Association. Prior to serving in these roles, Ms. Zier served as the President of Global Consumer Marketing for the Reader’s Digest Association from June 2008 to October 2009 and as the President and Chief Executive Officer of Direct Holdings U.S. Corp., a marketer of audio and video products and at such time a subsidiary of the Reader’s Digest Association, from June 2009 to October 2009. From August 2005 to June 2008, Ms. Zier served as the President of North American Consumer Marketing for the Reader’s Digest Association. In February 2013, RDA Holdings, Co., the holding company and parent of Reader’s Digest Association, filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. Ms. Zier currently serves on the board of Spirit Airlines (Nasdaq: SAVE), joining in 2015, and the board of The Hain Celestial Group (Nasdaq: HAIN), joining in 2017. Ms. Zier served on the Velo Holdings Inc. Board of Directors from 2015 to 2016, Marketing Edge’s Board of Trustees from 2010 to 2012, and the Direct Marketing Association’s Board of Directors from 2008 to 2015.

Our Board believes that Ms. Zier is qualified to serve on our Board based on her extensive management leadership experience, which has provided Ms. Zier with significant knowledge of sound corporate governance practices, as well as her intimate knowledge of the business and affairs of Nutrisystem, as its Chief Executive Officer.

Corporate Governance—Board and Committees

Our Board is responsible for the supervision of our overall affairs. Our Board met on 19 occasions during the year ended December 31, 2018. Regularly scheduled executive sessions of the Board’s independent directors were held as well. Each of our directors attended at least 75% of all Board and applicable committee meetings during 2018. Directors are encouraged to attend the annual stockholders meeting. All of our directors attended our 2018 Annual Meeting of Stockholders.

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information regarding the members of each committee and their responsibilities is set forth below under “Board Committees.”

Stockholders and other interested parties may write to the Board, any director, any of the committee chairs or the independent directors as a group at: c/o Secretary, Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034. In addition, stockholders may also communicate by e-mail with our independent directors as a group by sending their correspondence to: nonmanagementdirectors@nutrisystem.com.

Board Leadership Structure and Risk Oversight

The Company seeks to maintain an appropriate balance between management and the Board. Our Board does not have a policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer. Our Board believes that it is important to retain the flexibility to combine or separate the responsibilities of the offices of Chairman of the Board and Chief Executive Officer, as from time to time it may be in the best interests of the Company.

In April 2012, the Board named Mr. Hagan as Chairman. The Board believes that presently it is in the best interests of the Company that the positions of Chairman of the Board and Chief Executive Officer are separate. This policy allows the Chief Executive Officer to focus primarily on leading the day-to-day operations of the Company while the Chairman can focus on leading the Board in the performance of its duties. The Board acknowledges that there may be circumstances in the future when it is in the best interests of the Company to combine the positions of Chairman of the Board and Chief Executive Officer.

The Board is obligated to conduct periodic executive sessions of the directors without those directors who are also executive officers of the Company. These directors shall designate one director to preside at each session, although it need not be the same director at each session. The Chairman of the Board, as long as he or she is not a member of management, will chair these meetings. Our Board conducts at least one executive session at each of its quarterly Board meetings.

Management regularly reports on any potential material risks to the Company at each quarterly Audit Committee and Board meeting. Our Chief Executive Officer and Chief Financial Officer provide these reports on a routine basis. Management reports regularly to the full Board, which also considers the Company’s risk factors. While the Board oversees the Company’s risk management, Company management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Compensation of Directors

The following table provides information regarding compensation for our non-employee directors for the fiscal year ended December 31, 2018, which reflects the directors’ fees and stock awards described below. The table does not include reimbursement of travel expenses related to attending Board and Board committee meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1) (2)	Total
Robert F. Bernstock	$72,500	$130,002	$202,502
Paul Guyardo	$62,500	$130,002	$192,502
Patricia Han	$9,500	$64,997	$74,497
Michael J. Hagan	$100,000	$130,002	$230,002
Jay Herratti	$60,000	$130,002	$190,002
Benjamin A. Kirshner	$9,500	$64,997	$74,497
Michael D. Mangan	$75,000	$130,002	$205,002
Brian P. Tierney	$68,500	$130,002	$198,502
Andrea M. Weiss	$60,000	$130,002	$190,002

(1)

The values reported in the Stock Awards column reflect (i) grants to each of our non-employee directors except Mr. Kirshner and Ms. Han of 4,114 shares of fully vested Company common stock, $0.001 par value (“Common Stock”) on May 9, 2018 in connection with our 2018 Annual Meeting of Stockholders and (ii) grants on October 29, 2018 to each of Mr. Kirshner and Ms. Han of 1,972 shares of fully vested Common Stock in connection with their appointments to the Board on October 23, 2018. These values were calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (“FASB ASC 718”).

Employee directors do not receive any additional compensation for their service as directors. The compensation earned by Ms. Zier, as President and Chief Executive Officer, for 2018 is included in Executive Compensation below under the heading “Summary Compensation Table,” and her outstanding equity awards are included below under the heading “Outstanding Equity Awards at Fiscal Year-End Table.”

Non-employee director compensation is determined by the independent members of our Board, acting on the recommendation of the Compensation Committee. The Board intends to set director compensation at levels competitive with director compensation programs at companies of comparable size, industry, and scope of operations, in order to ensure directors are paid competitively for their time commitment and responsibilities. Providing a competitive compensation package for non-employee directors enables us to attract and retain highly-qualified directors who are critical to our long-term success.

On an annual basis, typically in the first quarter of the year, the Compensation Committee reviews a competitive analysis of non-employee director compensation levels and program structure prepared by its independent consultant, Frederic W. Cook & Co., Inc. (“FW Cook”). Competitive comparisons are made against the same peer group that is used for executive compensation comparisons. The peer group used in the 2018 review is listed in the Compensation Discussion and Analysis section on page 10. Findings from this review indicated our non-employee director compensation program design and structure reflected best practices, but that our non-employee director compensation levels were below median. With advice from FW Cook, the Compensation Committee recommended, and the Board approved, an increase in the annual equity grant value to each of our non-employee directors to bring total non-employee director compensation closer to median. No changes were made to the other elements of the program.

The Compensation Policy for Non-Employee Directors for 2018, as effective May 1, 2018, is outlined in the following table:

Compensation	2018 Compensation Policy for Non- Employee Directors
Annual Board Cash Retainer	$50,000
Additional Cash Retainer for Non-Executive Chairman of the Board	$50,000
Additional Cash Retainers for Committee Members (Non-Chair) • Audit • Compensation • Nominating & Corporate Governance	$10,000 $7,500 $5,000
Additional Cash Retainers for Committee Chairs • Audit • Compensation • Nominating & Corporate Governance	$25,000 $17,500 $11,000
Annual Equity Award	$130,000 in immediately vested Common Stock, subject to one-year transfer restriction (1) (2)
Director Stock Ownership Guidelines	5x annual cash retainer

(1)	Non-employee directors other than Mr. Kirshner and Ms. Han, who did not join the Board until October 23, 2018, received this grant on the date of the 2018 Annual Meeting of Stockholders.

(2)

Mr. Kirshner and Ms. Han joined the Board on October 23, 2018, and on October 29, 2018 each received a pro-rata grant of 1,972 shares of fully vested Nutrisystem Common Stock having a grant date fair value of $64,997. Such shares are subject to a trading restriction due to expire on October 29, 2019.

Stock Ownership Guidelines

We maintain stock ownership guidelines that prohibit sales of our stock by our non-employee directors if those sales would cause the value of a director’s stock holdings to fall below five times such director’s annual cash retainer. Similar guidelines apply to our named executive officers (“NEOs”) (but with ownership thresholds adapted to their positions) and are discussed further below in the Compensation Discussion and Analysis, under the heading “Stock Ownership Guidelines.”

Board Committees

Audit Committee. The Audit Committee was established by the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s consolidated financial statements and the Company’s internal control over financial reporting.

The members of the Audit Committee are Michael D. Mangan (Chairman), Jay Herratti and Andrea M. Weiss. In the opinion of the Board, all of the members of the Committee meet the Nasdaq and SEC independence requirements. The Board has determined that the Audit Committee Chairman, Mr. Mangan, qualifies as an Audit Committee Financial Expert as defined by the rules of the SEC in Item 407(d)(5) of Regulation S-K. For the relevant experience of Mr. Mangan that qualifies him as an audit committee financial expert, please see his biographical information in “Our Board of Directors—Our Directors.”

The Audit Committee operates under a charter adopted by the Board that governs its responsibilities. Copies of the Audit Committee charter can be obtained free of charge from the Company’s website, www.nutrisystem.com, or by contacting the Company to the attention of the Secretary at our offices at Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034. The Audit Committee appoints the Company’s independent registered public accounting firm, oversees its independence and monitors the integrity of the Company’s financial reporting process and system of internal controls. The Audit Committee meets at least quarterly with the Company’s principal financial and accounting officers and independent registered public accounting firm to review the scope of auditing procedures, the Company’s policies relating to generally accepted accounting principles, and to discuss results of the quarterly reviews and the annual audit of the Company’s consolidated financial statements and internal control over financial reporting.

The Audit Committee met four times in 2018.

For information on audit fees, see “Independent Registered Public Accounting Firm.”

Compensation Committee. The members of the Compensation Committee are Robert F. Bernstock (Chairman), Paul Guyardo and Brian P. Tierney.

The Compensation Committee has responsibility for administering and approving annually all elements of compensation for the Company’s NEOs. It also reviews and approves the Company’s incentive compensation plans and equity-based plans. The Compensation Committee also advises and makes recommendations to the Board on non-employee director compensation. The Compensation Committee has the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Compensation Committee may deem appropriate in its sole discretion. In addition, the Compensation Committee may, on occasion, approve a pool of equity grants and delegate the authority to the Chief Executive Officer to issue such awards to employees, other than herself, and consultants. The Compensation Committee reports to stockholders on executive compensation items as required by the SEC. In the opinion of the Board, all of the members of the Compensation Committee meet the Nasdaq independence requirements. See “Executive Compensation” for additional information with respect to the role of our Compensation Committee.

The Compensation Committee operates under a formal charter adopted by the Board that governs its responsibilities. Copies of the Compensation Committee charter can be obtained free of charge from the Company’s website, www.nutrisystem.com, or by contacting the Company to the attention of the Secretary at our offices at Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034.

The Compensation Committee met five times in 2018.

Compensation Committee Interlocks and Insider Participation. During 2018 and as of the date of this Form 10-K/A, none of the members of the Compensation Committee was or is an officer or employee of the Company, and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company’s Compensation Committee or Board.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Brian P. Tierney (Chairman), Paul Guyardo and Robert F. Bernstock.

The Nominating and Corporate Governance Committee is responsible for recommending to the Board the structure and operations of the Board and the responsibilities, structure and operation of each Board committee. Additionally, the Nominating and Corporate Governance Committee recommends qualified candidates to the Board for election as directors, including the slate of directors that the Board proposes for election by stockholders at annual meetings. The Nominating and Corporate Governance Committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background, their array of talents and perspectives, and their gender, racial background, religion, and ethnicity. The Nominating and Corporate Governance Committee identifies candidates through a variety of means, including recommendations from members of the Board and suggestions from our management, including our Chief Executive Officer. In addition, the Nominating and Corporate Governance Committee considers candidates recommended by third parties, including stockholders. The Nominating and Corporate Governance Committee gives the same consideration to candidates recommended by stockholders as those candidates recommended by members of our Board. Stockholders wishing to recommend director candidates for consideration by the Nominating and Corporate Governance Committee may do so by writing to our Secretary at our offices at Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034 and giving the recommended candidate’s name, biographical data and qualifications.

The Nominating and Corporate Governance Committee operates under a formal charter adopted by the Board that governs its responsibilities. Copies of the Nominating and Corporate Governance Committee charter can be obtained free of charge from the Company’s website, www.nutrisystem.com, or by contacting the Company to the attention of the Secretary at our offices at Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034.

The Nominating and Corporate Governance Committee met four times in 2018.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our Common Stock file reports of their ownership with the SEC. Based solely on our review of our records and other publicly available information, during the year ended December 31, 2018, all of the Company’s directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements.

Code of Conduct

The Board has adopted a Code of Conduct which outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The Code of Conduct applies to our directors as well as our employees, including senior financial officers. Every officer and other managerial employee is required to read the Code of Conduct annually. A copy of the Code of Conduct will be supplied free of charge by submitting a request to our Secretary, Nutrisystem, Inc., Fort Washington Executive Center, 600 Office Center Drive, Fort Washington, Pennsylvania 19034. A copy of the Code of Conduct is also available on the investor relations section of our website, www.nutrisystem.com.

In the event that we make any amendment to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, and that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefor on our website, www.nutrisystem.com, within four business days of the date of the amendment or waiver.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This Compensation Discussion and Analysis focuses on the compensation of NEOs for 2018, who were:

•	Our President and Chief Executive Officer, Dawn M. Zier

•	Our Chief Marketing Officer, Keira Krausz

•	Our Chief Financial Officer, Michael P. Monahan

Executive Summary

Impact of the Merger Agreement

On December 9, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tivity Health, Inc. (“Tivity Health”), a Delaware corporation, and Sweet Acquisition, Inc. (“Merger Sub”), a newly-formed Delaware corporation and a direct, wholly-owned subsidiary of Tivity Health, pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct, wholly-owned subsidiary of Tivity Health. Except as otherwise provided in the Merger Agreement, each share of the Company’s Common Stock, outstanding as of the completion of the Merger will be converted into the right to receive (i) $38.75 in cash (the “Cash Consideration”) and (ii) 0.2141 shares of Tivity Health common stock (the “Exchange Ratio”) (the sum of the consideration listed in clauses (i) and (ii), the “Merger Consideration”). The transaction is expected to close in the first quarter of 2019, subject to customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the shares of the Company’s Common Stock outstanding and entitled to vote on the proposal at a special meeting to be held for such purpose. The Board has fixed the close of business on January 23, 2019, as the record date (the “Record Date”) for determination of the stockholders entitled to vote at the special meeting or any adjournment or postponement thereof. Only stockholders of record at the Record Date are entitled to notice of, and to vote at, the special meeting or any adjournment or postponement thereof. The special meeting is scheduled to be held on March 5, 2019.

At completion of the Merger, each option to purchase shares of Company Common Stock that is outstanding immediately prior to the effective time (each, a “Company Stock Option”) and is vested as of immediately prior to the effective time will be canceled and converted as of the effective time into the right to receive in respect of each Net Option Share, if any, subject to such Company Stock Option, an amount in cash equal to the Merger Consideration, except that each Company Stock Option with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration. “Net Option Share” means, with respect to a Company Stock Option, the quotient obtained by dividing (i) the product obtained by multiplying (A) the excess, if any, of the Merger Consideration over the exercise price per share of Company Common Stock subject to such Company Stock Option immediately prior to the effective time and (B) the number of shares of Company Common Stock subject to such Company Stock Option immediately prior to the effective time by (ii) the Merger Consideration.

At completion of the Merger, each award of restricted shares of Company Common Stock that is outstanding immediately prior to the effective time (each, a “Company Restricted Stock Award”) will be assumed by Tivity Health and converted, as of the effective time, into an award of shares of restricted Tivity Health common stock subject to vesting, repurchase or other restrictions with the same terms and conditions as applied to each such Company Restricted Stock Award immediately prior to the effective time (including terms relating to vesting protection and the payout of accrued and future dividends (if any) or other distribution equivalents), and relating to the number of shares of Tivity Health common stock equal the product of (x) the number of shares of Company Common Stock that were subject to such Company Restricted Stock Award immediately prior to the effective time, multiplied by (y) the sum of (i) the Exchange Ratio, plus (ii) the quotient of (A) the Cash Consideration, divided by (B) the stock price of Tivity Health common stock at the closing (“the Tivity Health Closing Stock Price”), rounded to the nearest one thousandth, with the result rounded to the nearest whole number of shares of Tivity Health common stock.

At completion of the Merger, each award of performance-based restricted stock units with respect to shares of Company Common Stock (A) designated as a “Special 2016 Performance-Based Restricted Stock Unit” (each, a “2016 SPRSU”), (B) granted with respect to the 2017-2018 performance period (each, a “2017 PRSU”) or (C) granted with respect to the 2018-2019 performance period (each, a “2018 PRSU”), in each case, that is outstanding immediately prior to the effective time will, by virtue of the Merger and without further action on the part of the holder thereof, be assumed by Tivity Health and converted, as of the effective time, into a time-vesting restricted stock unit award covering a number of shares of Tivity Health common stock equal to the product of (i) either (x) for each 2017 PRSU, the number of shares that may be earned under such award based on actual performance as of immediately prior to the effective time relative to the previously established performance metrics applicable thereto as determined by the Nutrisystem Board (or an authorized committee thereof) prior to the effective time, or (y) for each 2016 SPRSU or 2018 PRSU, the maximum number of shares of Company Common Stock that may be earned under such awards as of immediately prior to the effective time, assuming maximum performance levels were achieved, multiplied by (ii) the sum of (a) the Exchange Ratio, plus (b) the quotient of (1) the Cash Consideration, divided by (2) the Tivity Health Closing Stock Price, rounded to the nearest one thousandth, with the result rounded to the nearest whole number of shares of Tivity Health common stock. Each assumed performance unit award will continue to have, and will be subject to, the same terms and conditions as applied to the corresponding underlying award, as the case may be, immediately prior to the effective time (including terms relating to vesting protection and the payout of accrued and future dividends (if any) or other distribution equivalents, and other than with respect to performance metrics thereunder).

The discussion that follows summarizes our compensation practices and policies for 2018. Except where specifically noted, these compensation practices and policies reflect our practices and policies prior to the announcement of the Merger. Pursuant to the terms of the Merger Agreement, we are generally contractually limited in our ability to modify our compensation practices and policies.

Performance Highlights

Key financial highlights for 2018 include:

•	Total revenue (“Revenue”) was $691.0 million in 2018 compared to $697.0 million in 2017.

•	Gross margin was 52.9% compared to 53.9%.

•

Net income was $58.6 million (including approximately $3.6 million of certain after-tax transaction expenses and $1.1 million of additional tax expense due to additional analysis of and changes to interpretations of the tax reform act) compared to $57.9 million.

•	Adjusted earnings before interest, taxes, depreciation, amortization, non-cash employee compensation and certain transaction costs (“Adjusted EBITDA”) was $104.1 million compared to $109.4 million.

•

GAAP diluted earnings per share (“EPS”) grew to $1.95 (including approximately $0.12 of certain after-tax transaction expenses and $0.04 of additional tax expense due to additional analysis of and changes to interpretations of the tax reform act) from $1.90 in 2017.

•	In 2018, the Company returned $30 million in cash to stockholders via dividends.

•	The Company repurchased $26 million worth of shares of Common Stock in 2018.

•	Cash, cash equivalents and short-term investments grew to $81.3 million from $72.2 million.

Executive Compensation Highlights

Our executive compensation program is designed with a “pay-for-performance” philosophy and includes the following elements: base salary, annual cash bonus opportunity, and equity-based long-term incentives (“LTIs”). Each NEO’s 2018 total direct compensation (“TDC”) includes variable elements, a significant portion of which is equity-based LTI compensation, as illustrated in the following charts:

•

Annual Bonus: Based on our Adjusted EBITDA performance (weighted 60%), Revenue performance (weighted 20%), and accomplishment of Strategic Goals (weighted 20%), as each is described below, no bonuses were earned.

•

Long-Term Equity Incentives – 2018 Grants: In January 2018, the Compensation Committee granted LTIs to the NEOs through a combination of performance-based restricted stock units (“PRSUs”) (weighted 50%) and restricted stock awards (“RSAs”) (weighted 50%).

•

2018-2019 PRSUs (“2018 PRSUs”): PRSUs granted in 2018 were designed to be earned from 0 to 200% of the target number of units, based on our adjusted EPS (“Adjusted EPS”) for the two-year period ending December 31, 2019. Earned PRSUs, if any, would vest pro rata based on each participant’s continued employment and would be subject to an additional one-year service-vesting period after the end of the two-year performance period (i.e., paid out on December 31, 2020) See “Impact of the Merger Agreement” and “Employment Agreements” for descriptions of how these PRSUs will be treated in the Merger. This is also described in greater detail in the definitive proxy statement/prospectus filed by the Company on February 4, 2019 in connection with the Merger.

•	Long-Term Equity Incentives – Prior Performance-Based Grants:

•

2017-2018 PRSUs (“2017 PRSUs”): PRSUs granted in 2017 were designed to be earned from 0 to 200% of the target number of units, based on our Adjusted EPS for the two-year period ending December 31, 2018. Earned PRSUs, if any, would vest pro rata based on each participant’s continued employment and would be subject to an additional one-year service-vesting period after the end of the two-year performance period (i.e., paid out on December 31, 2019). Our two-year cumulative Adjusted EPS for 2017-2018 was $4.03, resulting in 200% of the target number of units being earned and subject to the additional one-year service-vesting period. As described in “Impact of the Merger Agreement,” the 2017 PRSUs will be converted to time-vesting Tivity Health restricted stock units. Refer to “Employment Agreements” for descriptions of how these PRSUs will be treated in the Merger. This is also described in greater detail in the definitive proxy statement/prospectus filed by the Company on February 4, 2019 in connection with the Merger.

•

2016-2017 PRSUs: The two-year performance period for the PRSUs granted in 2016 ended December 31, 2017. During that period our Adjusted EPS was $3.18, resulting in 200% of the target number of units being earned and converted to common shares. These units vested pro rata based on each participant’s continued employment and were subject to an additional one-year service-vesting period. These units were settled in common shares on December 31, 2018.

•

Special 2016 Performance-Based Restricted Stock Unit (“2016 SPRSU”): To provide an incentive for the management team to deliver on strategic and operational goals above-and-beyond previously established goals, in December 2016 the Compensation Committee implemented a special PRSU program for certain senior executives including the NEOs. Under this program, participants had the opportunity to earn PRSUs based on achievement of certain three-year cumulative Adjusted EBITDA and non-Nutrisystem branded revenue goals.

Governance Highlights

Our executive compensation practices are intended to be straightforward, transparent and reflective of modern notions of strong corporate governance. Our commitment to strong corporate governance can be understood by reviewing the following list of what we do and do not do:

What We Do:	What We Do Not Do:

✓ The majority of our executive pay granted in 2018 was tied to performance.

✓ Fifty percent of our LTI compensation granted in 2018 was granted in PRSUs, which were designed to vest based on the achievement of pre-established, multi-year performance goals and are subject to an additional one-year service-vesting period.

✓ Our Compensation Committee retains a nationally recognized, independent compensation consultant who provides no other services to the Company.

✓ We require our NEOs and directors to acquire and maintain meaningful ownership of our stock to ensure their interests are closely aligned with the long-term financial interests of our stockholders.

✓ We have a compensation recovery (“clawback”) policy.

✓ We require our NEOs to enter into reasonable non-competition and non-solicitation covenants.

✗ We do not provide golden parachute excise tax or other tax gross-ups.

✗ We do not provide “single-trigger” cash severance upon a change in control.

✗ We do not provide “single-trigger” vesting acceleration in annual equity awards upon a change in control.

✗ We do not pay dividends on unearned PRSUs.

✗We do not provide significant perquisites or supplemental executive retirement plans.

✗ Our equity plans expressly forbid option repricing, and exchange of underwater options for other awards or cash, without stockholder approval.

✗ We prohibit our NEOs and directors from hedging and pledging Company stock.

Consideration of the Most Recent Stockholder Advisory Votes on Executive Compensation

At the 2018 Annual Meeting of Stockholders, more than 96% of all votes cast were in favor of our executive compensation program. The Compensation Committee interprets the overwhelmingly favorable 2018 vote as an endorsement of our compensation programs and practices, and no changes were made to our programs directly because of the 2018 vote outcome. However, the Compensation Committee regularly reviews and refines our compensation practices to seek to ensure that they remain prudent and effective.

Objectives of our Compensation Program

The primary objectives of our compensation programs are to:

•

Attract and retain highly skilled executives. Our compensation philosophy is to provide target TDC opportunities that provide competitive compensation opportunities based upon then-current market data for equivalent positions at similarly-situated companies. Actual compensation earned may be above or below the target level based on performance along the metrics of the incentive compensation programs.

•

Link compensation earned to achievement of the Company’s short-term and long-term financial and strategic goals. The majority of each NEO’s compensation opportunity is variable and tied to the achievement of pre-established performance objectives and/or the performance of our stock.

•

Align the interests of management with those of our stockholders. A substantial portion of NEO compensation is in the form of equity-based incentives, subject to multi-year vesting schedules. In addition, we have robust stock ownership guidelines that require our NEOs to acquire and maintain a meaningful ownership position in our stock.

•

Adhere to high standards of corporate governance. Our program has appropriate balances between fixed and variable, short-term and long-term, and cash and equity components to mitigate compensation-related risks. Our compensation-related policies such as stock ownership guidelines, clawback policy, anti-hedging policy and anti-pledging policy further support strong governance principles.

Compensation Decision-Making Process

Role of Compensation Committee and Management

The Compensation Committee has responsibility for administering and approving annually all elements of compensation for the Company’s NEOs. It also reviews and approves the Company’s incentive compensation plans and equity-based plans.

Management provides input into the design of incentive compensation programs to ensure these programs support the Company’s business objectives and strategic priorities. With respect to performance measures and goals, the annual operating plan initially established by management, but approved by our Board, is an important input into the Compensation Committee’s decision-making process. In addition, our Chief Executive Officer works with the Compensation Committee and its independent consultant to develop recommendations for pay levels for executives other than herself, based on competitive market data, internal fairness between executives, past performance and future potential. Members of the management team attend Compensation Committee meetings, but are not present for executive sessions. The Compensation Committee makes all final decisions with respect to compensation of our NEOs.

Role of Consultants

The Compensation Committee has engaged FW Cook as its independent executive compensation advisor. FW Cook reports directly to the Compensation Committee and does no work for management that is not under the Compensation Committee’s purview. Annually, FW Cook traditionally performs the following services:

•	Reviews the comparative peer group used in competitive pay comparisons and makes recommendations for changes.

•	Conducts a competitive analysis of all elements of target TDC for our NEOs and makes recommendations for changes, as appropriate.

•	Conducts a competitive analysis of our aggregate LTI grant practices, including annual share usage, annual fair value transfer, and potential dilution.

•	Reviews the design and structure of our annual and LTI programs.

A representative of FW Cook attends meetings of the Compensation Committee, as requested, and communicates with the Compensation Committee Chair between meetings. In addition, FW Cook reviewed our non-employee director compensation program, including a competitive analysis of director pay levels and program structure. The Compensation Committee assessed the independence of FW Cook pursuant to SEC rules and Nasdaq listing standards and concluded that no conflicts of interest exist.

Peer Group and Benchmarking in 2017 to Establish 2018 Pay Opportunities

The Compensation Committee selected the companies set forth in the table below as our peer group for the 2017 competitive analysis:

1-800-FLOWERS.COM	Medifast, Inc.	TiVo Inc.
Angie’s List, Inc.	Nature’s Sunshine Products, Inc.	USANA Health Sciences
FTD Companies, Inc.	Nutraceutical Intl. Corp.	WebMD Health Corp.
GrubHub Inc.	Shutterfly, Inc.	Weight Watchers International Inc.

The peer group companies were selected based on their reasonably similar size to us (as defined by annual revenues and market capitalization), their similar customer and/or product profile, and/or their online or direct marketing focus. As of July 31, 2017, when the analysis was conducted, the annual revenues, on a trailing four quarters basis, for these peer group companies ranged from approximately $240 million to $1.2 billion, and the market caps ranged from approximately $239 million to $4.0 billion. Median revenues were $723 million, compared to our revenues of $641 million (we ranked at the 42nd percentile), and median market capitalization was $1.1 billion, compared to our market capitalization of $1.7 billion (we ranked at the 64th percentile).

Consistent with our compensation philosophy, the peer group data was used as input to the Compensation Committee’s decisions on target TDC opportunities for 2018 as the Compensation Committee intended to provide competitive compensation opportunities for our NEOs. At the time of the review, the Company’s total shareholder return from the time Ms. Zier became CEO on November 15, 2012 through July 31, 2017 was over 700%, and the Company had created over $1.4 billion in market capitalization value. Based on the Company’s extraordinary past performance, due in large part to the contributions of the NEOs, the Compensation Committee approved 2018 target TDC opportunities that were meaningfully higher than 2017 target TDC. The majority of the increase for each NEO was in the long-term equity component, to align with shareholder interests, reward the achievement of multi-year performance goals, and better align pay delivery with long-term shareholder value creation.

Peer Group and Benchmarking in 2018 to Establish 2019 Pay Opportunities

During 2018, FW Cook performed an independent review of our peer group to determine whether the peer companies remained reasonable for comparison purposes and to identify potential changes to our peer group. As a result of such review, FW Cook recommended several changes to the Compensation Committee. Two of the peer companies, Nutraceutical Intl. Corp. and WebMD Health Corp., were removed from the peer group as both of them had been acquired. FW Cook then recommended adding five companies to our peer group: Blue Apron, Chef’s Warehouse, e.l.f. Beauty, Etsy and TrueCar, Inc. In addition to meeting the relevant size criteria, these companies were selected because they each have one or more characteristics in common with us, such as online operations, subscription service model, focus on health and wellness, and/or food delivery. Based on FW Cook’s recommendation, the Compensation Committee selected the companies set forth in the table below as our peer group for the 2018 competitive analysis:

1-800-FLOWERS.COM	Etsy	Shutterfly, Inc.
Angie’s List, Inc.	FTD Companies, Inc.	TiVo Inc.
Blue Apron	GrubHub Inc.	TrueCar, Inc.
Chef’s Warehouse	Medifast, Inc.	USANA Health Sciences
e.l.f. Beauty	Nature’s Sunshine Products, Inc.	Weight Watchers International Inc.

As of July 31, 2018, when the analysis was conducted, the annual revenues, on a trailing four quarters basis, for these peer group companies ranged from approximately $278 million to $2.1 billion, and the market caps ranged from approximately $100 million to $11.0 billion. Median revenues were $840 million, compared to our revenues of $692 million (we ranked at the 34th percentile), and median market capitalization was $1.5 billion, compared to our market capitalization of $1.2 billion (we ranked at the 44th percentile).

Consistent with our compensation philosophy in previous years, the peer group data were used as input to the Compensation Committee’s decisions on target TDC opportunities for 2019 as the Compensation Committee traditionally intends to provide competitive compensation opportunities for our NEOs. In October 2018, the Compensation Committee decided to maintain 2019 target TDC for each NEO at the same levels as 2018. However, in light of the Company’s negotiations in connection with, and ultimate execution of, the Merger Agreement with Tivity Health, the Compensation Committee postponed its final decisions on target TDC opportunities for 2019.

Compensation Components

The principal elements of target TDC for our NEOs are base salary, annual cash bonus opportunities, and equity-based, LTI awards. Each of the components is discussed below.

Base Salary

Base salaries provide a minimum level of pay that reflects each NEO’s position and scope of responsibility, individual performance, and future potential, as demonstrated over time. The initial base salary of each NEO is stated in his or her respective employment agreement. Base salaries are re-evaluated annually to determine whether adjustments are appropriate given changes in the market data or in executive responsibilities. Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to changes to the base salary of our NEOs, other than herself. Our Compensation Committee determines and approves any changes to the base salaries of our Chief Executive Officer and our other NEOs.

For 2018, the Compensation Committee increased Ms. Zier’s annual base salary from $800,000 to $875,000 and increased the salaries of both Ms. Krausz and Mr. Monahan from $400,000 to $430,000. These salaries were intended to provide competitive compensation opportunities based upon then-current market data for their respective positions. All such increases were approved at the Compensation Committee’s meeting in October 2017 and became effective on January 1, 2018.

Performance-Based Annual Cash Bonus

Our annual cash bonus program is designed to reward annual accomplishments against pre-established financial goals.

For 2018, each NEO has a target bonus opportunity specified in his or her respective employment agreement. Actual bonuses may be $0 or may range from a threshold of 50% to a maximum of 200% of the target amount, based on achievement of the financial performance goals. Performance below threshold for a particular measure results in no bonus payable with respect to that component.

The 2018 threshold, target and maximum cash bonus opportunities for the NEOs are set forth in the table below:

Name	Threshold (50% of Target)	Target (100%)	Maximum (200% of Target)
Dawn M. Zier	$437,500	$875,000	$1,750,000
Keira Krausz	$161,250	$322,500	$645,000
Michael P. Monahan	$161,250	$322,500	$645,000

The performance measures for 2018 cash bonuses for our NEOs were Adjusted EBITDA (weighted 60%), Revenue (weighted 20%), and Strategic Goals (weighted 20%). The Compensation Committee chose to emphasize Adjusted EBITDA because it represents one of the clearest measures of our operational performance and allows any overachievement to be self-funding. The Compensation Committee also measures Revenue to focus our executives on top-line growth. As it had done in 2017, the Compensation Committee included a Strategic Goals component (weighted 20%), which helps focus executives on longer-term value creation. These strategically important goals relate to product/program innovation, market expansion, profitability improvements, and implementation of the required infrastructure to support such initiatives.

The threshold, target, and maximum goals for each measure, along with our actual performance in 2018, are outlined in the following table:

Measure	Threshold ($ million)	Target ($ million)	Maximum ($ million)	Actual ($ million)	Weighted % of Target Bonus Earned
Adjusted EBITDA (weighted 60%)	$109.5	$120.3	$132.3	$104.1	0%
Revenue (weighted 20%)	$720.0	$766.0	$812.0	$691.0	0%
Strategic Goals (weighted 20%)	Partially Met	Met	Exceeded All	Not Met	0%
Total Bonus (% of Target)					0%

We have disclosed Adjusted EBITDA in previous filings and define it as net income excluding depreciation, amortization, income tax, interest, non-cash compensation and, in certain years, other items. During 2018 the Company incurred significant costs relating to a cooperation agreement that the Company entered into with a stockholder and the proposed merger with Tivity Health. For the year ended December 31, 2018, the determination of Adjusted EBITDA can be derived from the net income reported in our consolidated financial statements as set forth in the table below:

Adjusted EBITDA Component	Year Ended December 31, 2018 ($000s)
Net income	$58,593
Depreciation and amortization	$15,875
Income tax expense	$16,282
Interest income, net	$(852)
Non-cash employee compensation	$10,304
Transaction costs related to merger	$2,795
Transaction costs related to stockholder cooperation agreement	$1,143

Adjusted EBITDA	$104,140

Ongoing Long-Term Equity Incentives

Equity incentives represent the largest component of our NEOs’ compensation, in order to closely align the interests of our NEOs with the interests of our stockholders. In 2018, the Compensation Committee granted our NEOs target LTIs using a mix of 50% PRSUs and 50% RSAs. The Compensation Committee believes that tying at least one-half of the annual equity grants to the achievement of performance targets emphasizes the linkage between multi-year corporate performance and executive compensation. Multi-year vesting provides alignment with long-term shareholder value creation and contributes to the retention of executive talent.

Performance-Based Restricted Stock Units

In 2018, 50% of our ongoing LTI compensation program was granted in PRSUs, which may be earned from 0 to 200% of the target number of share units based on the achievement of a pre-established two-year cumulative Adjusted EPS goal. Earned PRSUs, if any, were designed to vest pro-rata based on each participant’s continued employment over a three-year period (i.e., the two-year performance period plus an additional one-year service vesting period).

The Compensation Committee chose Adjusted EPS (which is presented as adjusted principally to remove the impact of certain asset write-downs and certain transaction costs) for the two-year periods described below as the performance measure because it strongly supports the Company’s business objectives. In selecting Adjusted EPS as the relevant performance measure, the Company focused again on earnings as a critical measure of operational success, but distinguished the PRSU performance measure from the profit measure in the annual cash bonus (Adjusted EBITDA). By including interest, taxes, depreciation and amortization, and non-cash employee compensation in the measure of Adjusted EPS for the PRSUs, the Compensation Committee intended to link executive pay to profitability as well as capital decisions, and ultimately longer-term growth in stockholder value.

2017-2018 PRSUs. The PRSUs granted in 2017 could be earned based on our performance versus Adjusted EPS goals for the two-year period ended December 31, 2018, which were as follows, with linear interpolation for performance between levels:

2017-2018 Adjusted EPS ($/sh.)	Payout as % of Target Number of PRSUs
<$2.82	0%
$2.82	50%
$3.32	100%
$3.57	150%
≥$3.98	200%

Our Adjusted EPS for the two-year period ended December 31, 2018 was $4.03 (i.e., $1.96 for 2017 and $2.07 for 2018), which resulted in 200% of the target number of PRSUs being earned. These PRSUs are subject to an additional one-year service vesting period. These PRSUs were designed to vest ratably over a three-year total performance/vesting period. However, if an NEO’s employment is terminated prior to the expiration of the three-year total performance/vesting period (other than by the Company for cause or by the NEO in anticipation of a termination for cause), the NEO may still be entitled to a pro-rata number of units earned from the two-year Adjusted EPS performance, based on the date of grantee’s separation from the Company.

As described in “Impact of the Merger Agreement,” the 2017 PRSUs will be converted to time-vesting Tivity Health restricted stock units, subject to the participant’s continued employment through December 31, 2019 except as provided above.

For purposes of achievement of the performance goals for the two-year period ended December 31, 2018, Adjusted EPS can be derived from the EPS reported in our consolidated financial statements as follows:

Adjusted EPS Component	Year Ended December 31, 2017 ($/sh.)	Year Ended December 31, 2018 ($/sh.)
GAAP EPS as reported	$1.90	$1.95
Reduction in net deferred assets due to reduction in federal tax rates and loss of state net operating loss carryforwards	$0.06	—
Transaction costs related to merger	—	$0.09
Transaction costs related to stockholder cooperation agreement	—	$0.03

Adjusted EPS	$1.96	$2.07

2018-2019 PRSUs. The PRSUs granted in 2018 were designed to have the same design as the PRSUs granted in 2017, with the number of earned PRSUs based on Adjusted EPS for the two-year period ending December 31, 2019 according to the following schedule, with linear interpolation for performance between levels:

Performance Achieved	Payout as % of Target Number of PRSUs
< 85%	0%
85%	50%
100%	100%
110%	150%
≥ 120%	200%

Similar to the 2017 PRSUs, the 2018 PRSUs were designed to vest ratably over a three-year total performance/vesting period. However, if an NEO’s employment is terminated prior to the expiration of the three-year total performance/vesting period (other than by the Company for cause or by the NEO in anticipation of a termination for cause), the NEO may still be entitled to a pro-rata number of units earned from the two-year Adjusted EPS performance, based on the date of grantee’s separation from the Company.

As described in “Impact of the Merger Agreement,” the maximum number of 2018 PRSUs will be converted to time-vesting Tivity Health restricted stock units, subject to the participant’s continued employment through December 31, 2020 except as provided above. See “Impact of the Merger Agreement,” “Employment Agreements,” and the definitive proxy statement/prospectus filed by the Company on February 4, 2019 in connection with the Merger for more detail.

Restricted Stock

In addition to PRSUs, the Compensation Committee granted time-vested RSAs to retain and motivate our NEOs. RSAs granted in 2018 vest in three equal installments on each of the first three anniversaries of the grant date, provided the NEO is employed by us on each vesting date.

Benefits

We maintain a 401(k) defined contribution program for all eligible employees. We have no other pension or other deferred compensation program for senior executive officers or any other employees. We also provide supplemental long-term disability benefits to our senior executives because caps under our group long-term disability program restrict benefits under that program to a lower percentage of pay than was generally applicable to our other employees.

Employment Agreements

We enter into employment agreements with our NEOs to attract the individuals we deem most qualified in a highly competitive environment. These employment agreements specify the NEO’s base salary and bonus opportunities and provide that the NEO is eligible to receive certain payments and benefits if his or her employment is involuntarily terminated. The severance arrangements protect the NEOs from financial loss associated with an involuntary termination without cause. In particular, these severance arrangements enable NEOs to remain neutral in the face of a transaction that is in the best interests of stockholders, but may result in loss of employment. These severance arrangements also serve as consideration for the post-termination non-competition and non-solicitation covenants we require from each of our NEOs.

Each employment agreement generally specifies the NEO’s starting salary, target annual bonus opportunity, inducement awards (if any) and customary indemnification rights. The agreements also generally provide for certain payments and/or benefits if the NEO’s employment ceases due to a termination by us without cause, by the NEO with good reason or due to the NEO’s death or disability. The rights are described in detail below for each of our currently employed NEOs under the heading “Payments and Potential Payments Upon Termination or Change in Control.”

Each employment agreement or other agreement entered into concurrently with the employment agreement generally also includes customary restrictive covenants. In the cases of Ms. Krausz and Mr. Monahan, each is subject to a one-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant. In Ms. Zier’s case, she is subject to two-year post-termination non-competition and non-solicitation covenants.

In addition to these items, Ms. Zier’s employment agreement provides that she will be nominated for re-election as a member of the Board during her tenure as Chief Executive Officer.

Each of the NEOs has entered into a letter agreement with Tivity Health which provides that, prior to the closing of the Merger, Tivity Health and such NEO will prepare and enter into definitive documentation setting forth all of the terms and conditions applicable to such NEO’s employment with Tivity Health following the Merger, including the terms and conditions set forth in the letter agreement. Each letter agreement, contingent upon the closing of the Merger, generally specifies the NEO’s base salary, target annual bonus opportunity and inducement or retention awards (if any), termination rights, and Ms. Zier’s and Ms. Krausz’s letter agreements each provide for participation in Tivity Health’s long-term equity incentive program and their respective target incentive opportunities thereunder for each year such NEO remains employed at Tivity Health. In addition, Ms. Zier’s and Mr. Monahan’s letter agreements provide for the treatment of their respective Company equity awards following the closing of the Merger. Pursuant to her letter agreement, Ms. Zier’s (i) Company Restricted Stock Awards will be assumed by Tivity Health and converted into awards of shares of restricted stock of Tivity Health in accordance with the Merger Agreement; provided that all such awards will vest and settle in full on October 15, 2019, and (ii) performance-based restricted stock units will be assumed by Tivity Health and converted into awards of time-vesting restricted stock units of Tivity Health in accordance with the Merger Agreement; provided that (1) Tivity Health awards issued in respect of her 2016 SPRSUs will vest and settle in full on October 15, 2019, (2) Tivity Health awards issued in respect of her 2017 PRSUs will vest on a prorated daily basis (determined from the date of grant) beginning on and following October 15, 2019 through December 31, 2019, and (3) Tivity Health awards issued in respect of her 2018 PRSUs will vest on a prorated daily basis (determined from the date of grant) beginning on and following October 15, 2019 through December 31, 2020. Pursuant to his letter agreement, Mr. Monahan’s (i) Company Restricted Stock Awards will be assumed by Tivity Health and converted into awards of shares of restricted stock of Tivity Health in accordance with the Merger Agreement; provided that all such awards will vest and settle on the three-month anniversary of the closing of the Merger, and (ii) performance-based restricted stock units will be assumed by Tivity Health and converted into awards of time-vesting restricted stock units of Tivity Health in accordance with the Merger Agreement; provided that (1) Tivity Health awards issued in respect of his 2016 SPRSUs will vest and settle in full, (2) Tivity Health awards issued in respect of his 2017 PRSUs will vest on a prorated daily basis (determined from the date of grant) on and following the three-month anniversary of the closing through December 31, 2019, and (3) Tivity Health awards issued in respect of his 2018 PRSUs will vest on a prorated daily basis (determined from the date of grant) on and following the three-month anniversary of the closing through December 31, 2020.

Compensation Policies and Other Considerations

Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines that prohibit sales of our stock by our NEOs and our non-employee directors if those sales would cause such individual’s stock holdings to fall below a certain threshold. Currently, the threshold for our non-employee directors is five times the annual cash retainer, which would currently equal $250,000. The ownership requirement for our NEOs, based on the current base salary compensation for each of our NEOs, is indicated in the table below:

Position	Ownership Requirement (as multiple of salary)	Ownership Requirement
Chief Executive Officer	5 x base salary	$4,375,000
Chief Marketing Officer	2 x base salary	$860,000
Chief Financial Officer	2 x base salary	$860,000

For purposes of these guidelines, an officer’s holdings include vested shares held directly by the officer or his/her immediate family members, the intrinsic value of vested stock options and vested but unsettled PRSUs. Until the required ownership level is achieved, the NEOs and non-employee directors must retain all shares received on vesting or earn-out of RSAs and PRSUs, net of shares withheld or sold to satisfy tax obligations, and all shares received on exercise of stock options, net of shares tendered or withheld for payment of the exercise price and net of shares withheld or sold to satisfy tax obligations. Our Board may waive these restrictions on a case by case basis, but it is anticipated that waivers will be rare. Each of our NEOs is in compliance with his or her ownership requirement.

These guidelines, together with our continued use of equity-based compensation, are intended to emphasize the alignment of interests between management and our stockholders in a demonstrable and firm manner, with the objective of encouraging high performance and discouraging inappropriate risk taking.

Anti-Hedging Policy

Our Board has also adopted an anti-hedging policy that provides that our directors and NEOs may not directly or indirectly engage in transactions that would have the effect of reducing the economic risk of holding our securities.

Anti-Pledging Policy

The Company’s Insider Trading Policy Statement provides that our directors, NEOs or employees, and any of their respective spouses, other persons living in such person’s household and minor children and entities over which such person exercises control, are prohibited from entering into pledging transactions or similar arrangements with respect to Company securities.

Clawback Policy

Pursuant to our clawback policy, if we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement, we will recalculate all incentive compensation, whether cash- or equity-based, paid or credited to a person covered by the policy for the restated period. In addition, if any person covered by the policy engages in intentional misconduct that contributes to an erroneous measure of our financial results, then all incentive compensation paid or credited to him or her for the affected period will be recalculated (whether or not a restatement is then required). To the extent the recalculated compensation is less than the amount previously paid or credited based on the erroneous results, the excess amount must be returned to us (if previously paid) or will be forfeited (if previously credited, but not yet paid). Our Chief Executive Officer, executive vice presidents and senior vice presidents are covered by this policy, as well as anyone else that our Chief Executive Officer or Chief Financial Officer designates.

Tax Considerations

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a publicly held corporation’s tax deduction for compensation paid to its chief executive officer and certain of its other executive officers in excess of $1 million in any year. Under the tax rules in effect before 2018, compensation that qualifies as “performance-based compensation” was exempt from the $1 million deductibility cap.

The Compensation Committee considers the deductibility of compensation when designing our programs and authorizing individual awards and seeks to achieve full deductibility when feasible. In 2017 and prior years, the Compensation Committee designed annual cash incentive opportunities and PRSU awards in a manner intended to be exempt from the deduction limitation of Section 162(m) by tying payment to the achievement of pre-determined performance goals established by the Compensation Committee pursuant to our stockholder-approved incentive compensation plans and equity-based plans. Base salary and RSA awards with only time-based vesting requirements, which represent a portion of the equity awards granted to our executive officers, were not exempt from Section 162(m), and therefore will not be deductible to the extent the $1 million limit of Section 162(m) is exceeded.

The Tax Cuts and Jobs Act, which was signed into law December 22, 2017, eliminated the performance-based compensation exception for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. While the Tax Cuts and Jobs Act limited the deductibility of compensation paid to the NEOs, the Committee continues to retain flexibility to design compensation programs that are in the best long-term interests of the Company and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account. Accordingly, the Compensation Committee retains the ability to pay compensation that exceeds the deduction limitation under Section 162(m).

Compensation Risk Assessment

Our Compensation Committee considers risks related to our compensation programs (especially with respect to our executive compensation programs) when determining how to structure our employees’ compensation. Based on our assessments of our compensation programs, we have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on our Company. In reaching this conclusion, the Compensation Committee considered the following aspects of our compensation programs that discourage excessive risk-taking:

•	Balance between fixed and variable, short-term and long-term, and cash and equity in the TDC mix.

•

Incentive awards incorporate multiple measures of performance, which diversifies the risks associated with any single indicator of performance. Cash and equity incentives each have different performance goals, which further diversifies risk.

•	Payouts under our incentive plans are subject to caps.

•	All of our equity grants vest over a multi-year period, which encourages grantees to take a long-term view.

•	We maintain policies specifically intended to mitigate risk, such as our stock ownership guidelines and clawback, anti-hedging and anti-pledging policies.

•	Independent Compensation Committee oversight and discretion.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee reviewed and discussed the foregoing “Compensation Discussion and Analysis” with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Robert F. Bernstock, Chairman Paul Guyardo Brian P. Tierney

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation earned for 2018, 2017 and 2016 by our NEOs:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards (1)	Non- Equity Incentive Plan Compensation	All Other Compensation		Total
Dawn M. Zier, Chief Executive Officer	2018	$875,000	—	$3,785,544	(2)	—	—	$20,104	(3)	$4,680,648
	2017	$800,000	—	$2,422,220		—	$1,436,539	$19,131		$4,677,890
	2016	$750,000	—	$2,109,965		$375,000	$1,237,500	$19,704		$4,492,169
Keira Krausz, Chief Marketing Officer	2018	$430,000	—	$836,808	(2)	—	—	$16,860	(4)	$1,283,668
	2017	$400,000	—	$756,961		—	$503,273	$16,549		$1,676,783
	2016	$385,000	—	$682,987		$112,500	$442,454	$17,233		$1,640,174
Michael P. Monahan, Chief Financial Officer	2018	$430,000	—	$836,808	(2)	—	—	$16,115	(5)	$1,282,923
	2017	$400,000	—	$756,961		—	$503,273	$15,854		$1,676,088
	2016	$385,000	—	$682,987		$112,500	$442,454	$17,610		$1,640,551

(1)

The amounts reported in the Stock Awards and Option Awards columns represent the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning these amounts and the assumptions used to calculate these amounts may be found in Item 8, Financial Statements and Supplementary Data and Notes 2 and 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2019.

(2)

In accordance with SEC rules, the amounts reported in the Stock Awards column for 2018 include the grant date fair value of the RSAs and PRSUs granted during 2018. The grant date fair value for this purpose is required to be shown even where the PRSUs were not ultimately earned. The following table provides information regarding the 2018 PRSUs granted to our NEOs based on the expected performance outcomes (and is the grant date fair value of the award, as reflected in the Summary Compensation Table) and maximum performance outcomes:

Name	Grant Date Fair Value (i.e., Based on Expected Performance)	Value at Grant Date Assuming Maximum Performance	Actual Realizable Value at Grant Date
Dawn M. Zier	$1,410,566	$2,821,132	—
Keira Krausz	$311,811	$623,621	—
Michael P. Monahan	$311,811	$623,621	—

(3)	Amount represents the Company’s matching contributions under the 401(k) plan of $11,000 and the Company’s payment of premiums for supplemental long-term disability coverage of $9,104.
(4)	Amount represents the Company’s matching contributions under the 401(k) plan of $11,000 and the Company’s payment of premiums for supplemental long-term disability coverage of $5,860.
(5)	Amount represents the Company’s matching contributions under the 401(k) plan of $11,000 and the Company’s payment of premiums for supplemental long-term disability coverage of $5,115.

Grants of Plan-Based Awards Table

The following table summarizes information regarding grants of plan-based awards for the NEOs during the fiscal year ended December 31, 2018:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh.)	Grant Date Fair Value of Stock and Option Awards (4)
		Threshold	Target	Maximum	Threshold (#)	Target (#)	Maximum (#)
Dawn M. Zier	—	$437,500	$875,000	$1,750,000	—	—	—	—	—	—	—
	1/2/18	—	—	—	—	—	—	45,066	—	—	$2,374,978
	1/2/18	—	—	—	22,533	45,066	90,132	—	—	—	$1,410,566
Keira Krausz	—	$161,250	$322,500	$645,000	—	—	—	—	—	—	—
	1/2/18	—	—	—	—	—	—	9,962	—	—	$524,997
	1/2/18	—	—	—	4,981	9,962	19,924	—	—	—	$311,811
Michael P. Monahan	—	$161,250	$322,500	$645,000	—	—	—	—	—	—	—
	1/2/18	—	—	—	—	—	—	9,962	—	—	$524,997
	1/2/18	—	—	—	4,981	9,962	19,924	—	—	—	$311,811

(1)

Amounts represent the annual cash bonus opportunities each such NEO was eligible to receive in fiscal 2018. The criteria used to determine the amount of the annual bonus payable to each NEO is described above under “Performance-Based Annual Cash Bonus.” These bonuses were ultimately earned at 0% of target; earned amounts are disclosed in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above.

(2)

Amounts represent PRSUs granted to NEOs during the 2018 fiscal year. The criteria used to determine the number of PRSUs earned by each NEO are described above under “Performance-Based Restricted Stock Units.” The service-vesting schedule associated with the annual PRSUs granted to all NEOs on January 2, 2018 is three-year graded vesting.

(3)	These RSAs vest in three equal tranches on the first three anniversaries of the date of grant.

(4)	Amounts represent the grant date fair value calculated in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth outstanding equity awards for the NEOs at December 31, 2018:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/sh.)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested (1)
Dawn M. Zier	32,708	(2)	20,864	(2)	(2)	(2)	73,827	(3)	$3,239,529	216,228	(4)	$9,488,085
Keira Krausz	94,855	(5)	6,259	(5)	(5)	(5)	18,874	(6)	$828,191	61,494	(7)	$2,698,357
Michael P. Monahan	—	(8)	6,259	(8)	(8)	(8)	18,874	(9)	$828,191	61,494	(10)	$2,698,357

(1)	The market value is based on the closing stock price of $43.88 on December 31, 2018, the last day of trading in 2018.

(2)	Amount includes:

Grant Date	Number of Options Exercisable	Number of Options Unexercisable	Option Exercise Price ($/sh.)	Option Expiration Date
3/20/14	20,043	—	$14.95	3/20/21
12/31/15	12,665	—	$21.64	12/31/22
1/4/16	—	20,864	$20.94	1/4/23

Option awards granted prior to 2015 vest in four equal tranches on the first four anniversaries of the date of grant. The January 4, 2016 awards vest in three equal tranches on the first three anniversaries of the date of grant, and the December 31, 2015 award vests in two equal tranches on the first two anniversaries of the grant date. No option awards were granted in 2017 or 2018.

(3)	Time-vested RSAs that vest as set forth in the table below:

Number of Restricted Shares	Vesting Date
5,969	1/4/19
11,396	1/3/19
11,396	1/3/20
15,022	1/2/19
15,022	1/2/20
15,022	1/2/21

(4)

The amount in the PRSU column includes (i) 68,376 PRSUs earned based on the final Adjusted EPS performance for the two-year period ended December 31, 2018 with a service requirement through December 31, 2019, (ii) 57,720 SPRSUs that may be earned based on performance for the three-year period ending December 31, 2019 and (iii) up to 90,132 PRSUs that may be earned based on Adjusted EPS performance for the two-year period ending December 31, 2019 with a service requirement through December 31, 2020. The performance goal for the Adjusted EPS Award for the period ended December 31, 2018 has been satisfied at the maximum 200% level; thus the amount reflected above includes $3,000,339 with respect to this award. In accordance with SEC rules, amount shown assumes performance at maximum level of $3,954,992 with respect to the Adjusted EPS Award for the period ending December 31, 2019. In accordance with SEC rules, amount shown assumes maximum performance at 200% ($2,532,754) for the SPRSUs.

(5)	Amount includes:

Grant Date	Number of Options Exercisable	Number of Options Unexercisable	Option Exercise Price ($/sh.)	Option Expiration Date
2/11/13	41,934	—	$8.38	2/11/20
3/21/13	35,066	—	$8.52	3/21/20
3/20/14	5,554	—	$14.95	3/20/21
1/2/15	6,042	—	$18.98	1/2/22
1/4/16	6,259	6,259	$20.94	1/4/23

Option awards granted prior to 2015 vest in four equal tranches on the first four anniversaries of the applicable date of grant. The January 2, 2015 and the January 4, 2016 awards vest in three equal tranches on the first three anniversaries of the date of grant. No option awards were granted in 2017 or 2018.

(6)	Time-vested RSAs that vest as set forth in the table below:

Number of Restricted Shares	Vesting Date
1,790	1/4/19
3,561	1/3/19
3,561	1/3/20
3,321	1/2/19
3,321	1/2/20
3,320	1/2/21

(7)

The amount in the PRSU column includes (i) 21,368 PRSUs earned based on the final Adjusted EPS performance for the two-year period ended December 31, 2018 with a service requirement through December 31, 2019, (ii) 20,202 SPRSUs that may be earned based on performance for the three-year period ending December 31, 2019 and (iii) up to 19,924 PRSUs that may be earned based on Adjusted EPS performance for the two-year period ending December 31, 2019 with a service requirement through December 31, 2020. The performance goal for the Adjusted EPS Award for the period ended December 31, 2018 has been satisfied at the maximum 200% level; thus the amount reflected above includes $937,628 with respect to this award. In accordance with SEC rules, amount shown assumes performance at maximum level ($874,265) with respect to the Adjusted EPS Award for the period ending December 31, 2019. In accordance with SEC rules, amount shown assumes maximum performance at 200% ($886,464) for the SPRSUs.

(8)	Amount includes:

Grant Date	Number of Options Exercisable	Number of Options Unexercisable	Option Exercise Price ($/sh.)	Option Expiration Date
1/4/16	—	6,259	$20.94	1/4/23

The January 4, 2016 awards vest in three equal tranches on the first three anniversaries of the date of grant. No option awards were granted in 2017 or 2018.

(9) Time-vested RSAs that vest as set forth in the table below:

Number of Restricted Shares	Vesting Date
1,790	1/4/19
3,561	1/3/19
3,561	1/3/20
3,321	1/2/19
3,321	1/2/20
3,320	1/2/21

(10)

The amount in the PRSU column includes (i) 21,368 PRSUs earned based on the final Adjusted EPS performance for the two-year period ended December 31, 2018 with a service requirement through December 31, 2019, (ii) 20,202 SPRSUs that may be earned based on performance for the three-year period ending December 31, 2019 and (iii) up to 19,924 PRSUs that may be earned based on Adjusted EPS performance for the two-year period ending December 31, 2019 with a service requirement through December 31, 2020. The performance goal for the Adjusted EPS Award for the period ended December 31, 2018 has been satisfied at the maximum 200% level; thus the amount reflected above includes $937,628 with respect to this award. In accordance with SEC rules, amount shown assumes performance at maximum level ($874,265) with respect to the Adjusted EPS Award for the period ending December 31, 2019. In accordance with SEC rules, amount shown assumes maximum performance at 200% ($886,464) for the SPRSUs.

Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vestings for the NEOs for the fiscal year ended December 31, 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Dawn M. Zier	60,831	$1,571,813	99,670	$4,479,165
Keira Krausz	5,000	$212,223	29,800	$1,341,078
Michael P. Monahan	17,855	$481,427	29,800	$1,341,078

(1)	The value realized on the exercise of stock options is the closing stock price or if sold, the selling price, less the cost of the option.
(2)	The value realized on vesting of stock awards is based on the closing stock price on the date of vesting.

CEO Pay Ratio

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to provide the following disclosure regarding the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “Pay Ratio”).

For purposes of the Pay Ratio calculation, we identified our median employee in 2018 by determining the 2018 gross income for all of our employees (excluding our Chief Executive Officer), whether employed on a full-time, part-time or seasonal basis, who were employed by us on October 1, 2018 as our consistently applied compensation measure. Gross income for these purposes consists of base salary, annual and other bonuses, commissions and other cash incentives, overtime, stock awards, dividends, and any paid time off, as applicable, received by an employee. Once we identified our median employee, we calculated such employee’s annual total compensation for 2018 in the same manner that we determined the total compensation of our Chief Executive Officer for purposes of the Summary Compensation Table disclosed above.

For the year ended December 31, 2018, (i) the annual total compensation of our Chief Executive Officer was $4,680,648; (ii) the annual total compensation of our median employee was $64,025; and (iii) based on this information, we reasonably estimate our Pay Ratio to be 73:1. Because the SEC rules for identifying the median employee and calculating the Pay Ratio allow companies to use different methodologies, to apply certain exemptions, and to make reasonable estimates and assumptions, the Pay Ratio calculation presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K and may not be comparable to the pay ratio reported by other companies.

Payments and Potential Payments Upon Termination or Change in Control

Ms. Zier, Ms. Krausz and Mr. Monahan each have agreements with us that provide for payments and benefits in connection with a cessation of employment with us under certain circumstances, as described in more detail below.

Dawn M. Zier

If Ms. Zier’s employment is terminated by us without cause or by her for good reason, she is entitled to: (i) continuation of her base salary for two years, (ii) continuation of group health coverage for 18 months at the active employee rate, (iii) a pro-rata portion of any annual bonus otherwise earned for the year of termination, (iv) accelerated vesting of the next tranche of her annual RSA awards and her annual stock option awards, and (v) payment for 12 months of outplacement services, up to a maximum cost of $50,000.

If Ms. Zier’s employment ceases due to her death or disability, she is entitled to a pro-rata portion of any annual bonus otherwise earned for the year of termination.

The payments described above in connection with a termination without cause, resignation for good reason and disability are all conditioned on Ms. Zier’s execution of a general release of claims against us.

Under the terms of our standard annual stock option and RSA awards, if Ms. Zier’s employment is terminated by us without cause, by her for good reason, or due to her death or disability, any such award held by her will become vested with respect to the next otherwise unvested tranche. However, if such termination occurs within 12 months following a change in control, then in lieu of the treatment described in the preceding sentence, the vesting of any such award will accelerate in full.

Under the terms of our standard annual PRSU awards, if Ms. Zier’s employment is terminated by us without cause or by her for good reason, she will remain eligible to earn a pro-rata portion of any such award held by her based on the portion of the service period worked by her and based on actual corporate performance through the end of the applicable performance period. If her employment ceases due to her death or disability, she will earn a pro-rata portion of any such award based on the portion of the service period actually worked by her and either (X) assuming target performance, if such termination occurs prior to the end of the performance period (generally the second December 31st after the grant date), or (Y) based on actual corporate performance through the end of the applicable performance period, if her termination occurs after such date. If her employment ceases due to her resignation without good reason (other than a resignation by her in anticipation of a termination for cause), she will earn a pro-rata portion (determined based on the number of full years she worked during the service period over a denominator of three) of any such award based on actual corporate performance through the end of the applicable performance period.

Under the terms of the SPRSUs granted to Ms. Zier on December 30, 2016, if, prior to a change in control, Ms. Zier’s employment is terminated either by us without cause, by her for good reason, or due to her death or disability, she will remain eligible to earn a pro-rata portion of the award based on the portion of the period from January 1, 2017 through December 31, 2019 worked by her and based on actual corporate performance through the end of the performance period. If upon a change in control, the successor in such change in control does not assume the PRSU award, then, if Ms. Zier remained employed by the successor through the end of the service period, she would be eligible to receive a pro-rated portion of the award determined based on performance through the end of the month prior to the closing, as follows (as applicable, the “CiC Earned Award”):

•

If the closing of such change in control (the “Closing”) occurs after January 1, 2018 but prior to January 1, 2019, the award will be earned at a percentage equal to (W) 20% plus the product of (X) 30% times (Y) a fraction equal to the number of completed calendar months in 2018 as of the Closing divided by 12; and

•

If the Closing occurs after January 1, 2019 but prior to December 31, 2019, the award will be earned at a percentage equal to (W) 50% plus the product of (X) 50% times (Y) a fraction equal to the number of completed calendar months in 2019 as of the Closing divided by 12.

If the successor does not assume the award, Ms. Zier would receive the CiC Earned Award. If, after a change in control, Ms. Zier’s employment is terminated either by us without cause, by her for good reason, or due to her death or disability, she would receive the CiC Earned Award upon any such termination of employment.

If Ms. Zier’s employment ceases due to her resignation without good reason (other than a resignation by her in anticipation of a termination for cause) or due to a termination by the Company for cause, her entire SPRSU award would be forfeited.

The following table summarizes information regarding potential payments for Ms. Zier pursuant to the Merger Agreement, following a hypothetical closing of the Merger on March 1, 2019:

Event	Cash Severance (1)	Accelerated Equity Vesting		Other Benefits (2)	Total
Termination without cause or for good reason	$1,895,833	$8,185,771	(3)	$50,000	$10,131,604

(1)	Payable in periodic installments over two years.
(2)	Twelve months of outplacement assistance, calculated based on the maximum of $50,000 to which Ms. Zier is entitled under her agreement.
(3)

Amount reflects the value of accelerated vesting of Ms. Zier’s unvested restricted shares of Company Common Stock and shares of Company Common Stock that may be earned under the 2016 SPRSUs, 2017 PRSUs and 2018 PRSUs, which for 2016 SPRSUs reflects full vesting and for the 2017 PRSUs and 2018 PRSUs reflects a prorated number of shares of Company Common stock based on the number of days elapsed from the commencement of the applicable performance period through March 1, 2019, assuming an estimated Merger Consideration value of $44.64.

Keira Krausz

If Ms. Krausz’s employment is terminated by us without cause or by her for good reason, she is entitled to: (i) continuation of her base salary for one year, (ii) continuation of group health coverage for 12 months at the active employee rate, and (iii) a pro-rata portion of any annual bonus otherwise earned for the year of termination.

The treatment of our standard annual stock option, RSA and PRSU awards upon a cessation of employment, as described above for Ms. Zier, will also apply to any such awards held by Ms. Krausz.

The payments and benefits described above are all conditioned on Ms. Krausz’s execution of a general release of claims against us.

Under the terms of the SPRSUs granted to Ms. Krausz on December 30, 2016, if, prior to a change in control, Ms. Krausz’s employment is terminated either by us without cause, by her for good reason, or due to her death or disability, she will remain eligible to earn a pro-rata portion of the award based on the portion of the period from January 1, 2017 through December 31, 2019 worked by her and based on actual corporate performance through the end of the performance period. If upon a change in control, the successor in such change in control does not assume the PRSU award, then, if Ms. Krausz remained employed by the successor through the end of the service period, she would be eligible to receive a pro-rated portion of the award determined based on performance through the end of the month prior to the closing, as follows (as applicable, the “CiC Earned Award”):

•

If the Closing occurs after January 1, 2018 but prior to January 1, 2019, the award will be earned at a percentage equal to (W) 20% plus the product of (X) 30% times (Y) a fraction equal to the number of completed calendar months in 2018 as of the Closing divided by 12; and

•

If the Closing occurs after January 1, 2019 but prior to December 31, 2019, the award will be earned at a percentage equal to (W) 50% plus the product of (X) 50% times (Y) a fraction equal to the number of completed calendar months in 2019 as of the Closing divided by 12.

If the successor does not assume the award, Ms. Krausz would receive the CiC Earned Award. If, after a change in control, Ms. Krausz’s employment is terminated either by us without cause, by her for good reason, or due to her death or disability, she would receive the CiC Earned Award upon any such termination of employment.

If Ms. Krausz’s employment ceases due to her resignation without good reason (other than a resignation by her in anticipation of a termination for cause) or due to a termination by the Company for cause, her entire SPRSU award would be forfeited.

The following table summarizes information regarding potential payments for Ms. Krausz pursuant to the Merger Agreement, following a hypothetical closing of the Merger on March 1, 2019:

Event	Cash Severance (1)	Accelerated Equity Vesting		OtherBenefits (2)	Total
Termination without cause or for good reason	$483,750	$2,389,579	(3)	$9,124	$2,882,453

(1)	Payable in periodic installments over one year.
(2)	Estimated cost of $9,124 to continue group health benefits for 12 months.
(3)

Amount reflects the value of accelerated vesting of Ms. Krausz’s unvested restricted shares of Company Common Stock and shares of Company Common Stock that may be earned under the 2016 SPRSUs, 2017 PRSUs and 2018 PRSUs, which for 2016 SPRSUs reflects full vesting and for the 2017 PRSUs and 2018 PRSUs reflects a prorated number of shares of Company Common stock based on the number of days elapsed from the commencement of the applicable performance period through March 1, 2019, assuming an estimated Merger Consideration value of $44.64.

Michael P. Monahan

If Mr. Monahan’s employment is terminated by us without cause or by him for good reason, he is entitled to: (i) continuation of his base salary for one year, (ii) continuation of group health coverage for 12 months at the active employee rate, and (iii) a pro-rata portion of any annual bonus otherwise earned for the year of termination.

The treatment of our standard annual stock option, RSA and PRSU awards upon a cessation of employment, as described above for Ms. Zier, will also apply to any such awards held by Mr. Monahan.

The payments and benefits described above are all conditioned on Mr. Monahan’s execution of a general release of claims against us.

Under the terms of the SPRSUs granted to Mr. Monahan on December 30, 2016, if, prior to a change in control, Mr. Monahan’s employment is terminated either by us without cause, by him for good reason, or due to his death or disability, he will remain eligible to earn a pro-rata portion of the award based on the portion of the period from January 1, 2017 through December 31, 2019 worked by him and based on actual corporate performance through the end of the performance period. If upon a change in control, the successor in such change in control does not assume the PRSU award, then, if Mr. Monahan remained employed by the successor through the end of the service period, he would be eligible to receive a pro-rated portion of the award determined based on performance through the end of the month prior to the closing, as follows (as applicable, the “CiC Earned Award”):

•

If the Closing occurs after January 1, 2018 but prior to January 1, 2019, the award will be earned at a percentage equal to (W) 20% plus the product of (X) 30% times (Y) a fraction equal to the number of completed calendar months in 2018 as of the Closing divided by 12; and

•

If the Closing occurs after January 1, 2019 but prior to December 31, 2019, the award will be earned at a percentage equal to (W) 50% plus the product of (X) 50% times (Y) a fraction equal to the number of completed calendar months in 2019 as of the Closing divided by 12.

If the successor does not assume the award, Mr. Monahan would receive the CiC Earned Award. If, after a change in control, Mr. Monahan’s employment is terminated either by us without cause, by him for good reason, or due to his death or disability, he would receive the CiC Earned Award upon any such termination of employment.

If Mr. Monahan’s employment ceases due to his resignation without good reason (other than a resignation by him in anticipation of a termination for cause) or due to a termination by the Company for cause, his entire SPRSU award would be forfeited.

The following table summarizes information regarding potential payments for Mr. Monahan pursuant to the Merger Agreement, following a hypothetical closing of the Merger on March 1, 2019:

Event	Cash Severance(1)	Accelerated Equity Vesting		OtherBenefits(2)	Total
Termination without cause or for good reason	$483,750	$2,389,579	(3)	$9,124	$2,882,453

(1)	Payable in periodic installments over one year.
(2)	Estimated cost of $9,124 to continue group health benefits for 12 months.
(3)

Amount reflects the value of accelerated vesting of Mr. Monahan’s unvested restricted shares of Company Common Stock and shares of Company Common Stock that may be earned under the 2016 SPRSUs, 2017 PRSUs and 2018 PRSUs, which for 2016 SPRSUs reflects full vesting and for the 2017 PRSUs and 2018 PRSUs reflects a prorated number of shares of Company Common stock based on the number of days elapsed from the commencement of the applicable performance period through March 1, 2019, assuming an estimated Merger Consideration value of $44.64.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS – DECEMBER 31, 2018

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights ($/sh.)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	204,175	$14.83	2,694,153
Equity compensation plans not approved by security holders	—	—	—

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows as of the Record Date (i.e., January 23, 2019), the amount and percentage of our issued Common Stock beneficially owned by each person who is known by us to beneficially own more than 5% of our issued Common Stock:

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)		Percent of Outstanding Common Stock
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	4,286,338	(2)	14.36%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	2,588,191	(3)	8.67%
Magnetar Capital LLC 1603 Orrington Ave. Evanston, Illinois 60201	1,875,824	(4)	6.29%
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	1,721,500	(5)	5.77%

The following table shows as of the Record Date, the amount and percentage of our issued Common Stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for director, (ii) NEOs and (iii) our directors, nominees for director and current NEOs, as a group:

Name of Beneficial Owner	Shares Beneficially Owned (1)(6)	Shares Acquirable Within 60 Days (7)	Percent of Outstanding Common Stock
Robert F. Bernstock	29,464		*
Paul Guyardo	34,279		*
Michael J. Hagan	21,435		*
Patricia Han	1,972		*
Jay Herratti	21,504		*
Benjamin Kirshner	1,972		*
Keira Krausz	201,866	122,482	*
Michael D. Mangan	16,121		*
Michael P. Monahan	70,499	27,627	*
Brian P. Tierney	36,591		*
Andrea M. Weiss	26,550		*
Dawn M. Zier	352,288	121,948	1.18%
All directors, nominees for directors and current NEOs, as a group (12 persons)	814,541	272,057	2.73%

*	less than 1%.
(1)

Beneficial ownership is determined in accordance with the rules of the SEC. Under those rules and for purposes of the table above (a) if a person has decision-making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, the Record Date, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

(2)

This information is provided in reliance upon information included in a Schedule 13G/A filed with the SEC on January 31, 2019. Includes shares that are held or may be deemed to be beneficially owned by the following entities: BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, and BlackRock Investment Management (Australia) Limited. BlackRock, Inc. holds (a) sole voting power over 4,216,654 shares of Nutrisystem Common Stock and (b) sole investment power over 4,286,338 shares of Nutrisystem Common Stock.

(3)

This information is provided in reliance upon information included in a Schedule 13G filed with the SEC on February 9, 2018. Includes shares that are held or may be deemed to be beneficially owned by Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The Vanguard Group, Inc. holds (a) sole voting power over 57,870 shares of Nutrisystem Common Stock, (b) shared voting power over 1,700 shares of Nutrisystem Common Stock, (c) sole investment power over 2,530,821 shares of Nutrisystem Common Stock, and (d) shared investment power over 57,370 shares of Nutrisystem Common Stock.

(4)

This information is provided in reliance upon information included in a Schedule 13D filed with the SEC on December 31, 2018. Each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz may be deemed to hold beneficial ownership, shared voting power and shared dispositive power of (a) 98,614 shares of Nutrisystem Common Stock held for the benefit of Magnetar Capital Master Fund, Ltd., (b) 782,278 shares of Nutrisystem Common Stock held for the benefit of Magnetar PRA Master Fund Ltd, (c) 369,807 shares of Nutrisystem Common Stock held for the benefit of Magnetar Constellation Fund II-PRA LP, (d) 50,749 shares of Nutrisystem Common Stock held of the benefit of Magnetar MSW Master Fund Ltd, (e) 17,415 shares of Nutrisystem Common Stock held for the benefit of Magnetar Multi-Strategy Alternative Risk Premia Master Fund Ltd and (f) 556,961 shares of Nutrisystem Common Stock held for the benefit of Irish Collective Asset-management Vehicle.

(5)

This information is provided in reliance upon information included in a Schedule 13G/A filed with the SEC on February 14, 2018. Consists of 1,721,500 shares of Nutrisystem Common Stock beneficially owned by Renaissance Technologies LLC, a majority-owned subsidiary of Renaissance Technologies Holdings Corporation. Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation each hold (a) sole voting power over 1,713,300 shares of Nutrisystem Common Stock, (b) sole investment power over 1,713,300 shares of Nutrisystem Common Stock, and (c) shared investment power over 8,200 shares of Nutrisystem Common Stock.

(6)	Information supplied by officers and directors.
(7)

Unless otherwise noted, reflects (a) the number of shares that could be purchased by exercise of options available at the Record Date, or within 60 days thereafter under our stock option plans, and (b) the number of PRSUs that had been earned but not yet vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

We are not aware of any transaction since January 1, 2018 required to be reported as a related party transaction.

The Company has adopted a Code of Conduct, which is intended to promote legal compliance and ethical behavior of all of the Company’s employees, NEOs and directors. Article XII of the Nutrisystem, Inc. Code of Conduct requires that our Audit Committee, which is composed of independent directors, review and approve all proposed transactions between the Company and any of the Company’s officers or directors, or relatives or affiliates of any such officers or directors, before such transaction is consummated.

Pursuant to Section III.D. of the Company’s Audit Committee Charter, and in accordance with Nasdaq Rule 5630(a), our Audit Committee is responsible for reviewing and approving all proposed transactions between the Company and any of the Company’s officers or directors, or relatives or affiliates of any such officers or directors, brought to the Audit Committee’s attention by management before such transaction is consummated.

The Audit Committee has not adopted any specific written procedures for conducting the review of related party transactions. Rather, each transaction is considered in light of the specific facts and circumstances presented. In the course of its review and approval of a transaction, the Audit Committee considers, among other factors it deems appropriate:

•	whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders;

•	the business reasons for the transaction;

•	whether the transaction would impair the independence of one or more of the Company’s officers or directors; and

•	whether the transaction is material, taking into account the significance of the transaction.

DIRECTOR INDEPENDENCE

Our Board currently consists of ten members, nine of whom our Board has determined are independent directors. The standards relied upon by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the Nasdaq Stock Market LLC, are comprised, in part, of those objective standards set forth in the Nasdaq rules. The Board is responsible for ensuring that independent directors do not have a material relationship with us or any of our affiliates or any of our executive officers or his or her affiliates. These guidelines are consistent with the independence requirements of the Nasdaq listing standards and are set forth in our Corporate Governance Guidelines, which are available on our website, www.nutrisystem.com.

The Board, in applying the above-referenced standards, has affirmatively determined that the Company’s current independent directors are: Robert F. Bernstock, Paul Guyardo, Michael J. Hagan, Patricia Han, Jay Herratti, Benjamin Kirshner, Michael D. Mangan, Brian P. Tierney and Andrea M. Weiss.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We engaged KPMG LLP, an independent registered public accounting firm, to perform an integrated audit of our consolidated financial statements as of and for the year ended December 31, 2018 and internal controls over financial reporting as of December 31, 2018. The Audit Committee of the Board selected KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2018.

The aggregate fees billed to the Company for professional services rendered for the years 2018 and 2017 were as follows:

Audit Fees

The aggregate fees billed by KPMG LLP for professional services for the audit of our annual consolidated financial statements for 2018, the audit of internal control over financial reporting as of December 31, 2018 and the review of the consolidated financial statements included in our Forms 10-Q for the first, second and third quarters of 2018 were $732,400. In addition, the aggregate fees billed by KPMG LLP for the professional services associated with their consent issuance relating to a filing on Form S-4 related to our proxy statement/prospectus were $82,137 during 2018.

The aggregate fees billed by KPMG LLP for professional services for the audit of our annual consolidated financial statements for 2017, the audit of internal control over financial reporting as of December 31, 2017 and the review of the consolidated financial statements included in our Forms 10-Q for the first, second and third quarters of 2017 were $605,000. In addition, the aggregate fees billed by KPMG LLP for professional services associated with their consent issuance relating to our LTI Plan were $10,000 during 2017.

Audit-Related Fees

There were no fees for audit-related services in 2018 or 2017.

Tax Fees

There were no fees for tax services, including tax consulting, in 2018 or 2017.

All Other Fees

There were no fees for other services in 2018 or 2017.

Pre-approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence. To implement these provisions of the Sarbanes-Oxley Act of 2002, as amended, the SEC has issued rules specifying the types of services that an independent registered public accounting firm may not provide to its audit client, as well as the Audit Committee’s administration of the engagement of the independent registered public accounting firm. Hence, the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits

See the exhibit index on page 40 of this Form 10-K/A, which is incorporated herein by reference.

INDEX TO EXHIBITS

No.	Description

2.1	Agreement and Plan of Merger by and among Tivity Health, Inc., Sweet Acquisition, Inc. and Nutrisystem, Inc., dated as of December 9, 2018, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on December 10, 2018.

2.2	Asset Purchase Agreement, dated as of December 17, 2015, between SBD Enterprises, LLC (formerly known as Nutrisystem SBD, LLC) and SBD Holdings Group Corp., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on December 17, 2015.

*3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on July 22, 2009.

3.3	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 7, 2016.

3.4	Amendment to the Amended and Restated Bylaws of Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on April 5, 2017.

+10.1	Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 6, 2012.

+10.2	Amendment No. 1 to Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on February 28, 2017.

+10.3	Second Amended and Restated Nutrisystem, Inc. 2008 Long Term Incentive Plan incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2017.

10.4	Agreement, dated December 21, 2004, between Nutrisystem, Inc. and QVC, Inc. incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on March 14, 2006.

+10.5	Compensation Policy For Non-Employee Directors, Effective April 1, 2017 incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K filed on February 28, 2017.

10.6	Amended and Restated Credit Agreement, dated November 6, 2015, among Nutrisystem, Inc., as Borrower, Manufacturers and Traders Trust Company, as the Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and other Lenders, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 10, 2015.

+10.7	Letter Agreement, dated November 1, 2012, between Nutrisystem, Inc. and Dawn Zier, the Company’s President and Chief Executive Officer, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 7, 2012.

+10.8	Letter Agreement, dated May 21, 2013, between Nutrisystem, Inc. and Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 28, 2013.

+10.9	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Dawn M. Zier, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.10	Form of Restricted Stock Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 7, 2012.

No.	Description

+10.11	Form of Nonqualified Stock Option Grant Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 7, 2012.

+10.12	Form of Performance-Based Restricted Stock Unit Agreement for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 7, 2012.

+10.13	2015 Nonqualified Stock Option Grant Agreement dated December 31, 2015 for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 5, 2016.

+10.14	2015 Performance-Based Restricted Stock Unit Grant Agreement, dated December 31, 2015 for Dawn Zier, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 5, 2016.

+10.15	Letter Agreement, dated April 19, 2013, between Nutrisystem, Inc. and Michael Monahan, the Company’s Executive Vice President and Chief Financial Officer, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2013.

+10.16	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.17	Second Amendment to the Employment Agreement between Nutrisystem, Inc. and Michael P. Monahan, dated December 27, 2017, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on December 28, 2017.

+10.18	2013 Performance-Based Restricted Stock Unit Grant Agreement for Michael Monahan, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.19	Employment Agreement, dated February 5, 2013 between Nutrisystem, Inc. and Keira Krausz, the Company’s Executive Vice President and Chief Marketing Officer, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.20	First Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated January 2, 2015, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.21	Second Amendment to the Employment Agreement between Nutrisystem, Inc. and Keira Krausz, dated December 27, 2017, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on December 28, 2017.

+10.22	Form of Restricted Stock Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.23	Form of Nonqualified Stock Option Grant Agreement for Keira Krausz, incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.24	2013 Performance-Based Restricted Stock Unit Grant Agreement for Keira Krausz, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.25	Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013.

+10.26	Form of Nonqualified Stock Option Grant Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

No.	Description

+10.27	Form of Restricted Stock Award Agreement for Executives (for all grants issued prior to 2015), incorporated by reference to the designated exhibit on the Company’s Annual Report on Form 10-K filed on March 12, 2013.

+10.28	Form of Performance-Based Restricted Stock Unit Grant Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.29	Form of Nonqualified Stock Option Grant Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

+10.30	Form of Restricted Stock Award Agreement for Executives (for all grants issued in or after 2015), incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on January 2, 2015.

10.31	Lease Agreement, dated October 13, 2009, between B.R. Properties Owner, LP and Nutrisystem, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010.

10.32	Cooperation Agreement, dated October 23, 2018, by and among Nutrisystem, Inc., Legion Partners Asset Management, LLC and the other parties named therein, incorporated by reference to the designated exhibit on the Company’s Current Report on Form 8-K filed on October 25, 2018.

21.1	Subsidiaries of Nutrisystem, Inc., incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2019.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form 10 filed on December 17, 1999 (file number 0-28551).
+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRISYSTEM, INC.

By	/S/ MICHAEL P. MONAHAN
Michael P. Monahan
Executive Vice President and Chief Financial Officer

Date:    February 28, 2019